Form 10-Q
period 2016-09-30
EVERSPIN TECHNOLOGIES INC
filed 2016-11-18
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-37900

Everspin Technologies, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	26-2640654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1347 N. Alma School Road, Suite 220

Chandler, Arizona 85224

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (480) 347-1111

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of Registrant’s Common Stock outstanding as of October 31, 2016 was 12,498,128.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Everspin Technologies,” and “the Company” refer to Everspin Technologies, Inc. The Everspin logo and other trade names, trademarks or service marks of Everspin Technologies are the property of Everspin Technologies, Inc. This report contains references to our trademarks and to trademarks belonging to other entities. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$1,999	$2,307
Accounts receivable, net	2,326	1,909
Amounts due from related parties	619	564
Inventory	5,303	4,176
Prepaid expenses and other current assets	467	190

Total current assets	10,714	9,146
Property and equipment, net	1,705	1,654
Intangible assets, net	33	132
Deferred offering costs	3,101	—
Other assets	50	29

Total assets	$15,603	$10,961

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,095	$1,162
Accrued liabilities	3,114	1,755
Amounts due to related parties	6,771	3,812
Deferred income on shipments to distributors	1,646	1,440
Derivative liability	120	—
Convertible promissory notes payable-related party	8,461	—
Current portion of long-term debt	3,904	1,175

Total current liabilities	26,111	9,344
Redeemable convertible preferred stock warrant liability	405	437
Deferred revenue	42	229
Long-term debt, net of current portion	4,914	6,739

Total liabilities	31,472	16,749

Commitments and contingencies
Redeemable convertible preferred stock, $0.0001 par value per share; 77,080,000 and 68,080,000 shares authorized as of September 30, 2016 and December 31, 2015, respectively; 2,486,199 shares issued and outstanding; aggregate liquidation preference of $64,642	64,642	64,642
Stockholders’ deficit:
Common stock, $0.0001 par value per share; 204,000,000 and 175,000,000 shares authorized as of September 30, 2016 and December 31, 2015, respectively; 3,025,920 and 3,015,281 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	10,620	9,301
Accumulated deficit	(91,131)	(79,731)

Total stockholders’ deficit	(80,511)	(70,430)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$15,603	$10,961

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Product sales (including related party sales of $662 and $902 for the three months ended September 30, 2016, respectively, and $1,396 and $2,739 for the nine months ended September 30, 2016 and 2015, respectively)	$7,008	$6,671	$19,731	$19,108
Licensing and royalty revenue	156	421	299	638

Total revenue	7,164	7,092	20,030	19,746

Cost of sales	2,859	3,458	8,563	8,689

Gross profit	4,305	3,634	11,467	11,057

Operating expenses:
Research and development	3,111	5,081	14,342	14,723
General and administrative	1,586	1,634	4,881	5,208
Sales and marketing	788	1,198	2,476	2,652

Total operating expenses	5,485	7,913	21,699	22,583

Loss from operations	(1,180)	(4,279)	(10,232)	(11,526)
Interest expense	(798)	(231)	(1,982)	(414)
Other income (expense), net	534	1	814	10

Net loss and comprehensive loss	$(1,444)	$(4,509)	$(11,400)	$(11,930)

Net loss per common share, basic and diluted	$(0.54)	$(1.77)	$(4.40)	$(4.67)

Weighted-average shares used to compute net loss per common share, basic and diluted	2,657,574	2,552,185	2,589,704	2,552,185

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(11,400)	$(11,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	598	1,073
Loss on disposal of property and equipment	80	—
Stock-based compensation	520	301
Change in fair value of redeemable convertible preferred stock warrant liability	(32)	(17)
Change in fair value of derivative liability	(798)	—
Non-cash interest expense	1,066	178
Compensation expense related to vesting of common stock	751	1,027
Changes in operating assets and liabilities:
Accounts receivable	(417)	509
Amounts due from related parties	(55)	(91)
Prepaid expenses and other current assets	(277)	(387)
Inventory	(1,127)	(1,513)
Other assets	(21)	(10)
Accounts payable	598	267
Accrued liabilities	204	(493)
Amounts due to related parties	2,959	2,563
Deferred income on shipments to distributors	206	(153)
Deferred revenue	(187)	—

Net cash used in operating activities	(7,332)	(8,676)

Cash flows from investing activities
Purchases of property and equipment	(596)	(978)

Net cash used in investing activities	(596)	(978)

Cash flows from financing activities
Proceeds from convertible promissory notes-related party	8,500	—
Proceeds from debt	1,500	8,000
Payments on debt	(598)	(3,000)
Payments of debt issuance costs	(40)	(130)
Payments on capital lease obligation	(179)	(179)
Payments of deferred offering costs	(1,611)	—
Proceeds from exercise of stock options	48	—

Net cash provided by financing activities	7,620	4,691

Net decrease in cash and cash equivalents	(308)	(4,963)
Cash and cash equivalents at beginning of period	2,307	9,624

Cash and cash equivalents at end of period	1,999	$4,661

Supplementary cash flow information:
Interest paid	$916	$237

Non-cash investing and financing activities:
Purchase of property and equipment under capital lease obligations	$34	$440

Issuance of warrants with debt	$—	$307

Deferred offering costs recorded in accounts payable and accrued liabilities	$1,490	$—

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Notes to Condensed Financial Statements

1. Organization and Nature of Business

Everspin Technologies, Inc. (the “Company”) was incorporated in Delaware on May 16, 2008. The Company’s MRAM solutions offer the persistence of non-volatile memory with the speed and endurance of random access memory (“RAM”) and enable the protection of mission critical data particularly in the event of power interruption or failure. The Company’s MRAM solutions allow its customers in the industrial, automotive and transportation, and enterprise storage markets to design high performance, power efficient and reliable systems without the need for bulky batteries or capacitors.

Reverse Stock Split

In September 2016, the Company effected a 1-for-26 reverse stock split of all outstanding shares of the Company’s capital stock, including common stock and redeemable convertible preferred stock. All share, option, convertible promissory notes, warrant, and per share information presented in the condensed financial statements has been adjusted to reflect the stock split on a retroactive basis for all periods presented and all share information is rounded down to the nearest whole share after reflecting the stock split.

Initial Public Offering and Concurrent Private Placement

On October 7, 2016, the Company’s Registration Statement on Form S-1 (File No. 333-213569) relating to the initial public offering, (“IPO”), of its common stock was declared effective by the Securities and Exchange Commission (“SEC”). Pursuant to such Registration Statement, the Company sold 5,000,000 shares at an initial public offering price of $8.00 per share for net proceeds of $37.2 million to the Company, net of underwriting discounts and commissions, but before offering costs. Concurrent with the IPO, the Company issued 625,000 shares of its common stock in a private placement for net proceeds of $4.7 million, after deducting the placement agent fee.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year.

The accompanying condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2015 contained in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on October 7, 2016.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, fair value of assets and liabilities, inventory, income taxes, redeemable convertible preferred stock and related warrants, common stock, and stock-based compensation. Actual results could differ from those estimates and assumptions.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents that are held by a financial institution in the United States and accounts receivable. Amounts on deposit with a financial institution may at times exceed federally insured limits. The Company maintains its cash accounts with high credit quality financial institutions and, accordingly, minimal credit risk exists with respect to the financial institutions.

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue				Accounts Receivable, net
	Three Months Ended September 30,		Nine Months Ended September 30,		As of September 30,	As of December 31,
Customers	2016	2015	2016	2015	2016	2015
Customer A	22%	27%	23%	26%	16%	28%
Customer B	*	20%	*	12%	21%	23%
Customer C	11%	12%	11%	14%	*	*
Customer D	*	*	*	*	11%	*

*	Less than 10%

Deferred Offering Costs

Deferred offering costs, primarily consisting of legal, accounting, printer and other direct fees and costs relating to the IPO, are capitalized. The deferred offering costs will be offset against the Company’s IPO proceeds during the quarter ended December 31, 2016. As of September 30, 2016, the Company capitalized $3.1 million of deferred offering costs on the condensed balance sheet. No costs were capitalized as of December 31, 2015.

Fair Value of Financial Instruments

The Company discloses and recognizes the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). The guidance establishes three levels of the fair value hierarchy as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The carrying value of accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments. The carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments consist of Level 1 assets and Level 3 liabilities. Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 assets consist primarily of highly liquid money market funds that are included in cash equivalents. Level 3 liabilities consist of the redeemable convertible preferred stock warrant liability. Generally, increases or decreases in the fair value of the underlying redeemable convertible preferred stock would result in a directionally similar impact in the fair value measurement of the warrant liability.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,017	$—	$—	$2,017

Total assets measured at fair value	$2,017	$—	$—	$2,017

Liabilities:
Redeemable convertible preferred stock warrant liability	$—	$—	$405	$405
Derivative liability	—	—	120	120

Total liabilities measured at fair value	$—	$—	$525	$525

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,354	$—	$—	$2,354

Total assets measured at fair value	$2,354	$—	$—	$2,354

Liabilities:
Redeemable convertible preferred stock warrant liability	$—	$—	$437	$437

Total liabilities measured at fair value	$—	$—	$437	$437

The following table sets forth a summary of the changes in the fair value of the redeemable convertible preferred stock warrant liability, a Level 3 financial liability, which is measured on a recurring basis (in thousands):

Balance at December 31, 2015	$437
Change in fair value recorded in other income (expense), net	(32)

Balance at September 30, 2016	$405

The key assumptions used in the Black-Scholes option-pricing model for the valuation of the redeemable convertible preferred stock warrants were:

Expected volatility	42.4 – 52.0%
Risk-free interest rate	1.22 – 1.86%
Expected term (in years)	4 – 9
Exercise price	$26.00
Dividend yield	—%

The following table sets forth a summary of the changes in the fair value of the derivative liability, a Level 3 financial liability, which is measured on a recurring basis (in thousands):

Balance at December 31, 2015	$—
Issuance of derivative liability	918
Change in fair value recorded in other income (expense), net	(798)

Balance at September 30, 2016	$120

The Company estimates the fair value of the derivative liability using a with- and without-model and the probability-weighted expected return method, which estimates a discounted value based upon analyses of various future outcomes, such as an equity financing with proceeds greater than $5.0 million, an IPO, a merger or sale, and staying private. The with- and without-model calculates the value of the Company’s convertible debt with the features being evaluated for separate accounting, and an identical instrument without those features. The outcomes of each scenario in the probability-weighted expected return method are based upon a market multiple approach, that involves various market multiples and projected financial information, as well as option-pricing models, to reflect optionality within features of the convertible debt instrument. The change in fair value is recognized as a gain or loss in the other income (expense), net line on the statements of operations and comprehensive loss. See Note 8 for additional information regarding the derivative liability in connection with the convertible promissory notes.

Redeemable Convertible Preferred Stock Warrant Liability

Warrants for shares that are contingently redeemable are classified as liabilities on the balance sheet at their estimated fair value because the shares underlying the warrants may obligate the Company to transfer assets to the holders at a future date under certain circumstances such as a deemed liquidation event. The warrants are subject to re-measurement at each balance sheet date and the change in fair value, if any, is recognized as other income (expense), net in the statements of operations. The Company will continue to adjust the liability for changes in fair value until the completion of the IPO in October 2016, at which time all redeemable convertible preferred stock warrants were converted into warrants to purchase common stock and the liability was reclassified to additional paid-in capital.

Derivative Liability

The convertible promissory notes contain certain redemption features that meet the definition of a derivative. The redemption of the convertible promissory notes upon an equity financing with proceeds in excess of $5.0 million and in the event of an IPO are contingent redemption features that are not clearly and closely related to the debt instrument and have been bifurcated and recognized as a derivative liability on the balance sheet as of September 30, 2016. The derivative liability is subject to re-measurement at each balance sheet date and the change in fair value, if any, is recognized as other income (expense), net in the statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of: (i) maturity of the convertible promissory notes; (ii) the completion of an IPO; or (iii) the completion of an equity financing with proceeds in excess of $5.0 million; or (iv) the optional conversion into Series B preferred stock. Following the completion of the IPO in October 2016, the Company will revalue the liability prior to the conversion of the promissory notes and then will no longer adjust the liability for changes in fair value.

Revenue Recognition

The Company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement exists; the price is fixed or determinable; delivery has occurred and title passed; and collectibility is reasonably assured. For sales to OEMs and contract manufacturers, this occurs generally upon shipment. Provisions for product returns and allowances are recorded in the same period as related revenues. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of product when evaluating the adequacy of sales returns and other allowances, which are netted against accounts receivable, as these are processed as credits against future purchases or balances outstanding.

The Company sells the majority of its products to its distributors at a uniform list price. However, distributors resell the Company’s products to end customers at a very broad range of individually negotiated price points. Distributors are provided with price concessions subsequent to delivery of product to them depending on their end customer and sales price. These concessions are based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. Price protection rights grant distributors the right to a credit in the event of declines in the price of the Company’s products. Under these circumstances, the Company remits back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors’ outstanding accounts receivable balance. The credits are on a per unit basis and are not given to the distributor until the distributor provides information regarding the sale to their end customer. Revenue on shipments to distributors is deferred as the price is not fixed or determinable until delivery has been made by the distributor to its customer and the final sales price has been established.

At the time of shipment to distributors, the Company records a trade receivable for the selling price as there is a legally enforceable obligation of the distributor to pay for the product delivered, inventory is reduced by the carrying value of goods shipped, and the net of these amounts, the gross profit, is recorded as deferred income on shipments to distributors on the balance sheet. The amount of gross profit that will be ultimately recognized in the statements of operations on such sales could be lower than the deferred income recorded on the balance sheets as a result of credits granted to distributors from the price protection rights. The Company is unable to estimate the credits to the distributors due to the wide variability of negotiated price concessions granted to them.

Thus, a portion of the “deferred income on shipments to distributors” balance represents the amount of distributors’ original purchase price that will be credited back to the distributor in the future. The wide range and variability of negotiated price concessions granted to distributors does not allow the Company to accurately estimate the portion of the balance in the deferred income on shipments to distributor accounts that will be credited back to the distributor. Therefore, the Company does not reduce deferred income on shipments to distributors or accounts receivable by anticipated future price concessions rather, price concessions are recorded against deferred income on shipments to distributors when incurred, which is generally at the time the distributor sells the product.

At September 30, 2016, the Company had $2.7 million of deferred revenue and $1.1 million of deferred cost of sales recognized as $1.6 million of deferred income on shipments to distributors. At December 31, 2015, the Company had $2.6 million of deferred revenue and $1.2 million of deferred cost of sales recognized as $1.4 million of deferred income on shipments to distributors.

Products returned by distributors and subsequently scrapped have historically been immaterial to the Company’s results of operations. The Company routinely evaluates the risk of impairment of the deferred cost of sales component of the deferred income on shipments to distributors account. Because of the historically immaterial amounts of inventory that have been scrapped, and historically rare instances where discounts given to a distributor result in a price less than our cost, the Company believes the deferred costs are recorded at their approximate carrying values.

For licenses of technology, recognition of revenue is dependent upon whether the Company delivered rights to the technology, and whether there are future performance obligations. In some instances, the license agreements call for future milestones to be met for amounts to be due from the customer. In such scenarios, revenue is recognized using the milestone method, whereby revenue is recognized upon the completion of substantive milestones once the customers acknowledge the milestones have been met and the collection of the amounts are reasonably assured. Royalties received are recognized when reported to the Company, which generally coincides with the receipt of payment.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. Diluted net loss per common share is the same as basic net loss per common share since the effect of potentially dilutive securities is anti-dilutive.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230). This ASU provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 will become effective for the Company on January 1, 2018 and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

3. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$1,114	$361
Work-in-process	3,191	2,205
Finished goods	998	1,610

Total inventory	$5,303	$4,176

Intangible Assets, Net

In 2008, the Company spun-out of Freescale Semiconductor, Inc. (“Freescale,” a wholly-owned subsidiary of NXP Semiconductors N.V.) and acquired certain intellectual property assets and related licenses used in the MRAM business of Freescale. The value assigned to these acquired intangible assets was $910,000. Intangible assets, net consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Acquired technology	$910	$910
Less: accumulated amortization	(877)	(778)

Total intangible assets, net	$33	$132

Amortization expense was $33,000 and $30,000 for the three months ended September 30, 2016 and 2015, respectively, and $99,000 and $120,000 for the nine months ended September 30, 2016 and 2015, respectively. The carrying value of the intangible assets will be fully amortized by December 31, 2016.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued deferred offering costs	$1,155	$—
Accrued payroll-related expenses	1,079	636
Accrued manufacturing-related costs	—	339
Deferred licensing revenue	250	250
Deferred rent	238	220
Accrued sales commissions payable to sales representatives	133	165
Other	259	145

Total accrued liabilities	$3,114	$1,755

4. Commitments and Contingencies

Operating Leases

In August 2016, the Company entered into an amendment to the facility lease for its design facility located in Austin, Texas to increase the leased space from 5,002 square feet to 11,084 square feet and extend the lease term from September 2016 to January 2022. The aggregate amount of payments due under the amended lease is $1.1 million.

5. Debt and Related Warrants

Warrants

In connection with a Loan and Security Agreement executed with Silicon Valley Bank in December 2010 (the “SVB Credit Facility”), the Company issued to Silicon Valley Bank a warrant to purchase 3,076 shares of the Company’s Series A redeemable convertible preferred stock at an exercise price of $26.00 per share. The warrant can be exercised at any time and expires on December 14, 2019. In the event of an IPO of the Company’s common stock, at which time the Series A redeemable convertible preferred stock would convert into common stock, the warrant will become exercisable for 3,076 shares of the Company’s common stock. The Company recorded the warrant as a debt discount of $63,000 and as a liability on the balance sheet at its fair value. The fair value of the warrant was $28,000 and $32,000 as of September 30, 2016 and December 31, 2015, respectively.

In connection with the Amended SVB Credit Facility, the Company issued to Silicon Valley Bank a warrant to purchase 6,153 shares of the Company’s Series B redeemable convertible preferred stock at an exercise price of $26.00 per share. The warrant can be exercised at any time and expires 10 years after the date of issuance. In the event of an IPO of the Company’s common stock, at which time the Series B redeemable convertible preferred stock would convert into common stock, the warrant will become exercisable for 6,153 shares of the Company’s common stock. The Company recorded the warrant as a debt discount and as a liability on the balance sheet at its fair value of $106,000 on the date of issuance using the Black-Scholes option-pricing model. The fair value of the warrant was $92,000 and $98,000 at September 30, 2016 and December 31, 2015, respectively.

2015 Facility

In June 2015, the Company executed a Loan and Security Agreement with Ares Venture Finance (“2015 Credit Facility”) comprising an $8.0 million term loan and a $4.0 million revolving loan. The term loan provides for interest at a floating rate equal to the greater of (a) 8.75% or (b) LIBOR plus 7.75% and has a term of four years. The term loan is payable in 15 monthly installments of interest only and 33 payments of principal and interest with an end-of-term fee of $180,000 due upon maturity. The revolving loan provides for interest at a floating rate equal to the prime rate plus 3.75% and has a term of two years. The Company may draw upon the loan facility for working capital purposes as required depending upon accounts receivable balances and other required conditions. In January 2016, the Company borrowed $1.5 million from the revolving loan. A portion of the proceeds was used to pay off the outstanding balance on the Amended SVB 2014 Credit Facility.

Security for the 2015 Credit Facility includes all of the Company’s assets except for leased equipment. The 2015 Credit Facility contains customary covenants restricting the Company’s activities, including limitations on its ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, incur indebtedness or grant liens or negative pledges on its assets, make loans or make other investments. Under these covenants, the Company is prohibited from paying dividends with respect to its capital stock. The Company was in compliance with all covenants at September 30, 2016 and December 31, 2015.

In connection with the 2015 Credit Facility, the Company issued to Ares Venture Finance a warrant to purchase 18,461 shares of the Company’s Series B redeemable convertible preferred stock at an exercise price of $26.00 per share. The warrant can be exercised at any time and expires 10 years after the date of issuance. In the event of an IPO of the Company’s common stock at which time the Series B redeemable convertible preferred stock would convert into common stock, the warrant will become exercisable for 18,461 shares of the Company’s common stock. The Company recorded the warrant as a debt discount and as a liability on the balance sheet at its fair value of $307,000 on the date of issuance using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, an estimated life equal to ten years, a risk-free interest rate of 2.41%, and volatility of 51.8%. The fair value of the warrant was $285,000 and $307,000 at September 30, 2016 and December 31, 2015, respectively.

The carrying value of the Company’s 2015 Credit Facility at September 30, 2016 was as follows (in thousands):

	Current Portion	Long-Term Debt	Total
Debt, including end of term fee	$4,054	$5,028	$9,082
Less: discount attributable to warrants, end of term fee and debt issuance cost	(210)	(114)	(324)

Net carrying value of debt	$3,844	$4,914	$8,758

The carrying value of the Company’s 2015 Credit Facility at December 31, 2015 was as follows (in thousands):

	Current Portion	Long-Term Debt	Total
Debt, including end of term fee	$970	$7,210	$8,180
Less: discount attributable to warrants, end of term fee and debt issuance cost	—	(471)	(471)

Net carrying value of debt	$970	$6,739	$7,709

The table below shows the principal repayments of the 2015 Credit Facility as of September 30, 2016 (in thousands):

Principal Repayment
2016 (remaining three months)	$727
2017	4,054
2018	2,909
2019	1,392

Total principal repayments	$9,082

Capital Lease Obligations

The Company leases certain equipment under capital lease obligations expiring at various dates in 2016. Future minimum lease payments of the capital lease obligations as of September 30, 2016, are $60,000.

Property and equipment under capital leases amounted to $463,000 and $431,000 at September 30, 2016 and December 31, 2015, respectively. Accumulated depreciation and amortization on these assets was $403,000 and $256,000 at September 30, 2016 and December 31, 2015, respectively.

6. Redeemable Convertible Preferred Stock and Stockholders’ Deficit

In July 2016, the Company’s Board of Directors and stockholders approved the Certificate of Amendment of Amended and Restated Certificate of Incorporation to increase the authorized capital stock of the Company from 243,080,000 shares, consisting of 175,000,000 shares of common stock, par value $0.0001 and 68,080,000 shares of redeemable convertible preferred stock, par value $0.0001, to an authorized capital stock of 281,080,000 shares consisting of 204,000,000 shares of common stock and 77,080,000 shares of redeemable convertible preferred stock.

Redeemable Convertible Preferred Stock

The following table summarizes the authorized, issued and outstanding redeemable convertible preferred stock of the Company as of September 30, 2016 and December 31, 2015 (in thousands, except share amounts):

	Shares Authorized		Shares Issued and Outstanding	Carrying Value	Liquidation Preference
	September 30, 2016	December 31, 2015
Series A	35,580,000	35,580,000	1,365,379	$35,500	$35,500
Series B	41,500,000	32,500,000	1,120,820	29,142	29,142

Total	77,080,000	68,080,000	2,486,199	$64,642	$64,642

Common Stock

Common stockholders are entitled to dividends if and when declared by the board of directors subject to the prior rights of the preferred stockholders. As of September 30, 2016, no dividends on common stock had been declared by the board of directors.

The Company had reserved shares of common stock for future issuance as follows:

	September 30, 2016	December 31, 2015
Redeemable convertible preferred stock	2,486,199	2,486,199
Options issued and outstanding	1,262,294	927,175
Shares available for future option grants	57,654	55,330
Redeemable convertible preferred stock warrants	27,690	27,690

Total	3,833,837	3,496,394

7. Stock-Based Compensation

The following table summarizes the stock option activity:

		Options Outstanding
	Options Available for Grant	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
					(In thousands)
Balance—December 31, 2015	55,330	927,175	$4.43	7.3	$6,500
Options authorized	348,078	—	—
Options granted	(406,023)	406,023	15.86
Options exercised	—	(10,635)	4.43		75
Options cancelled/forfeited	60,269	(60,269)	4.42

Balance—September 30, 2016	57,654	1,262,294	$8.11	7.6	$3,056

Options exercisable—December 31, 2015		590,847	$4.42	6.4	$4,148

Options vested and expected to vest—December 31, 2015		927,175	$4.43	7.3	$6,500

Options exercisable—September 30, 2016		680,667	$4.73	6.2	$2,368

Options vested and expected to vest—September 30, 2016		1,262,294	$8.11	7.6	$3,056

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock, as determined by the board of directors, as of September 30, 2016 and December 31, 2015.

The total grant date fair value of options vested was $129,000 and $102,000 during the three months ended September 30, 2016 and 2015, respectively, and $415,000 and $271,000 for the nine months ended September 30, 2016 and 2015, respectively.

The weighted-average grant date fair value of employee options granted during the three months ended September 30, 2016 and 2015 were $3.86 and $6.24 per share, respectively, and during the nine months ended September 30, 2016 and 2015 were $3.86 and $4.28 per share, respectively.

2016 Employee Incentive Plan

The Company’s board of directors adopted the 2016 Equity Incentive Plan (the “2016 Plan”) on April 25, 2016, which was subsequently approved on September 20, 2016 by the Company’s stockholders. The 2016 Plan became effective on October 7, 2016, the date the Company’s registration statement was declared effective by the SEC. No further grants will be made under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”). However, any outstanding stock awards granted under the 2008 Plan will remain outstanding, subject to the terms of the Company’s 2008 Plan and the applicable stock award agreements, until such outstanding stock awards that are stock options are exercised or until they terminate or expire by their terms, or until such stock awards are fully settled, terminated or forfeited.

The Company’s 2016 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation to employees, directors and consultants. In addition, the Company’s 2016 Plan provides for the grant of performance cash awards to employees, directors and consultants.

The maximum number of shares of common stock that may be issued under the Company’s 2016 Plan is 500,000. The number of shares of common stock reserved for issuance under the Company’s 2016 Plan will automatically increase on January 1 of each year, beginning on January 1, 2017, and continuing through and including January 1, 2024, by 3% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. The maximum number of shares that may be issued upon the exercise of ISOs under the Company’s 2016 Plan is 500,000.

2016 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2016 Employee Stock Purchase Plan (the “ESPP”) on April 25, 2016, which was subsequently approved on September 20, 2016 by the Company’s stockholders. The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward the Company’s success and that of the Company’s affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. The board of directors, or a duly authorized committee thereof, will administer the Company’s ESPP.

The maximum aggregate number of shares of common stock that may be issued pursuant to the exercise of purchase rights under the Company’s ESPP that are granted to employees or to employees of any of the Company’s designated affiliates is 96,153 shares. Additionally, the number of shares of common stock reserved for issuance under the Company’s ESPP will increase automatically each year, beginning on January 1, 2017, and continuing through and including January 1, 2026, by 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number as determined by the board of directors. Shares subject to purchase rights granted under the Company’s ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company’s ESPP.

Stock-based Compensation Expense

The Company recognized stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$99	$45	$188	$119
General and administrative	182	52	282	137
Sales and marketing	28	18	50	45

Total	$309	$115	$520	$301

As of September 30, 2016, there was $2.0 million of total unrecognized compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 2.9 years.

Employee Stock-based Compensation

Stock-based compensation expense for employees was $279,000 and $110,000 for the three months ended September 30, 2016 and 2015, respectively, and $480,000 and $289,000 for the nine months ended September 30, 2016 and 2015, respectively.

The Company estimated the fair value of each option using the Black-Scholes option-pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the assumptions below. Each of these inputs is subjective and its determination generally requires significant judgment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected volatility	44.4 – 45.1%	44.1 – 45.6%	44.4 – 45.1%	44.1 – 48.7%
Risk-free interest rate	1.12 – 1.36%	1.71 – 1.78%	1.12 – 1.36%	1.51 – 1.79%
Expected term (in years)	5.2 – 6.0	5.6 – 6.0	5.2 – 6.1	5.6 – 6.1
Dividend yield	—%	—%	—%	—%

Non-employee Stock-based Compensation

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options vest. During the three and nine months ended September 30, 2016, the Company granted a total of 21,633 stock options to non-employees. No stock options were granted to non-employees during the three and nine months ended September 30, 2015.

As of September 30, 2016, options to purchase 32,324 shares of common stock were outstanding with a weighted-average exercise price of $12.08 per share.

Stock-based compensation expense for non-employees was $30,000 and $5,000 for the three months ended September 30, 2016 and 2015, respectively, and $40,000 and $12,000 for the nine months ended September 30, 2016 and 2015, respectively.

The Company believes that the fair value of the stock options is more reliably measurable than the fair value of services received.

8. Related Party Transactions

Convertible Promissory Notes

In January 2016, the Company entered into a Note Purchase Agreement with several of its stockholders for the issuance of convertible promissory notes (the “2016 Notes”) for an aggregate amount of $5.0 million. The 2016 Notes bear interest at 5.0% per annum and have a maturity date of September 30, 2016. The outstanding principal amount and accrued interest on the 2016 Notes are convertible into shares of Series B redeemable convertible preferred stock, at any time, upon written election of the holders of at least a majority of the outstanding principal balance of the 2016 Notes. In the event of an equity financing with proceeds in excess of $5.0 million (“Qualified Financing”) prior to the maturity of the 2016 Notes, the outstanding principal and accrued interest convert into shares of stock issued in the equity financing based on a price per share equal to the price per share paid by investors in said financing. In the event of an IPO, the outstanding principal and accrued interest convert into shares of common stock at a price per share equal to 80% of the per share price of the common stock issued in the IPO. In the event of a deemed liquidation event occurring before the maturity date, the 2016 Notes will be repaid in cash in an amount equal to three times the outstanding principal amount. The redemption of the 2016 Notes upon a deemed liquidation event and in the event of an IPO are contingent redemption features that are not clearly and closely related to the debt instrument and thus have been bifurcated and recognized as a derivative liability on the balance sheet as of September 30, 2016. The compound derivative was recorded as a debt discount at fair value of $653,000 on the issuance date of the 2016 Notes and is being amortized over the term of the 2016 Notes using the effective interest method. At September 30, 2016, the carrying values of the 2016 Notes and the derivative liability were $5.1 million and $70,000, respectively.

In August 2016, the Company entered into a Note Purchase Agreement with existing stockholders for the issuance of subordinated convertible promissory notes (the “2016 Bridge Notes”) for an aggregate principal amount of $3.5 million. The 2016 Bridge Notes bear interest at 5.0% per annum and have a maturity date of September 30, 2016. In the event of an equity financing with proceeds in excess of $5.0 million (“Qualified Financing”) prior to the maturity of the 2016 Bridge Notes, the outstanding principal and accrued interest convert into shares of stock issued in the Qualified Financing based on a price per share equal to the price per share paid by investors in such financing. In the event of an IPO, the outstanding principal and accrued interest convert into shares of common stock at a price per share equal to 80% of the per share price of the common stock issued in the IPO. In the event of a deemed liquidation event occurring before the maturity date, the 2016 Bridge Notes will be repaid in cash in an amount equal to three times the outstanding principal amount. The Company may not prepay the 2016 Bridge Notes without the consent of the Company and the majority holders of the outstanding balance of the promissory notes. The redemption of the 2016 Bridge Notes upon a deemed liquidation event and in the event of an IPO are contingent redemption features that are not clearly and closely related to the debt instrument and thus have been bifurcated and recognized as a derivative liability on the balance sheet as of September 30, 2016. The compound derivative was recorded as a debt discount at fair value of $264,000 on the issuance date of the 2016 Bridge Notes and is being amortized over the term of the 2016 Bridge Notes using the effective interest method. At September 30, 2016, the carrying values of the 2016 Bridge Notes and the derivative liability were $3.4 million and $50,000, respectively.

In September 2016, the Company entered into an amendment to its January 2016 and August 2016 convertible promissory notes for $5.0 million and $3.5 million, respectively, to extend the maturity date of the notes from September 30, 2016 to December 15, 2016.

Joint Development Agreement—GLOBALFOUNDRIES

On October 17, 2014, the Company entered into a Joint Development Agreement (“JDA”) with GLOBALFOUNDRIES, Inc. (“GF”), a related party due to its equity ownership in the Company, for the joint development of the Company’s Spin Torque MRAM (“ST-MRAM”) technology. The term of the agreement is the later of four years from the effective date or until the completion, termination or expiration of the last statement of work entered into pursuant to the JDA. The JDA also states that the specific terms and conditions for the production and supply of the developed ST-MRAM technology would be pursuant to a separate manufacturing agreement entered into between the parties.

Under the JDA, each party licenses its relevant intellectual property to the other party. For certain jointly developed works, the parties have agreed to follow an invention allocation procedure to determine ownership. In addition, GF possesses the exclusive right to manufacture the Company’s discrete and embedded ST-MRAM devices developed pursuant to the agreement until the earlier of three years after the qualification of the MRAM device for a particular technology node or four years after the completion of the relevant statement of work under which the device was developed. For the same exclusivity period associated with the relevant device, GF agreed not to license intellectual property developed in connection with the JDA to named competitors of the Company.

Generally, unless otherwise specified in the agreement or a statement of work, the Company and GF share project costs, which do not include personnel or production qualification costs, equally under the JDA. If GF manufactures, sells or transfers to customers wafers containing production quantified ST-MRAM devices that utilize certain design information, GF will be required to pay the Company a royalty. The term of the agreement is four years and is extended until the completion of any development work, if later.

In May 2016, the Company entered into an amendment to the JDA to modify the payment schedule and clarify its payment obligations for certain past project costs. Under the amendment, GF has the right to terminate the JDA if the Company does not pay the project costs, with interest, by an agreed-upon date in December 2016.

As of September 30, 2016 and December 31, 2015, $6.2 million and $3.5 million, respectively, were payable to GF for the Company’s share of the project costs under the JDA. The Company incurred project costs, recognized as research and development expense, of $480,000 and $905,000 for the three months ended September 30, 2016 and 2015, respectively, and $2.4 million and $2.7 million during the nine months ended September 30, 2016 and 2015, respectively.

On October 21, 2014, GF participated, along with other investors, in the Company’s Series B redeemable convertible preferred stock financing and purchased 192,307 shares at $26.00 per share. Contemporaneously, the Company sold 461,538 shares of its common stock to GF at a discounted price of $0.00026 per share. The common shares vest upon the achievement of a goal as set forth in the Statement of Work #1 (the “SOW”) under the JDA. The unvested common shares are subject to repurchase by the Company, if the JDA is terminated for any reason, for a one-year period after such termination, at a price that is the lower of the original price paid by GF or the fair value of the Company’s common stock as of the date of repurchase. The Company has determined that the issuance of these shares of common stock to GF represents compensation for services to be provided under the JDA. Accordingly, the shares are accounted for similar to a stock award granted to a non-employee of the Company and are remeasured to their fair value as they vest. Although the shares issued do not commence vesting until the achievement of the product qualification (the “Initial Measurement Date”), the Company has deemed it probable that the qualification requirement will be met and compensation expense related to the shares issued is being recognized prior to the Initial Measurement Date. Due to the vesting conditions, there will be multiple measurement dates, occurring on the Initial Measurement Date and at the end of each month thereafter. The fair value of vesting shares is effectively fixed at each measurement date while the fair value of the remaining unvested shares will be remeasured each subsequent measurement date until the shares are fully vested. During the three months ended September 30, 2016, GF achieved the product qualification as set forth under the SOW. As such, a total of 211,538 shares of common stock became vested on August 21, 2016, the designated Initial Measurement Date. Subsequent to the Initial Measurement Date through September 30, 2016, an additional 9,615 shares of common stock became vested. As of September 30, 2016, there were 240,385 shares unvested that were subject to repurchase.

The Company recognized non-cash compensation expense of $(691,000) and $494,000 during the three months ended September 30, 2016 and 2015, respectively, and $751,000 and $1.0 million during the nine months ended September 30, 2016 and 2015, respectively, in research and development expense related to the vesting of the shares of common stock. The Company recognizes compensation expense based on the estimated fair value of the common stock at each reporting period, which was $8.00 and $13.52 per share as of September 30, 2016 and December 31, 2015, respectively. The decrease in the fair value of the common stock during the three months ended September 30, 2016 resulted in a reversal of compensation expense previously recognized on the unvested shares.

Transactions with Freescale

The Company has entered into various transactions with Freescale (a wholly-owned subsidiary of NXP), a related party due to its equity ownership in the Company. The Company leases its manufacturing facility in Chandler, Arizona, from Freescale and total rent payments made were $267,000 and $257,000 during the three months ended September 30, 2016 and 2015, respectively, and $787,000 and $839,000 during the nine months ended September 30, 2016 and 2015, respectively. Freescale also performs processing of the Company’s products in its facility which are capitalized as part of the cost of inventory. The total processing costs incurred by the Company were $702,000 and $722,000 for the three months ended September 30, 2016 and 2015, respectively, and $2.0 million and $2.6 million for the nine months ended September 30, 2016 and 2015, respectively. In addition, Freescale is one of the Company’s largest customers for the sale of embedded wafers, and total revenue from Freescale was $662,000 and $902,000 during the three months ended September 30, 2016 and 2015, respectively, and $1.4 million and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively. Amounts due from Freescale were $619,000 and $564,000 at September 30, 2016, and December 31, 2015, respectively. Amounts due to Freescale were $551,000 and $207,000 at September 30, 2016, and December 31, 2015, respectively.

9. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(1,444)	$(4,509)	$(11,400)	$(11,930)

Denominator:
Weighted-average common shares outstanding	3,023,794	3,013,723	3,019,238	3,013,723
Less: weighted-average unvested common shares subjected to repurchase	(366,220)	(461,538)	(429,534)	(461,538)

Weighted-average common shares outstanding used to calculate net loss per common share, basic and diluted	2,657,574	2,552,185	2,589,704	2,552,185

Net loss per common share, basic and diluted	$(0.54)	$(1.77)	$(4.40)	$(4.67)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Redeemable convertible preferred stock on an as-converted basis	2,486,199	2,486,199	2,486,199	2,486,199
Options to purchase common stock	1,262,294	946,593	1,262,294	946,593
Common stock subject to repurchase	240,385	461,538	240,385	461,538
Redeemable convertible preferred stock warrants on an as-converted basis	27,690	27,690	27,690	27,690

Total	4,016,568	3,922,020	4,016,568	3,922,020

10. Subsequent Events

Initial Public Offering

In connection with the IPO discussed in Note 1, the following events occurred:

•	An aggregate of 2,486,199 shares of the Company’s common stock were issued to the holders of the redeemable convertible preferred stock upon the conversion of all shares of redeemable convertible preferred stock into common stock immediately prior to the closing of the IPO.

•	The outstanding balance of the 2016 Notes and 2016 Bridge Notes including accrued interest was converted into 1,361,023 shares of common stock.

•	All of the outstanding redeemable convertible preferred stock warrants converted to warrants to purchase shares of common stock upon the closing of the IPO.

•	The Company raised $37.2 million, net of underwriting discounts and commissions, but before offering costs.

Concurrent Private Placement

Concurrent with the IPO, the Company issued 625,000 shares of its common stock in a private placement for net proceeds of $4.7 million, after deducting the placement agent fee.

GLOBALFOUNDRIES

In November 2016, the Company repaid $4.7 million of its payable to GLOBALFOUNDRIES.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes included in Part I, Item 1 of this report and with our audited financial statements and related notes thereto for the year ended December 31, 2015, included in the final prospectus for our initial public offering, or IPO, dated as of, and filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) on October 7, 2016 (File No. 333-213569).

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, strategies, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are the leading provider of MRAM solutions. Our MRAM solutions offer the persistence of non-volatile memory, a type of memory that retains information even in the absence of power, with the speed and endurance of random access memory (RAM), and enable the protection of mission critical data particularly in the event of power interruption or failure. Our MRAM solutions allow our customers in the industrial, automotive and transportation, and enterprise storage markets to design high performance, power efficient and reliable systems without the need for bulky batteries or capacitors. We are the only provider of commercially available MRAM solutions, and over the past eight years we have shipped over 60 million MRAM units.

Our revenue is derived from the sale of our MRAM-based products in discrete unit form, as embedded technology, and through licensing and royalties of our MRAM technology. Revenue was $7.2 million and $7.1 million for the three months ended September 30, 2016 and 2015, respectively, and $20.0 million and $19.7 million for the nine months ended September 30, 2016 and 2015, respectively. We work directly with our customers to have our MRAM devices designed into and qualified for their products. Although we maintain direct sales, support, and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 76% and 63% for the three months ended September 30, 2016 and 2015, respectively, and 79%, and 75% for the nine months ended September 30, 2016 and 2015, respectively, of our revenue from products sold through distributors.

We maintain a direct selling relationship, for strategic purposes, with several key customer accounts. Our direct sales personnel and representatives are organized into three primary regions: North America; Europe, Middle East and Africa (EMEA); and Asia-Pacific (APAC). In North America, our revenue was $2.1 million and $1.9 million for the three months ended September 30, 2016 and 2015, respectively, and $5.0 million and $4.8 million for the nine months ended September 30, 2016 and 2015, respectively. In EMEA, our revenue was $1.5 million and $1.2 million for the three months ended September 30, 2016 and 2015, respectively, and $4.1 million and $3.3 million for the nine months ended September 30, 2016 and 2015, respectively. In APAC, our revenue was $3.6 million and $4.0 million for the three months ended September 30, 2016 and 2015, respectively, and $10.9 million and $11.6 million for the nine months ended September 30, 2016 and 2015, respectively. We recognize revenue by geography based on the region in which our products are sold, and not to where the end products are shipped.

We leverage both internal and outsourced capabilities to manufacture our MRAM products. We purchase industry-standard complementary metal-oxide semiconductor (CMOS) wafers from semiconductor foundries and complete the fabrication by inserting our magnetic-bit technology at our 200mm fabrication facility in Chandler, Arizona. We believe this allows us to streamline research and development, rapidly prototype new products, and bring new products to market quickly and cost effectively. This strategy significantly reduces the capital investment that would otherwise be required to operate manufacturing facilities of our own. We intend to utilize leading semiconductor foundries, including GLOBALFOUNDRIES, to support high-volume production of our high density MRAM products on 300mm wafers at advanced process nodes.

During the three and nine months ended September 30, 2016 and 2015, we continued to invest in research and development to support the development and production of our second generation of MRAM technology. We believe our continued investment will allow us to continue to develop and deploy products based on our Spin-Torque MRAM (ST-MRAM) technology. Our research and development expenses were $3.1 million and $5.1 million for the three months ended September 30, 2016 and 2015, respectively, and $14.3 million and $14.7 million for the nine months ended September 30, 2016 and 2015, respectively. We expect that our research and development expenses will increase in the future as we continue to develop our MRAM technology internally and through our joint development agreement with GLOBALFOUNDRIES.

Our principal executive offices are located in Chandler, Arizona. The facility accommodates our principal sales, marketing and research and development. Also in Chandler, we lease office space, clean room space, and laboratory space for our 200mm production and research and development functions. Our primary product design personnel are located in our office in Austin, Texas.

We recorded revenue of $7.2 million and $7.1 million for the three months ended September 30, 2016 and 2015, respectively, and $20.0 million and $19.7 million for the nine months ended September 30, 2016 and 2015, respectively; gross margin of 60.1% and 51.2% for the three months ended September 30, 2016 and 2015, respectively, and 57.2% and 56.0% for the nine months ended September 30, 2016 and 2015, respectively; and a net loss of $1.4 million and $4.5 million for the three months ended September 30, 2016 and 2015, respectively, and $11.4 million and $11.9 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had 90 employees, approximately half of whom are engaged in research and development.

Key Metrics

We monitor a variety of key financial metrics to help us evaluate growth trends, establish budgets, measure the effectiveness of our business strategies and assess operational efficiencies. These financial metrics include revenue, gross margin, operating expenses and operating income determined in accordance with GAAP. Additionally, we monitor and project cash flow to determine our sources and uses for working capital to fund our operations. We also monitor Adjusted EBITDA, a non-GAAP financial measure. We define Adjusted EBITDA as net income or loss adjusted for depreciation and amortization, stock-based compensation expense, compensation expense related to the vesting of common stock held by GLOBALFOUNDRIES resulting from our joint development agreement and interest expense.

Our management and board of directors use Adjusted EBITDA to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operating and financing plans. Accordingly, we believe that Adjusted EBITDA provides useful information for investors in understanding and evaluating our operating results in the same manner as our management and our board of directors.

The following table presents a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Adjusted EBITDA reconciliation:
Net loss	$(1,444)	$(4,509)	$(11,400)	$(11,930)
Depreciation and amortization	218	396	598	1,073
Stock-based compensation expense	309	115	520	301
Compensation expense related to vesting of GLOBALFOUNDRIES common stock	(691)	494	751	1,027
Interest expense	798	231	1,982	414

Adjusted EBITDA	$(810)	$(3,273)	$(7,549)	$(9,115)

Adjusted EBITDA was $(0.8) million and $(3.3) million for the three months ended September 30, 2016 and 2015, respectively, and $(7.5) million and $(9.1) million for the nine months ended September 30, 2016 and 2015, respectively. In the nine months ended

September 30, 2016, expenses from our joint development agreement decreased from $2.7 million to $2.4 million in the same period in 2015 and payroll and contracted labor increased $0.4 million from $9.7 million in the nine months ended September 30, 2015 to $10.1 million in the same period in 2016. The increase in payroll and contract labor is consistent with our strategy to expand our operations and develop our MRAM technologies and products to support future growth.

Factors Affecting Our Results of Operations

Design wins. In order to continue to grow our revenue, we must continue to achieve design wins for our MRAM products. We consider a design win to occur when an original equipment manufacturer (OEM) or contract manufacturer notifies us that it has selected one of our products to be incorporated into a product or system under development. Because the life cycles for our customers’ products can last for several years, if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.

Customer acceptance of our technology and customer product success. In order for our customers to use our products, they may have to redesign certain components of their existing designs. We have established relationships with several controller companies, including Broadcom (formerly LSI and Avago) and Microsemi (formerly PMC-Sierra), and IP core companies, including Cadence, Northwest Logic and Altera (now part of Intel), to accelerate the implementation of our MRAM solutions into our customers end products. Delays in our customers’ design cycles may have adverse effects on the demand, and therefore sales, of our products.

Customer concentration. A relatively small number of end customers have historically accounted for a significant percentage of our revenue. Revenue, including through distributors, from Dell, Broadcom, ST Microelectronics, NXP, and Hyundai Mobis, collectively, accounted for approximately 39% and 36% of our total revenue in the three and nine months ended September 30, 2016, respectively. None of these customers individually accounted for in excess of 10% of our total revenue in the three and nine months ended September 30, 2016. It would be difficult to replace lost revenue resulting from the loss, reduction, cancellation or delay in purchase orders by any one of these customers. Consolidation among our customers may further concentrate our customer base and expose us to increased risks relating to increased customer concentration. In addition, any significant pricing pressure exerted by a significant customer could adversely affect our operating results.

Pricing, product cost and gross margins of our products. Our gross margin has been, and will continue to be, affected by a variety of factors, including the timing of changes in pricing, shipment volumes, new product introductions, changes in product mix, changes in our purchase price of fabricated wafers, assembly and test service expenses, manufacturing yields and inventory write downs, if any. In general, newly introduced products, and products with higher densities and performance, tend to be priced higher than older, more mature products. Average selling prices in the semiconductor industry typically decline as products mature. Consistent with this historical trend, we expect that the average selling prices of our products will decline as they mature. In the normal course of business, we seek to offset the effect of declining average selling prices on existing products by reducing manufacturing expenses and introducing newer, higher value-added products. If we are unable to maintain overall average selling prices or to offset any declines in average selling prices with savings on product costs, our gross margin will decline.

Gross margin impact of licensing revenue. Our licensing revenue, which we collect as licensing fees and royalty payments, generates significantly higher gross margin than product revenue. Due to the high gross margin profile of this revenue stream, fluctuations in licensing revenue may have a greater impact on gross margin than a corresponding change in the demand for our products. Therefore, as licensing revenue fluctuates, we may see significant variations in gross margin.

Technology, process, and product development investment. We invest heavily to develop our MRAM technology, including the core MRAM technology, the joint development agreement with GLOBALFOUNDRIES, and the design of new and innovative products based on MRAM, to provide solutions to our current and future customers. We anticipate that we will continue to investment in our research and development to achieve our technology and product roadmaps. Our product development is targeted to specific segments of the market where we believe the densities and performance of our products can provide the most benefit. We believe our close coordination with our customers regarding their future product requirements enhances the efficiency of our research and development expenditures.

Financial Operations Overview

Revenue

We derive our revenue from the sale of our MRAM-based products in discrete unit form, as embedded technology, and through licensing of and royalties on our MRAM technology. For sales through distributors, we defer recognition of revenue and the related expenses of our discrete MRAM products until the distributor has sold the products to its end customer. We recognize license fees when the applicable development milestones have been met in accordance with the terms of the licensing agreement. Our licensing revenue is largely dependent on a small number of transactions during a given year. We recognize revenue for royalties resulting from our licensing agreements in accordance with the terms of the licensing agreement.

Cost of Sales and Gross Margin

Cost of sales primarily includes the cost of our products including costs to purchase wafers, costs paid for wafer fabrication, costs associated with the assembly and testing of our products, shipping costs and costs of our manufacturing personnel. Cost of sales also includes indirect costs, such as warranty, inventory valuation reserves and overhead costs.

Gross profit is revenue less cost of sales. Gross margin is gross profit expressed as a percentage of total revenue. We expect that our gross margin may fluctuate from period to period, primarily as a result of changes in average selling price, revenue mix among our products, product yields and manufacturing costs. In addition, we may reserve against the value at which we carry our inventory based upon the product’s life cycle and conditions in the markets in which we sell. Declines in average selling prices may be paired with improvements in our cost of sales, which may offset some of the gross margin reduction that could result from lower selling prices.

Operating Expenses

Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are the most significant component of each of our operating expense categories. In addition, we expect to increase research and development expenditures, hire additional personnel necessary to support our growth, and incur additional expenses associated with being a public company.

Research and Development Expenses

Our research and development expenses consist primarily of personnel-related expenses for the design and development of our products and technologies, test wafers required to characterize our technology, and expenses associated with our joint development agreement with GLOBALFOUNDRIES. Research and development expenses also include consulting services, circuit design costs, materials and laboratory supplies, fabrication and new packaging technology, and an allocation of related facilities and equipment costs. We expect our research and development expenses to increase as we hire additional personnel to develop new products and product enhancements. We recognize research and development expenses as they are incurred.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel expenses, allocated facilities costs, expenses for outside professional services, and expenses for personnel and consultants engaged in executive, finance, legal, information technology and administrative activities. We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or SEC, and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services.

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of compensation for our sales, marketing, and business development personnel, including bonuses and commissions for our sales representatives. We expect our sales and marketing expenses to increase as we hire additional sales personnel and representatives and increase our marketing activities.

Interest Expense

Interest expense consists of cash and non-cash components. The non-cash component consists of interest expense recognized from the amortization of debt discounts derived from the issuance of warrants and debt issuance costs capitalized on our balance sheets as a reduction of the debt balance. The cash component of interest expense is attributable to our borrowings under our loan agreements.

Other Income (Expense), Net

Other income (expense), net consists primarily of the change in fair value of our convertible preferred stock warrant liability. Our convertible preferred stock warrants are exercisable into shares that are contingently redeemable and as such, are classified as a liability on our balance sheets at their estimated fair value and are marked to market at each reporting period.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Product sales	$7,008	$6,671	$19,731	$19,108
Licensing and royalty revenue	156	421	299	638

Total revenue	7,164	7,092	20,030	19,746
Cost of sales	2,859	3,458	8,563	8,689

Gross profit	4,305	3,634	11,467	11,057

Operating expenses:
Research and development	3,111	5,081	14,342	14,723
General and administrative	1,586	1,634	4,881	5,208
Sales and marketing	788	1,198	2,476	2,652

Total operating expenses	5,485	7,913	21,699	22,583

Loss from operations	(1,180)	(4,279)	(10,232)	(11,526)
Interest expense	(798)	(231)	(1,982)	(414)
Other income (expense), net	534	1	814	10

Net loss	$(1,444)	$(4,509)	$(11,400)	$(11,930)

The following table sets forth the statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenue	100%	100%	100%	100%
Cost of sales	40	49	43	44

Gross profit	60	51	57	56

Operating expenses(1):
Research and development	43	72	72	75
General and administrative	22	23	24	26
Sales and marketing	11	17	12	13

Total operating expenses	77	112	108	114

Loss from operations	(16)	(60)	(51)	(58)
Interest expense	(11)	(3)	(10)	(2)
Other income (expense), net	7	*	4	*

Net loss	(20)%	(64)%	(57)%	(60)%

*	Less than 1%.

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenue

	Three Months Ended September 30,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Product sales	$7,008	$6,671	$337	5%
Licensing and royalty revenue	156	421	(265)	(63)%

Total revenue	$7,164	$7,092	$72	1%

Total revenue increased by $0.1 million or 1%, from $7.1 million during the three months ended September 30, 2015, to $7.2 million during the three months ended September 30, 2016. Product sales increased by $0.3 million or 5%, from $6.7 million during the three months ended September 30, 2015, to $7.0 million during the three months ended September 30, 2016. The increase was primarily due to increased sales volume and mix in our first generation MRAM products, particularly in Asia.

Licensing and royalty revenue is a highly variable revenue item characterized by a small number of transactions annually with revenues based on size and terms of each transaction. In 2015, we received a lump sum payment of $0.4 million from the sale of licenses while 2016 licensing and royalty revenue has been from subscription type licensing and royalty payments.

Cost of Sales and Gross Margin

	Three Months Ended September 30,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Cost of sales	$2,859	$3,458	$(599)	(17)%
Gross margin	60%	51%

Cost of sales decreased by $0.6 million or 17%, from $3.5 million during the three months ended September 30, 2015, to $2.9 million during the three months ended September 30, 2016. The decrease was primarily due to higher yields, product mix, partially due to new product certifications, and favorable pricing on raw materials.

Gross margin increased from 51% during the three months ended September 30, 2015, to 60% during the three months ended September 30, 2016. The increase was primarily due to increased sales volume, product mix, the benefit of higher yields and favorable pricing on raw materials.

Operating Expenses

	Three Months Ended September 30,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Research and development	$3,111	$5,081	$(1,970)	(39)%
General and administrative	1,586	1,634	(48)	(3)%
Sales and marketing	788	1,198	(410)	(34)%

Total operating expenses	$5,485	$7,913	$(2,428)	(31)%

Research and Development Expenses. Research and development expenses decreased by $2.0 million or 39%, from $5.1 million during the three months ended September 30, 2015, to $3.1 million during the three months ended September 30, 2016. The decrease was primarily due to a decrease of $1.2 million in compensation expense related to the vesting of shares of common stock issued to GLOBALFOUNDRIES as a result of a decrease in the fair value of our common stock, and a decrease of $0.4 million in expenses incurred in our joint development agreement with GLOBALFOUNDRIES. The remainder of the decrease was due lower spending on engineering supplies and repairs and maintenance related expenses.

General and Administrative Expenses. General and administrative spending remained consistent during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Sales and Marketing Expenses. Sales and marketing decreased by $0.4 million or 34%, from $1.2 million during the three months ended September 30, 2015, to $0.8 million during the three months ended September 30, 2016. The decrease was primarily due to a decrease in payroll expense and lower contract labor expense.

Interest Expense

	Three Months Ended September 30,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Interest expense	$798	$231	$567	246%

Interest expense increased by $0.6 million or 246%, from $0.2 million during the three months ended September 30, 2015, to $0.8 million during the three months ended September 30, 2016. The increase was primarily due to a $0.2 million increase in interest expense related to our convertible promissory notes obtained from certain stockholders in January 2016 and August 2016, $0.2 million in interest incurred on our joint development agreement with GLOBAL FOUNDARIES and $0.1 million related to the borrowing against the revolving loan in January 2016 as well as increased interest payments on our term loan.

Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Other income (expense), net	$534	$1	$533	*

*	Not meaningful

Other income (expense), net increased by $0.5 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily related to the decrease in the fair value remeasurement of our warrant liabilities and the fair value remeasurement of our derivative liability.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Revenue

	Nine Months Ended September 30,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Product sales	$19,731	$19,108	$623	3%
Licensing and royalty revenue	299	638	(339)	*

Total revenue	$20,030	$19,746	$284	1%

*	Not meaningful

Total revenue increased by $0.3 million or 1%, from $19.7 million during the nine months ended September 30, 2015, to $20.0 million during the nine months ended September 30, 2016. Product sales increased by $0.6 million or 3%, from $19.1 million during the nine months ended September 30, 2015, to $19.7 million during the nine months ended September 30, 2016. The increase in product sales was primarily due to $1.3 million in increased sales volume of our first generation MRAM products, partially offset by a $0.7 million decrease in our legacy products. The increase in our first generation MRAM product sales was consistent with our efforts to expand the use of MRAM in our targeted markets.

Licensing and royalty revenue is a highly variable revenue item characterized by a small number of transactions annually with revenues based on size and terms of each transaction. In 2015, we received two lump sum payments totaling $0.5 million for the sale of licenses, while 2016 licensing and royalty revenue has been from subscription based licensing and royalty payments.

Cost of Sales and Gross Margin

	Nine Months Ended September 30,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Cost of sales	$8,563	$8,689	$(126)	(1.5)%
Gross margin	57%	56%

Cost of sales decreased by $0.1 million or 1.5%, from $8.7 million during the nine months ended September 30, 2015, to $8.6 million during the nine months ended September 30, 2016. The decrease was primarily due to increases in first generation MRAM yields, product mix and a decrease in raw material pricing across first generation MRAM products.

Gross margin increased from 56% during the nine months ended September 30, 2015, to 57% during the nine months ended September 30, 2016. The increase was primarily due to a more favorable product mix of first generation MRAM products, higher yields and cost reductions on raw materials.

Operating Expenses

	Nine Months Ended September 30,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Research and development	$14,342	$14,723	$(381)	(3)%
General and administrative	4,881	5,208	(327)	(6)%
Sales and marketing	2,476	2,652	(176)	(7)%

Total operating expenses	$21,699	$22,583	$(884)	(4)%

Research and Development Expenses. Research and development expenses decreased by $0.4 million or 3%, from $14.7 million during the nine months ended September 30, 2015, to $14.3 million during the nine months ended September 30, 2016. The decrease was primarily due to a $0.3 million decrease related to the vesting of common stock issued to GLOBALFOUNDRIES.

General and Administrative Expenses. General and administrative decreased by $0.3 million or 6%, from $5.2 million during the nine months ended September 30, 2015, to $4.9 million during the nine months ended September 30, 2016. The decrease was primarily due to a reduction in payroll, contract labor and employee-related expenses primarily attributable to the redeployment of existing general and administrative operations personnel to research and development functions. These employees previously performed operations related duties such as planning and scheduling but have shifted focus to yield improvement and product certification efforts related to advanced product lifecycle and development stages.

Sales and Marketing Expenses. Sales and marketing decreased by $0.2 million or 7%, from $2.7 million during the nine months ended September 30, 2015, to $2.5 million during the nine months ended September 30, 2016. The decrease was primarily due to a reduction in payroll and contract labor expenses in 2016.

Interest Expense

	Nine Months Ended September 30,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Interest expense	$1,982	$414	$1,568	379%

Interest expense increased by $1.6 million or 379%, from $0.4 million during the nine months ended September 30, 2015, to $2.0 million during the nine months ended September 30, 2016. The increase was primarily due to the increase in our outstanding debt balance in 2016 and amortization of debt discounts.

Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Other income (expense), net	$814	$10	$804	*

*	Not meaningful

Other income (expense), net increased by $0.8 million from $10,000 during the nine months ended September 30, 2015, to $0.8 million during the nine months ended September 30, 2016. The increase was primarily due to the fair value measurement of our warrant liabilities at each balance sheet date and the fair value remeasurement of our derivative liability, which was initially recognized in the first quarter of 2016.

Liquidity and Capital Resources

We have generated significant losses since our inception and had an accumulated deficit of $91.1 million as of September 30, 2016. We have financed our operations primarily through sales of our redeemable convertible preferred stock, debt financing and the sale of our products. As of September 30, 2016, we had $2.0 million of cash and cash equivalents, compared to $2.3 million as of December 31, 2015. On October 7, 2016, our Registration Statement on Form S-1 (File No. 333-213569) related to the initial public offering, (“IPO”), of our common stock was declared effective by the Securities and Exchange Commission (“SEC”). Pursuant to the Registration Statement, we sold 5,000,000 shares at a price of $8.00 per share for net proceeds of $37.2 million, net of underwriting discounts and commissions of $2.8 million, but before offering costs. Concurrent with the IPO, we issued 625,000 shares of our common stock in a private placement for net proceeds of $4.7 million, after deducting the placement agent fee.

In June 2015, we refinanced our existing indebtedness and entered into a loan and security agreement with Ares Venture Finance (the 2015 Credit Facility) for a term loan of $8.0 million and a $4.0 million revolving loan, which increased our borrowing costs and extended the maturity of our debt to June 2019 for the term loan and June 2017 for the revolving loan. The facility is collateralized by substantially all of our assets and contains various covenants as described in “—Contractual Obligations—2015 Credit Facility” below. We were in compliance with the financial covenants at September 30, 2016 and December 31, 2015. Our ability to access the revolving loan depends upon levels of our accounts receivable and, therefore, the full amount may not be available to us at any specific time.

We believe that our existing cash and cash equivalents as of September 30, 2016, together with the additional borrowings available under our 2015 Credit Facility, and the net proceeds from the IPO, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. If we need to raise additional capital to fund our operations, we may be required to seek additional equity or debt financing, and such additional financing may not be available to us on acceptable terms or at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs and extend the time period over which our current resources will be able to fund operations. Doing so will likely harm our ability to execute on our business plan.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash used in operating activities	$(7,332)	$(8,676)
Cash used in investing activities	(596)	(978)
Cash provided by financing activities	7,620	4,691

Cash Used in Operating Activities

During the nine months ended September 30, 2016, cash used in operating activities was $7.3 million, which consisted of a net loss of $11.4 million, adjusted by non-cash charges of $2.2 million and a change of $1.9 million in our net operating assets and liabilities. The non-cash charges primarily consisted of depreciation and amortization of $0.6 million, stock-based compensation of $0.5 million, change in fair value of the derivative liabilities of $(0.8) million, compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES under our joint development agreement of $0.8 million and non-cash interest of $1.1 million. The change in our net operating assets and liabilities was primarily due to a net increase of $2.7 million in the related party amount due to GLOBALFOUNDRIES in connection with the joint development agreement, an increase of $0.8 million in accounts payable and accrued liabilities due to timing of payments and an increase of $0.2 million in the deferred income on shipments to distributors due to an increase in such activity since year end. These changes were partially offset by an increase of $0.4 million in accounts receivable due to timing of cash receipts for outstanding balances, an increase of $1.1 million inventory in anticipation of shipments in the fourth quarter, and an increase of $0.3 million in prepaid expenses and other assets for advances made for the purchase of wafers.

During the nine months ended September 30, 2015, cash used in operating activities was $8.7 million, which consisted of a net loss of $11.9 million, adjusted by non-cash charges of $2.6 million and a change of $0.7 million in our net operating assets and liabilities. The non-cash charges primarily consisted of depreciation and amortization of $1.1 million, compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES under our joint development agreement of $1.0 million, stock-based compensation of $0.3 million and non-cash interest of $0.2 million. The change in our net operating assets and liabilities was primarily due to a decrease of $0.4 million in accounts receivable due to timing of cash receipts for outstanding balances and a net increase of $2.6 million in the related party amount due to GLOBALFOUNDRIES in connection with the joint development agreement. These changes were partially offset by an increase of $1.5 million in inventory in anticipation of shipments in the fourth quarter, an increase of $0.4 million in prepaid expenses and other assets for advances made for the purchase of wafers, a decrease of $0.2 million in accounts payable and accrued liabilities due to timing of payments, and a decrease of $0.2 million in the deferred income on shipments to distributors due to an increase in such activity since year end.

Cash Used in Investing Activities

Cash used in investing activities during the nine months ended September 30, 2016 and 2015, was $0.6 million and $1.0 million, respectively, primarily for the purchase of manufacturing equipment.

Cash Provided by Financing Activities

During the nine months ended September 30, 2016, cash provided by financing activities was $7.6 million consisting of proceeds of $8.5 million in borrowings from convertible promissory notes obtained from certain stockholders and a $1.5 million draw down against the revolving loan. These increases were partially offset by payments of offering costs in connection with the Company’s IPO of $1.6 million, and payments on long-term debt of $0.6 million and capital lease obligations of $0.2 million.

During the nine months ended September 30, 2015, cash provided by financing activities was $4.7 million consisting of proceeds from $8.0 million in borrowings partially offset by payments on long-term debt of $3.0 million, debt issuance costs of $0.1 million and capital lease obligations of $0.2 million.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2016 (in thousands):

	Payments Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Convertible promissory notes payable – related party(1)	$8,697	$—	$—	$—	$8,697
Long-term debt, current and non-current, including interest(2)	4,698	5,412	—	—	10,110
Capital lease obligation	59	—	—	—	59
Operating leases	1,498	2,932	1,224	57	5,711

Total	$14,952	$8,344	$1,224	$57	$24,577

(1)	The convertible promissory notes payable-related party were converted into 1,361,023 shares of our common stock upon the closing of the IPO in October 2016.
(2)	The interest charges have been calculated using a rate of 9.04%, which was the rate in effect for 2016. The debt bears interest at a variable rate and interest charges in future periods may be higher.

In May 2016, we entered into an amendment to our joint development agreement with GLOBALFOUNDRIES to modify the payment schedule and clarify our payment obligations for certain past project costs. Under the amendment, GLOBALFOUNDRIES has the right to terminate the joint development agreement if we do not pay the project costs, with interest, by December 15, 2016. As of September 30, 2016, the amount owed to GLOBALFOUNDRIES is $6.2 million. In November 2016, we repaid $4.7 million of our payable to GLOBALFOUNDRIES.

In August 2016, we entered into an amendment to the facility lease for our design facility located in Austin, Texas to increase the leased space from 5,002 square feet to 11,084 square feet and extend the lease term from September 2016 to January 2022. The aggregate amount of payments due under the amended lease is $1.1 million.

In September 2016, we entered into an amendment to the January 2016 Notes and August 2016 Notes to extend the maturity date from September 30, 2016 to December 15, 2016.

2015 Credit Facility

In June 2015, we entered into a loan and security agreement with Ares Venture Finance for a term loan of $8.0 million and a $4.0 million revolving loan for working capital purposes and to repay our existing debt to another lender. The term loan bears interest at a floating rate equal to the greater of (i) 8.75% or (ii) LIBOR plus 7.75%, and matures in June 2019. The revolving loan bears interest at a floating rate equal to the prime rate plus 3.75% and matures on June 5, 2017. The outstanding balance on our revolving loan is limited to the lesser of $4.0 million or 85% of the outstanding balance of our receivables. Our obligations under the 2015 Credit Facility are secured by substantially all of our assets. The 2015 Credit Facility contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying dividends with respect to our capital stock. We were in compliance with all covenants at September 30, 2016.

January 2016 Convertible Promissory Notes

In January 2016, we entered into a Note Purchase Agreement, as amended in September 2016, with several of our stockholders for the issuance of convertible promissory notes (the “January 2016 Notes”) for an aggregate principal amount of $5.0 million. The January 2016 Notes bear interest at 5.0% per annum and have a maturity date of December 15, 2016, extended from the original maturity date of September 30, 2016. The outstanding principal amount and accrued interest on the January 2016 Notes are convertible into shares of Series B redeemable convertible preferred stock, at any time, upon written election of the holders of at least a majority of the outstanding principal balance of the January 2016 Notes. In the event of an equity financing with proceeds in excess of $5.0 million (“Qualified Financing”) prior to the maturity of the January 2016 Notes, the outstanding principal and accrued interest automatically convert into shares of stock issued in the equity financing based on a price per share equal to the price per share paid by investors in the financing. In the event of a firmly underwritten initial public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended (an IPO), the outstanding principal and accrued interest convert into shares of our common stock at a price per share equal to 80% of the per share price of the common stock issued in the IPO. In the event of a deemed liquidation event occurring before the maturity date, the January 2016 Notes will be repaid in cash in an amount equal to three times the outstanding principal amount. The redemption of the January 2016 Notes upon a deemed liquidation event and in the event of an IPO are contingent redemption features that are not clearly and closely related to the debt instrument and have been bifurcated and recognized as a derivative liability on the balance sheet as of September 30, 2016. The compound derivative was recorded as a debt discount of $0.7 million on the issuance date of the January 2016 Notes and is being amortized over the term of the January 2016 Notes using the effective interest method. At September 30, 2016, the carrying values of the January 2016 Notes and the derivative liability were $5.1 million and $0.1 million, respectively.

August 2016 Convertible Promissory Notes

In August 2016, we entered into a Note Purchase Agreement, as amended in September 2016, with several of our stockholders for the issuance of subordinated convertible promissory notes (the “August 2016 Notes”) for an aggregate principal amount of $3.5 million. The August 2016 Notes bear interest at 5.0% per annum and have a maturity date of December 15, 2016, extended from the original maturity date of September 30, 2016. In the event of a Qualified Financing prior to the maturity of the August 2016 Notes, the outstanding principal and accrued interest convert into shares of stock issued in the Qualified Financing based on a price per share equal to the price per share paid by investors in such financing. In the event of an IPO, the outstanding principal and accrued interest convert into shares of common stock at a price per share equal to 80% of the per share price of the common stock issued in the IPO. In the event of a deemed liquidation event occurring before the maturity date, the August 2016 Notes will be repaid in cash in an amount equal to three times the outstanding principal amount. The redemption of the August 2016 Notes upon a deemed liquidation event and in the event of an IPO are contingent redemption features that are not clearly and closely related to the debt instrument and thus have been bifurcated and recognized as a derivative liability on the balance sheet at the date of September 30, 2016. The compound derivative was recorded as a debt discount of $0.3 million on the issuance date of the August 2016 Notes and is being amortized over the term of the August 2016 Notes using the effective interest method. At September 30, 2016, the carrying values of the August 2016 Notes and the derivative liability were $3.4 million and $0.1 million, respectively.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in the final prospectus for our initial public offering dated as of, and filed with the SEC, pursuant to Rule 424(b)(4) on October 7, 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these markets risks is described below.

Interest Rate Risk

We are primarily exposed to interest rate risk from variable rate borrowings under our 2015 Credit Facility, and to a lesser extent, from our cash position. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% increase in our borrowing rates would not have a material impact on interest expense on our principal balances as of December 31, 2015, and September 30, 2016.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates.

Substantially all of our revenue is denominated in United States dollars. Our expenses are generally denominated in United States dollars; however, we do incur expenses in the currencies of our subcontracted manufacturing suppliers, which are located in Europe and in Asia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our historical financial statements.

We have not hedged exposures denominated in foreign currencies or used any other derivative financial instruments. Although we transact the substantial majority of our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products and thus may impact our results of operations and cash flows.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.

Material weakness in internal control over financial reporting.

In connection with the audit of our consolidated financial statements for the years ended December 31, 2014 and 2015, we identified a material weakness in our internal control over financial reporting, as defined in the standards established by the Sarbanes-Oxley Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management has determined that we had a material weakness in our internal control over financial reporting as of December 31, 2014 and 2015, relating to the design and operation of our financial reporting processes. We have concluded that this material weakness in our internal controls was due to the fact that we did not have resources with the appropriate level of experience and technical expertise to oversee our financial reporting processes.

Management’s plan to remediate the material weakness.

In order to remediate this material weakness, we have taken the following actions:

•	we are continuing to actively seek and have hired additional accounting and finance staff members to augment our current staff and to improve the effectiveness of our closing and financial reporting processes;

•	we are currently updating our information technology tools, including the recent implementation of an ERP system;

•	we are formalizing our accounting policies and internal controls documentation and strengthening supervisory reviews by our management;

•	we have engaged external consultants to assist us with preparation and review activities associated with the financial statements and our financial reporting processes; and

•	in May 2016, we added an independent board member with significant semiconductor CFO experience to chair our audit committee.

In connection with the initiatives we are implementing to remediate the material weakness, we expect to incur additional expense as we hire additional financial accounting staff, utilize consultants and improve our accounting and financial reporting systems. The initiatives we are implementing are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. We expect to complete the measures above as soon as practicable and will continue to implement measures to remedy our internal control deficiencies in order to meet the deadline imposed by Section 404 of the Sarbanes-Oxley Act of 2002. However, we cannot be certain that the measures we have taken or may take in the future will ensure that we will establish and maintain adequate controls over our financial processes and reporting in the future.

Notwithstanding the material weakness, our management has concluded that the financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

If we fail to fully remediate this material weakness or fail to maintain effective internal controls in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial information or cause our stock price to decline. Our independent registered public accounting firm has not assessed the effectiveness of our internal control over financial reporting and, under the JOBS Act, will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in internal control over financial reporting.

Other than the changes intended to remediate the material weakness noted above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitation on the effectiveness of internal control.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal proceedings

We are not party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

ITEM 1A.	Risk factors

Investing in our common stock involves a high degree of risk. If any of the risks discussed in this report actually occur, they may materially harm our business, operating results, financial condition, cash flows or growth prospects. As a result, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, operating results, financial condition, cash flows or growth prospects and could result in a complete loss of your investment.

Risk Factors Related to Our Business and Our Industry

We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.

We have incurred net losses since our inception. We incurred net losses of $18.2 million and $11.4 million for the year ended December 31, 2015 and the nine months ended September 30, 2016, respectively. As of September 30, 2016, we had an accumulated deficit of $91.1 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. Our ability to generate sufficient revenue and to transition to profitability and generate consistent positive cash flows is uncertain. In addition, as a public company, we will incur significant additional legal, accounting and other expenses that we did not incur as a private company. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses, or their impact on our results of operations.

Further, our revenue may not increase or may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our products, increased competition, business conditions that adversely affect the semiconductor memory industry, including reduced demand for products in the end markets that we serve, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We have been in existence as a stand-alone company since 2008, when Freescale Semiconductor, Inc. (now a wholly-owned subsidiary of NXP Semiconductors N.V.), spun-out its MRAM business as Everspin. We have been shipping magnetoresistive random access memory (MRAM) products since our incorporation in 2008, and we have experienced a high rate of growth for our products. However, we may not be able to sustain the growth rate for sales of these products and our revenue could decline. We have also been developing our next-generation of Spin-Torque MRAM (ST-MRAM) products. Adoption of these products is important to the future growth of our business, but revenue associated with these products has not been material to date.

Our limited operating history and limited experience selling products, combined with the rapidly evolving and competitive nature of our market, makes it difficult to evaluate our current business and future prospects. In addition, we have limited insight into emerging trends that may adversely affect our business, financial condition, results of operations and prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenue and increased expenses as we continue to grow our business. The viability and demand for our products may be affected by many factors outside of our control, such as the factors affecting the growth of the industrial, automotive and transportation, and enterprise storage industries and changes in macroeconomic conditions. If we do not manage these risks and overcome these difficulties successfully, our business will suffer.

We may be unable to match production with customer demand for a variety of reasons including our inability to accurately forecast customer demand or the capacity constraints of our suppliers, which could adversely affect our operating results.

We make planning and spending decisions, including determining production levels, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of product demand and customer requirements. Our products are typically purchased pursuant to individual purchase orders. While our customers may provide us with their demand forecasts, they are not contractually committed to buy any quantity of products beyond purchase orders. Furthermore, many of our customers may increase, decrease, cancel or delay purchase orders already in place without significant penalty. The short-term nature of commitments by our customers and the possibility of unexpected changes in demand for their products reduce our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can strain our resources, necessitate more onerous procurement commitments and reduce our gross margin. If we overestimate customer demand, we may purchase products that we may not be able to sell, which could result in decreases in our prices or write-downs of unsold inventory. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity is unavailable, we could lose sales opportunities and could lose market share or damage our customer relationships. The rapid pace of innovation in our industry could also render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or write-downs of inventory values that could adversely affect our business, operating results and financial condition.

We manufacture some of our MRAM products at our 200mm facility we lease in Chandler, Arizona, and if we are unable to renew this lease we will need to find another facility and move our manufacturing capability, which would be time consuming, costly, and hamper our ability to provide our MRAM products to customers in the time frames they require.

Under a single agreement we lease two facilities for our 200mm manufacturing and research and development functions from NXP. NXP has exercised its option to terminate the lease effective April 14, 2017. We are currently in negotiations with NXP to renew the manufacturing facility portion of the lease, and NXP has indicated its desire to continue to lease to us this facility. However, if we are not able to extend the manufacturing portion of the lease before April 2017, or if we lose this lease earlier than expected for any reason or are not able to find alternative facilities in a timely manner, our ability to produce and deliver a large portion of our MRAM products will be severely harmed. Even if we are able to find alternative facilities, the time and cost of transferring our manufacturing to a new facility could substantially harm our business. We are also seeking office and laboratory space at a different location, and if we are unable to find this space on reasonable terms, our business and operations may be harmed.

We rely on third parties to manufacture, package, assemble and test our products, which exposes us to a number of risks, including reduced control over manufacturing and delivery timing and potential exposure to price fluctuations, which could result in a loss of revenue or reduced profitability.

Although we operate an integrated magnetic fabrication line located in Chandler, Arizona, we purchase wafers from third parties and outsource the manufacturing, packaging, assembly and testing of our products to third-party foundries and assembly and testing service providers. We use a single foundry, GLOBALFOUNDRIES Singapore Pte. Ltd., for production of higher density products on advanced technology nodes. Our primary product package and test operations are located in China, Taiwan and other Asian countries. We also use standard CMOS wafers from third-party foundries, which we process at our Chandler, Arizona, facility.

Relying on third-party manufacturing, assembly, packaging and testing presents a number of risks, including but not limited to:

•	capacity and materials shortages during periods of high demand;

•	reduced control over delivery schedules, inventories and quality;

•	the unavailability of, or potential delays in obtaining access to, key process technologies;

•	the inability to achieve required production or test capacity and acceptable yields on a timely basis;

•	misappropriation of our intellectual property;

•	the third party’s ability to perform its obligations due to bankruptcy or other financial constraints;

•	limited warranties on wafers or products supplied to us; and

•	potential increases in prices.

We currently do not have long-term supply contracts with our third-party contract manufacturers for our MRAM products, including NXP, United Microelectronics Corporation, Taiwan Semiconductor Manufacturing Company, Limited (TSMC), United Test and Assembly Center (UTAC), Advanced Semiconductor Engineering (ASE), and Amkor, and we typically negotiate pricing on a per-purchase order basis and in some cases on an annual basis. Therefore, they are not obligated to perform services or supply components to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. During periods of high demand and tight inventories, our third-party foundries and packaging, assembly and testing contractors may allocate capacity to the production of other companies’ products while reducing deliveries to us, or significantly raise their prices. In particular, they may allocate capacity to other customers that are larger and better financed than us or that have long-term agreements, decreasing the capacity available to us. Shortages of capacity available to us may be caused by the actions of their other, large customers that may be difficult to predict, such as major product launches.

Our manufacturing agreement with GLOBALFOUNDRIES includes a customary forecast and ordering mechanism for the supply of certain of our wafers, and we are obligated to order and pay for, and GLOBALFOUNDRIES is obligated to supply, wafers consistent with the binding portion of our forecast. However, our manufacturing arrangement is also subject to both a minimum and maximum order quantity that while we believe currently addresses our projected foundry capacity needs, may not address our maximum foundry capacity requirements in the future. We may also be obligated to pay for unused capacity if our demand decreases in the future, or if our estimates prove inaccurate. GLOBALFOUNDRIES also has the ability to discontinue its manufacture of any of our wafers upon due notice and completion of the notice period. This could cause us to have to find another foundry to manufacture those wafers or redesign our core technology and would mean that we may not have products to sell until such time. Any time spent engaging a new manufacturer or redesigning our core technology could be costly and time consuming and may allow potential competitors to take opportunities in the market place. Moreover, if we are unable to find another foundry to manufacture our products or if we have to redesign our core technology, this could cause material harm to our business and operating results.

If we need other foundries or packaging, assembly and testing contractors, or if we are unable to obtain timely and adequate deliveries from our providers, we might not be able to cost-effectively and quickly retain other vendors to satisfy our requirements. Because the lead-time needed to establish a relationship with a new third-party supplier could be several quarters, there is no readily available alternative source of supply for any specific component. In addition, the time and expense to qualify a new foundry could result in additional expense, diversion of resources or lost sales, any of which would negatively impact our financial results.

If any of our current or future foundries or packaging, assembly and testing subcontractors significantly increases the costs of wafers or other materials or services, interrupts or reduces our supply, including for reasons outside of their control, or if any of our relationships with our suppliers is terminated, our operating results could be adversely affected. Such occurrences could also damage our customer relationships, result in lost revenue, cause a loss in market share or damage our reputation.

Our joint development agreement and strategic relationships involve numerous risks.

We have entered into strategic relationships to manufacture products and develop new manufacturing process technologies and products. These relationships include our joint development agreement with GLOBALFOUNDRIES to develop advanced MTJ technology and ST-MRAM. These relationships are subject to various risks that could adversely affect the value of our investments and our results of operations. These risks include the following:

•	our interests could diverge from those of our foundries, or we may not be able to agree with them on ongoing development, manufacturing and operational activities, or on the amount, timing, or nature of further investments in our joint development;

•	we may experience difficulties in transferring technology to a foundry;

•	we may experience difficulties and delays in getting to and/or ramping production at foundries;

•	our control over the operations of foundries is limited;

•	due to financial constraints, our joint development collaborators may be unable to meet their commitments to us and may pose credit risks for our transactions with them;

•	due to differing business models or long-term business goals, our collaborators may decide not to join us in funding capital investment, which may result in higher levels of cash expenditures by us;

•	our cash flows may be inadequate to fund increased capital requirements;

•	we may experience difficulties or delays in collecting amounts due to us from our collaborators;

•	the terms of our arrangements may turn out to be unfavorable; and

•	changes in tax, legal, or regulatory requirements may necessitate changes in our agreements.

Further, GLOBALFOUNDRIES may terminate the joint development agreement with us if we materially breach a term of the agreement, such as, but not limited to, by our failing to pay any undisputed sum which has been outstanding for 45 or more days from the date of invoice, and fail to remedy the breach within 60 days after receiving notice from GLOBALFOUNDRIES, or if we fail to pay project costs by December 16, 2016, which were approximately $6.2 million as of September 30, 2016, and are estimated to be approximately $2.6 million in December 2016. If GLOBALFOUNDRIES terminates the joint development agreement, our ability to continue to develop our MRAM technology will be significantly impaired.

If our strategic relationships are unsuccessful, our business, results of operations, or financial condition may be materially adversely affected.

The market for semiconductor memory products is characterized by declines in average selling prices, which we expect to continue, and which could negatively affect our revenue and margins.

Our customers expect the average selling price of our products to decrease year-over-year and we expect this trend to continue. When such pricing declines occur, we may not be able to mitigate the effects by selling more or higher margin units, or by reducing our manufacturing costs. In such circumstances, our operating results could be materially and adversely affected. Our stand-alone and embedded MRAM products have experienced declining average selling prices over their life cycle. The rate of decline may be affected by a number of factors, including relative supply and demand, the level of competition, production costs and technological changes. As a result of the decreasing average selling prices of our products following their launch, our ability to increase or maintain our margins depends on our ability to introduce new or enhanced products with higher average selling prices and to reduce our per-unit cost of sales and our operating costs. We may not be able to reduce our costs as rapidly as companies that operate their own manufacturing, assembly and testing facilities, and our costs may even increase because we rely in part on third parties to manufacture, assemble and test our products, which could also reduce our gross margins. In addition, our new or enhanced products may not be as successful or enjoy as high margins as we expect. If we are unable to offset any reductions in average selling prices by introducing new products with higher average selling prices or reducing our costs, our revenue and margins will be negatively affected and may decrease.

The semiconductor memory market is highly cyclical and has experienced severe downturns in the past, generally as a result of wide fluctuations in supply and demand, constant and rapid technological change, continuous new product introductions and price erosion. During downturns, periods of intense competition, or the presence of oversupply in the industry, the selling prices for our products may decline at a high rate over relatively short time periods as compared to historical rates of decline. We are unable to predict selling prices for any future periods and may experience unanticipated, sharp declines in selling prices for our products.

Unfavorable economic and market conditions, domestically and internationally, may adversely affect our business, financial condition, results of operations and cash flows.

We have significant customer sales both in the U.S. and internationally. We also rely on domestic and international suppliers, manufacturing partners and distributors. We are therefore susceptible to adverse U.S. and international economic and market conditions. If any of our manufacturing partners, customers, distributors or suppliers experience serious financial difficulties or cease operations, our business will be adversely affected. In addition, the adverse impact of an unfavorable economy may adversely impact customer spending, which may adversely impact demand for our products.

We must continuously develop new and enhanced products, and if we are unable to successfully market our new and enhanced products for which we incur significant expenses to develop, our results of operations and financial condition will be materially adversely affected.

To compete effectively in our markets, we must continually design, develop and introduce new and improved products with improved features in a cost-effective manner in response to changing technologies and market demand. This requires us to devote substantial financial and other resources to research and development. We are developing next-generation products, which we expect to be one of the drivers of our revenue growth in the future. However, we may not succeed in developing and marketing these new and enhanced products. We also face the risk that customers may not value or be willing to bear the cost of incorporating our new and enhanced products into their products, particularly if they believe their customers are satisfied with current solutions. Regardless of the improved features or superior performance of our new and enhanced products, customers may be unwilling to adopt our solutions due to design or pricing constraints, or because they do not want to rely on a single or limited supply source. Because of the extensive time and resources that we invest in developing new and enhanced products, if we are unable to sell customers new generations of our products, our revenue could decline and our business, financial condition, results of operations and cash flows would be negatively affected. For example, we generated limited revenue from sales of our ST-MRAM products to date. While we expect revenue from our ST-MRAM products to increase, if we are unable to scale MRAM to gigabit densities to address applications currently served by DRAM, we may not be able to materially increase our revenue. If we are unable to successfully develop and market our new and enhanced products that we have incurred significant expenses developing, our results of operations and financial condition will be materially and adversely affected.

Our success and future revenue depend on our ability to secure design wins and on our customers’ ability to successfully sell the products that incorporate our solutions. Securing design wins is a lengthy, expensive and competitive process, and may not result in actual orders and sales, which could cause our revenue to decline.

We sell to customers that incorporate MRAM into their products. A design win occurs after a customer has tested our product, verified that it meets the customer’s requirements and qualified our solutions for their products. Our customers may need several months to years to test, evaluate and adopt our product and additional time to begin volume production of the product that incorporates our solution. Due to this generally lengthy design cycle, we may experience significant delays from the time we increase our operating expenses and make investments in our products to the time that we generate revenue from sales of these products. Moreover, even if a customer selects our solution, we cannot guarantee that this will result in any sales of our products, as the customer may ultimately change or cancel its product plans, or efforts by our customer to market and sell its product may not be successful. We may not generate any revenue from design wins after incurring the associated costs, which would cause our business and operating results to suffer.

If a current or prospective customer designs a competitor’s solution into its product, it becomes significantly more difficult for us to sell our solutions to that customer because changing suppliers involves significant time, cost, effort and risk for the customer even if our solutions are superior to other solutions and remain compatible with their product design. If current or prospective customers do not include our solutions in their products and we fail to achieve a sufficient number of design wins, our results of operations and business may be harmed.

We rely on our relationships with OEMs and ODMs to enhance our solutions and market position, and our failure to continue to develop or maintain such relationships in the future would harm our ability to remain competitive.

We develop our products for leading OEMs and ODMs that serve a variety of end markets and are developing devices for automotive, transportation, industrial and storage applications. For each application, manufacturers create products that incorporate specialized semiconductor technology, which makers of memory products use as the basis for their products. These manufacturers set the specifications for many of the key components to be used on each generation of their products and, in the case of memory components, generally qualify only a few vendors to provide memory components for their products. As each new generation of their products is released, vendors are validated in a similar fashion. We must work closely with OEMs and ODMs to ensure our products become qualified for use in their products. As a result, maintaining close relationships with leading OEMs and ODMs that are developing devices for automotive, transportation, industrial and storage applications is crucial to the long-term success of our business. We could lose these relationships for a variety of reasons, including our failure to qualify as a vendor, our failure to demonstrate the value of our new solutions, declines in product quality, or if OEMs or ODMs seek to work with vendors with broader product suites, greater production capacity or greater financial resources. If our relationships with key industry participants were to deteriorate or if our solutions were not qualified by our customers, our market position and revenue could be materially and adversely affected.

The loss of one or several of our customers or reduced orders or pricing from existing customers may have a significant adverse effect on our operations and financial results.

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our four largest end customers together accounted for 41% of our total revenue for the year ended December 31, 2015, and two customers each accounted for more than 10% of our total revenue during the period. Our five largest end customers together accounted for 36% of our total revenue for the nine months ended September 30, 2016, but none of these customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

Our results of operations can fluctuate from period to period, which could cause our share price to fluctuate.

Our results of operations have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this report:

•	the receipt, reduction, delay or cancellation of orders by large customers;

•	the gain or loss of significant customers or distributors;

•	the timing and success of our launch of new or enhanced products and those of our competitors;

•	market acceptance of our products and our customers’ products;

•	the level of growth or decline in the industrial, automotive and transportation, enterprise storage and other markets;

•	the timing and extent of research and development and sales and marketing expenditures;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	changes in our product mix;

•	our ability to reduce the manufacturing costs of our products;

•	competitive pressures resulting in lower than expected average selling prices;

•	fluctuations in sales by and inventory levels of OEMs and ODMs that incorporate our memory products in their products;

•	cyclical and seasonal fluctuations in our markets;

•	fluctuations in the manufacturing yields of our third-party manufacturers;

•	quality issues that arise from manufacturing issues at our third-party manufacturers;

•	events that impact the availability of production capacity at our third-party subcontractors and other interruptions in the supply chain including due to geopolitical events, natural disasters, materials shortages, bankruptcy or other causes;

•	supply constraints for and changes in the cost of the other components incorporated into our customers’ products;

•	the timing of expenses related to the acquisition of technologies or businesses;

•	product rates of return or price concessions in excess of those expected or forecasted;

•	costs associated with the repair and replacement of defective products;

•	unexpected inventory write-downs or write-offs;

•	costs associated with litigation over intellectual property rights and other litigation;

•	the length and unpredictability of the purchasing and budgeting cycles of our customers;

•	loss of key personnel or the inability to attract qualified engineers; and

•	geopolitical events, such as war, threat of war or terrorist actions, or the occurrence of natural disasters.

The semiconductor memory industry is highly cyclical and our markets may experience significant cyclical fluctuations in demand as a result of changing economic conditions, budgeting and buying patterns of customers and others factors. As a result of these and other factors affecting demand for our products and our results of operations in any given period, the results of any prior quarterly or annual periods should not be relied upon as indicative of our future revenue or operating performance. Fluctuations in our revenue and operating results could also cause our stock price to decline.

If sales of our customers’ products decline or if their products do not achieve market acceptance, our business and operating results could be adversely affected.

Our revenue depends on our customers’ ability to commercialize their products successfully. The markets for our customers’ products are extremely competitive and are characterized by rapid technological change. Competition in our customers’ markets is based on a variety of factors including price, performance, product quality, marketing and distribution capability, customer support, name recognition and financial strength. As a result of rapid technological change, the markets for our customers’ products are characterized by frequent product introductions, short product life cycles, fluctuating demand and increasing product capabilities. As a result, our customers’ products may not achieve market success or may become obsolete. We cannot assure you that our customers will dedicate the resources necessary to promote and commercialize their products, successfully execute their business strategies for such products, or be able to manufacture such products in quantities sufficient to meet demand or cost-effectively manufacture products at a high volume. Our customers do not have contracts with us that require them to manufacture, distribute or sell any products. Moreover, our customers may develop internally, or in collaboration with our competitors, technology that they may utilize instead of the technology available to them through us. Our customers’ failure to achieve market success for their products, including as a result of general declines in our customers’ markets or industries, could negatively affect their willingness to utilize our products, which may result in a decrease in our revenue and negatively affect our business and operating results.

Our revenue also depends on the timely introduction, quality and market acceptance of our customers’ products that incorporate our solutions. Our customers’ products are often very complex and subject to design complexities that may result in design flaws, as well as potential defects, errors and bugs. We incur significant design and development costs in connection with designing our solutions for customers’ products. If our customers discover design flaws, defects, errors or bugs in their products, or if they experience changing market requirements, failed evaluations or field trials, or issues with other vendors, they may delay, change or cancel a project. If we have already incurred significant development costs, we may not be able to recoup those costs, which in turn would adversely affect our business and financial results.

We face competition and expect competition to increase in the future. If we fail to compete effectively, our revenue growth and results of operations will be materially and adversely affected.

The global semiconductor market in general, and the semiconductor memory market in particular, are highly competitive. We expect competition to increase and intensify as other semiconductor companies enter our markets, many of which have greater financial and other resources with which to pursue technology development, product design, manufacturing, marketing and sales and distribution of their products. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue and operating results. Currently, our competitors range from large, international companies offering a wide range of traditional memory technologies to companies specializing in other alternative, specialized emerging memory technologies. Our primary memory competitors include Cypress, Fujitsu, Integrated Silicon Solution, Macronix, Microchip, Micron, Renesas, Samsung, and Toshiba. The main competition for sensor products includes AMR, Crocus, GMR and Hall Effect. These technologies directly compete with our products and are supplied by Alps, Asahi Kasei Microdevices, Fairchild, Invensys (now Schneider), Kionix and Micronas. In addition, as the MRAM market opportunity grows, we expect new entrants such as Avalanche will enter this market and existing competitors, including leading semiconductor companies, may make significant investments to compete more effectively against our products. These competitors could develop technologies or architectures that make our products or technologies obsolete.

Our ability to compete successfully depends on factors both within and outside of our control, including:

•	the functionality and performance of our products and those of our competitors;

•	our relationships with our customers and other industry participants;

•	prices of our products and prices of our competitors’ products;

•	our ability to develop innovative products;

•	our competitors’ greater resources to make acquisitions;

•	our ability to obtain adequate capital to finance operations;

•	our ability to retain high-level talent, including our management team and engineers; and

•	the actions of our competitors, including merger and acquisition activity, launches of new products and other actions that could change the competitive landscape.

Competition could result in pricing pressure, reduced revenue and loss of market share, any of which could materially and adversely affect our business, results of operations and prospects. In the event of a market downturn, competition in the markets in which we operate may intensify as our customers reduce their purchase orders. Our competitors that are significantly larger and have greater financial, technical, marketing, distribution, customer support and other resources or more established market recognition than us may be better positioned to accept lower prices and withstand adverse economic or market conditions.

Our customers require our products and our third-party contractors to undergo a lengthy and expensive qualification process. If we are unsuccessful or delayed in qualifying any of our products with a customer, our business and operating results would suffer.

Prior to selecting and purchasing our products, our customers typically require that our products undergo extensive qualification processes, which involve testing of our products in the customers’ systems, as well as testing for reliability. This qualification process may continue for several months or years. However, obtaining the requisite qualifications for a memory product does not assure any sales of the product. Even after successful qualification and sales of a product to a customer, a subsequent revision in our third-party contractors’ manufacturing process or our selection of a new contract manufacturer may require a new qualification process, which may result in delays and excess or obsolete inventory. After our products are qualified and selected, it can and often does take several months or more before the customer commences volume production of systems that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, sales of those products may be precluded or delayed, which may impede our growth and harm our business.

Our costs may increase substantially if we or our third-party manufacturing contractors do not achieve satisfactory product yields or quality.

The fabrication process is extremely complicated and small changes in design, specifications or materials can result in material decreases in product yields or even the suspension of production. From time to time, we and/or the third-party foundries that we contract to manufacture our products may experience manufacturing defects and reduced manufacturing yields. In some cases, we and/or our third-party foundries may not be able to detect these defects early in the fabrication process or determine the cause of such defects in a timely manner.

Generally, in pricing our products, we assume that manufacturing yields will continue to improve, even as the complexity of our products increases. Once our products are initially qualified either internally or with our third-party foundries, minimum acceptable yields are established. We are responsible for the costs of the units if the actual yield is above the minimum set with our third-party foundries. If actual yields are below the minimum we are not required to purchase the units. Typically, minimum acceptable yields for our new products are generally lower at first and gradually improve as we achieve full production, but yield issues can occur even in mature processes due to break downs in mechanical systems, equipment failures or calibration errors. Unacceptably low product yields or other product manufacturing problems could substantially increase overall production time and costs and adversely impact our operating results. Product yield losses will increase our costs and reduce our gross margin. For example, cost of sales increased in the third and fourth quarters of 2015 due to product yield issues in our fabrication line. In addition to significantly harming our results of operations and cash flow, poor yields may delay shipment of our products and harm our relationships with existing and potential customers.

The complexity of our products may lead to defects, which could negatively impact our reputation with customers and result in liability.

Products as complex as ours may contain defects when first introduced to customers or as new versions are released. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of the products or result in a costly recall and could damage our reputation and adversely affect our ability to retain existing customers and attract new customers. Defects could cause problems with the functionality of our products, resulting in interruptions, delays or cessation of sales of these products to our customers. We may also be required to make significant expenditures of capital and resources to resolve such problems. We cannot assure you that problems will not be found in new products, both before and after commencement of commercial production, despite testing by us, our suppliers or our customers. Any such problems could result in:

•	delays in development, manufacture and roll-out of new products;

•	additional development costs;

•	loss of, or delays in, market acceptance;

•	diversion of technical and other resources from our other development efforts;

•	claims for damages by our customers or others against us; and

•	loss of credibility with our current and prospective customers.

Any such event could have a material adverse effect on our business, financial condition and results of operations.

We may experience difficulties in transitioning to new wafer fabrication process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

We aim to use the most advanced manufacturing process technology appropriate for our solutions that is available from our third-party foundries. As a result, we periodically evaluate the benefits of migrating our solutions to other technologies to improve performance and reduce costs. These ongoing efforts require us from time to time to modify the manufacturing processes for our products and to redesign some products, which in turn may result in delays in product deliveries. We may face difficulties, delays and increased expense as we transition our products to new processes, and potentially to new foundries. We will depend on our third-party foundries as we transition to new processes. We cannot assure you that our third-party foundries will be able to effectively manage such transitions or that we will be able to maintain our relationship with our third-party foundries or develop relationships with new third-party foundries. If we or any of our third-party foundries experience significant delays in transitioning to new processes or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, any of which could harm our relationships with our customers and our operating results.

As smaller line width geometry manufacturing processes become more prevalent, we intend to move our future products to increasingly smaller geometries to reduce costs while integrating greater levels of functionality into our products. This transition will require us and our third-party foundries to migrate to new designs and manufacturing processes for smaller geometry products. We may not be able to achieve smaller geometries with higher levels of design integration or to deliver new integrated products on a timely basis. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs and increase performance. We are dependent on our relationships with our third-party foundries to transition to smaller geometry processes successfully. We cannot assure you that our third-party foundries will be able to effectively manage any such transition. If we or our third-party foundries experience significant delays in any such transition or fail to implement a transition, our business, financial condition and results of operations could be materially harmed.

Changes to industry standards and technical requirements relevant to our products and markets could adversely affect our business, results of operations and prospects.

Our products are only a part of larger electronic systems. All products incorporated into these systems must comply with various industry standards and technical requirements created by regulatory bodies or industry participants to operate efficiently together. Industry standards and technical requirements in our markets are evolving and may change significantly over time. For our products, the industry standards are developed by the Joint Electron Device Engineering Council, an industry trade organization. In addition, large industry-leading semiconductor and electronics companies play a significant role in developing standards and technical requirements for the product ecosystems within which our products can be used. Our customers also may design certain specifications and other technical requirements specific to their products and solutions. These technical requirements may change as the customer introduces new or enhanced products and solutions.

Our ability to compete in the future will depend on our ability to identify and comply with evolving industry standards and technical requirements. The emergence of new industry standards and technical requirements could render our products incompatible with products developed by other suppliers or make it difficult for our products to meet the requirements of certain of our customers in automotive, transportation, industrial, storage and other markets. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards and requirements. If our products are not in compliance with prevailing industry standards and technical requirements for a significant period of time, we could miss opportunities to achieve crucial design wins, our revenue may decline and we may incur significant expenses to redesign our products to meet the relevant standards, which could adversely affect our business, results of operations and prospects.

Failure to protect our intellectual property could substantially harm our business.

Our success and ability to compete depend in part upon our ability to protect our intellectual property. We rely on a combination of intellectual property rights, including patents, mask work protection, copyrights, trademarks, trade secrets and know-how, in the United States and other jurisdictions. The steps we take to protect our intellectual property rights may not be adequate, particularly in foreign jurisdictions such as China. Any patents we hold may not adequately protect our intellectual property rights or our products against competitors, and third parties may challenge the scope, validity or enforceability of our issued patents, which third parties may have significantly more financial resources with which to litigate their claims than we have to defend against them. In addition, other parties may independently develop similar or competing technologies designed around any patents or patent applications that we hold. Some of our products and technologies are not covered by any patent or patent application, as we do not believe patent protection of these products and technologies is critical to our business strategy at this time. A failure to timely seek patent protection on products or technologies generally precludes us from seeking future patent protection on these products or technologies.

In addition to patents, we also rely on contractual protections with our customers, suppliers, distributors, employees and consultants, and we implement security measures designed to protect our trade secrets and know-how. However, we cannot assure you that these contractual protections and security measures will not be breached, that we will have adequate remedies for any such breach or that our customers, suppliers, distributors, employees or consultants will not assert rights to intellectual property or damages arising out of such contracts.

We may initiate claims against third parties to protect our intellectual property rights if we are unable to resolve matters satisfactorily through negotiation. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management. It could also result in the impairment or loss of portions of our intellectual property, as an adverse decision could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise negatively impact our business, financial condition and results of operations. Additionally, any enforcement of our patents or other intellectual property may provoke third parties to assert counterclaims against us. Our failure to secure, protect and enforce our intellectual property rights could materially harm our business.

We may face claims of intellectual property infringement, which could be time-consuming, costly to defend or settle, result in the loss of significant rights, harm our relationships with our customers and distributors, or otherwise materially adversely affect our business, financial condition and results of operations.

The semiconductor memory industry is characterized by companies that hold patents and other intellectual property rights and that vigorously pursue, protect and enforce intellectual property rights. These companies include patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence. From time to time, third parties may assert against us and our customers’ patent and other intellectual property rights to technologies that are important to our business. We have in the past, and may in the future, face such claims.

Claims that our products, processes or technology infringe third-party intellectual property rights, regardless of their merit or resolution, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel. We may also be obligated to indemnify our customers or business partners in connection with any such litigation, which could result in increased costs. Infringement claims also could harm our relationships with our customers or distributors and might deter future customers from doing business with us. If any such proceedings result in an adverse outcome, we could be required to:

•	cease the manufacture, use or sale of the infringing products, processes or technology;

•	pay substantial damages for infringement;

•	expend significant resources to develop non-infringing products, processes or technology, which may not be successful;

•	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

•	cross-license our technology to a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; or

•	pay substantial damages to our customers to discontinue their use of or to replace infringing technology sold to them with non-infringing technology, if available.

Any of the foregoing results could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our exposure to the foregoing risks may also be increased if we acquire other companies or technologies. For example, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to the acquired company or technology. In addition, third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to the acquisition.

We make significant investments in new technologies and products that may not achieve technological feasibility or profitability or that may limit our revenue growth.

We have made and will continue to make significant investments in research and development of new technologies and products, including new and more technically advanced versions of our MRAM technology.

Investments in new technologies are speculative and technological feasibility may not be achieved. Commercial success depends on many factors including demand for innovative technology, availability of materials and equipment, selling price the market is willing to bear, competition and effective licensing or product sales. We may not achieve significant revenue from new product investments for a number of years, if at all. Moreover, new technologies and products may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically or originally anticipated. Our inability to capitalize on or realize substantial revenue from our significant investments in research and development could harm our operating results and distract management, harming our business.

As we expand into new potential markets, we expect to face intense competition, including from our customers and potential customers, and may not be able to compete effectively, which could harm our business.

We expect that our new and future generation MRAM products will be applicable to markets in which we are not currently operating. Selling into these markets, including higher density memory markets and the module business could put us into direct competition with our current or potential customers or other competitors with substantially more resources and experience than us. The markets in which we operate and may operate in the future are extremely competitive and are characterized by rapid technological change, continuous evolving customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential competitors, which include our current or potential customers as they seek to internally develop solutions competitive with ours or as we develop products potentially competitive with their existing products. If we do not compete successfully, our market share and revenue may decline. We compete with large semiconductor manufacturers and designers and others, and our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we do. This may allow them to respond more quickly than we can to new or emerging technologies or changes in customer requirements. In addition, these competitors may have greater credibility with our existing and potential customers. Some of our current and potential customers with their own internally developed solutions may choose not to purchase products from third-party suppliers like us.

Our success depends on our ability to attract and retain key employees, and our failure to do so could harm our ability to grow our business and execute our business strategies.

Our success depends on our ability to attract and retain our key employees, including our management team and experienced engineers. Competition for personnel in the semiconductor memory technology field, and in the MRAM space in particular, is intense, and the availability of suitable and qualified candidates is limited. We compete to attract and retain qualified research and development personnel with other semiconductor companies, universities and research institutions. Given our experience as an early entrant in the MRAM space, our employees are frequently contacted by MRAM startups and MRAM groups within larger companies seeking to employ them. The members of our management and key employees are at-will employees and although we recently issued refresh equity awards to our personnel in connection with our initial public offering, there can be no assurance that these awards will be effective to retain our key employees. If we lose the services of any key senior management member or employee, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely impact our business and prospects. The loss of the services of one or more of our key employees, especially our key engineers, or our inability to attract and retain qualified engineers, could harm our business, financial condition and results of operations.

We may not be able to effectively manage our growth, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth, either of which could harm our business and operating results.

As we continue to expand our business, we expect our headcount and overall size of our operations to grow significantly. To effectively manage our growth, we must continue to expand our operational, engineering and financial systems, procedures and controls and to improve our accounting and other internal management systems, such as our new ERP system that we have recently implemented. This may require substantial managerial and financial resources, and our efforts in this regard may not be successful. Our current systems, procedures and controls may not be adequate to support our future operations. If we fail to adequately manage our growth, or to improve our operational, financial and management information systems, or fail to effectively motivate or manage our new and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.

We may engage in acquisitions of, or investments in, other companies, each of which may divert our management’s attention, result in additional dilution to stockholders or use resources that are necessary to operate our business.

We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our business, enhance our technical capabilities or otherwise offer growth opportunities. However, our term loan and revolving credit facility prohibits our ability to merge with or acquire any other entity. Even if we were allowed to pursue such acquisitions or investments, they could create risks for us, including:

•	difficulties in assimilating acquired personnel, operations and technologies or realizing synergies expected in connection with an acquisition, particularly with acquisitions of companies with large and widespread operations, complex products or that operate in markets in which we historically have had limited experience;

•	unanticipated costs or liabilities, including possible litigation, associated with the acquisition;

•	incurrence of acquisition-related costs;

•	diversion of management’s attention from other business concerns;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate an acquisition.

A significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill, which must be assessed for impairment at least annually. If such acquisitions do not yield expected returns, we may be required to take charges to our earnings based on this impairment assessment process, which could harm our results of operations.

We may be unable to complete acquisitions at all or on commercially reasonable terms, which could limit our future growth. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of additional debt, which could adversely affect our operating results and result in a decline in our stock price and further restrict our ability to pursue business opportunities, including potential acquisitions. In addition, if an acquired business fails to meet our expectations, our operating results may suffer.

We maintain operations outside of the United States and intend to expand our international operations, which exposes us to significant risks.

We have limited operations in Europe and Asia. We intend to expand our operations internationally. The success of our business depends, in large part, on our ability to operate successfully from geographically disparate locations and to further expand our international operations and sales. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those we face in the United States. We cannot be sure that further international expansion will be successful. In addition, we face risks in doing business internationally that could expose us to reduced demand for our products, lower prices for our products or other adverse effects on our operating results. Among the risks we believe are most likely to affect us are:

•	difficulties, inefficiencies and costs associated with staffing and managing foreign operations;

•	longer and more difficult customer qualification and credit checks;

•	greater difficulty collecting accounts receivable and longer payment cycles;

•	the need for various local approvals to operate in some countries;

•	difficulties in entering some foreign markets without larger-scale local operations;

•	compliance with local laws and regulations;

•	unexpected changes in regulatory requirements, including the elimination of tax holidays;

•	reduced protection for intellectual property rights in some countries;

•	adverse tax consequences as a result of repatriating cash generated from foreign operations to the United States;

•	adverse tax consequences, including potential additional tax exposure if we are deemed to have established a permanent establishment outside of the United States;

•	the effectiveness of our policies and procedures designed to ensure compliance with the Foreign Corrupt Practices Act of 1977 and similar regulations;

•	fluctuations in currency exchange rates, which could increase the prices of our products to customers outside of the United States, increase the expenses of our international operations by reducing the purchasing power of the U.S. dollar and expose us to foreign currency exchange rate risk if, in the future, we denominate our international sales in currencies other than the U.S. dollar;

•	new and different sources of competition; and

•	political and economic instability, and terrorism.

Our failure to manage any of these risks successfully could harm our operations and reduce our revenue.

To comply with environmental laws and regulations, we may need to modify our activities or incur substantial costs, and if we fail to comply with environmental regulations we could be subject to substantial fines or be required to have our suppliers alter their processes.

The semiconductor memory industry is subject to a variety of international, federal, state and local governmental regulations directed at preventing or mitigating environmental harm, as well as to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances. Failure to comply with environmental regulations could subject us to civil or criminal sanctions and property damage or personal injury claims. Compliance with current or future environmental laws and regulations could restrict our ability to expand our business or require us to modify processes or incur other substantial expenses which could harm our business. In response to environmental concerns, some customers and government agencies impose requirements for the elimination of hazardous substances, such as lead (which is widely used in soldering connections in the process of semiconductor packaging and assembly), from electronic equipment. For example, the European Union adopted its Restriction on Hazardous Substance Directive which prohibits, with specified exceptions, the sale in the EU market of new electrical and electronic equipment containing more than agreed levels of lead or other hazardous materials and China has enacted similar regulations. Environmental laws and regulations such as these could become more stringent over time, causing a need to redesign technologies, imposing greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business.

Some of the facilities of our suppliers are located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could damage our facilities, which could cause us to curtail our operations.

Some of our foundries and suppliers’ facilities in Asia are located near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, such as power loss, fire, floods and similar events. If any such disaster were to occur, our ability to operate our business could be seriously impaired. In addition, we may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

We may require additional capital to fund our business, which may not be available to us on favorable terms or at all.

We believe that our existing cash and cash equivalents as of September 30, 2016, plus the net proceeds from the initial public offering and the concurrent private placement of our common stock in October 2016, together with the additional borrowings available under our credit facility, will be sufficient to meet our anticipated cash requirements for the next 12 months. Our ability to access the revolving loan under our credit facility depends upon levels of our accounts receivable and, therefore, the full amount may not be available to us at any specific time. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. We may be required to seek additional equity or debt financing, and we cannot assure you that any such additional financing will be available to us on acceptable terms or at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely harm our ability to execute on our business plan.

If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

The audit report from our independent registered public accounting firm for the year ended December 31, 2015, states that our recurring losses raise substantial doubt about our ability to continue as a going concern. This report does not take into account the net proceeds received in our initial public offering and the concurrent private placement or our ability to draw down amounts under our line of credit. If we are unable to grow our revenue substantially to achieve and sustain profitability, we may not be able to continue as a going concern.

Provisions of our credit facility may restrict our ability to pursue our business strategies.

Borrowings under our existing credit facility are secured by substantially all of our assets. Our term loan facility prohibits our ability to, among other things:

•	dispose of or sell assets;

•	consolidate or merge with other entities;

•	incur additional indebtedness;

•	create liens on our assets;

•	pay dividends;

•	make investments;

•	enter into transactions with affiliates; and

•	redeem subordinated indebtedness.

These restrictions are subject to certain exceptions. The operating restrictions and covenants in the term loan facility, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under the credit facility, which could cause all of the outstanding indebtedness thereunder to either become immediately due and payable or increase by five percent of the interest rate charged during the period of the unremedied breach.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income, and tax credits to offset tax. We may experience an ownership change in the future, and our ability to utilize our NOLs and tax credits could be further limited by Section 382 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our net operating losses and tax credits could also be impaired under state laws. As a result, we might not be able to utilize a material portion of our state NOLs and tax credits.

We will incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC and the NASDAQ Stock Market, including the establishment and maintenance of effective disclosure and internal controls and the establishment corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly.

If we fail to hire additional finance personnel and strengthen our financial reporting systems and infrastructure, we may not be able to timely and accurately report our financial results or comply with the requirements of being a public company, including compliance with the Sarbanes-Oxley Act and SEC reporting requirements.

We intend to hire additional accounting and finance staff with technical accounting, SEC reporting and Sarbanes-Oxley Act compliance expertise. Any inability to recruit and retain such personnel would have an adverse impact on our ability to accurately and timely prepare our financial statements. We may be unable to locate and hire qualified professionals with requisite technical and public company experience when and as needed. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to respond adequately to the increased demands as a result of being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported financial statements could cause the trading price of our common stock to decline and could harm our business, operating results and financial condition.

If we fail to strengthen our financial reporting systems, infrastructure and internal control over financial reporting to meet the demands placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results timely and accurately and prevent fraud. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404.

Interruptions in our information technology systems could adversely affect our business.

We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. Any significant disruption to our systems or networks, including, but not limited to, new system implementations, computer viruses, security breaches, facility issues, natural disasters, terrorism, war, telecommunication failures or energy blackouts, could have a material adverse impact on our operations, sales and financial results. Such disruption could result in a loss of our intellectual property or the release of sensitive competitive information or supplier, customer or employee personal data. Any loss of such information could harm our competitive position, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by any such disruptions or security breaches. Additionally, any failure to properly manage the collection, handling, transfer or disposal of personal data of employees and customers may result in regulatory penalties, enforcement actions, remediation obligations, litigation, fines and other sanctions.

We may experience attacks on our data, attempts to breach our security and attempts to introduce malicious software into our IT systems. If attacks are successful, we may be unaware of the incident, its magnitude, or its effects until significant harm is done. Any such attack or disruption could result in additional costs related to rebuilding of our internal systems, defending litigation, responding to regulatory actions, or paying damages. Such attacks or disruptions could have a material adverse impact on our business, operations and financial results.

Third-party service providers, such as wafer foundries, assembly and test contractors, distributors and other vendors have access to certain portions of our and our customers’ sensitive data. In the event that these service providers do not properly safeguard the data that they hold, security breaches and loss of data could result. Any such loss of data by our third-party service providers could negatively impact our business, operations and financial results, as well as our relationship with our customers.

If we fail to remediate a material weakness in our internal control over financial reporting, or experience any additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As a result of being a public company, we will be required, under Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2017. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be detected or prevented on a timely basis.

In connection with the audit of our financial statements as of and for the years ended December 31, 2014, and 2015, we identified a material weakness in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the United States. Our management has determined that we had a material weakness in our internal control over financial reporting as of December 31, 2014 and 2015, relating to the design and operation of our financial reporting processes. We have concluded that this material weakness was due to the fact that we do not yet have the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes.

We are enhancing our internal controls, processes and related documentation necessary to remediate our material weakness and to perform the evaluation needed to comply with Section 404. We may not be able to complete our remediation, evaluation and testing in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, such as the one we identified as described above, we will be unable to conclude that our internal controls are effective. The effectiveness of our controls and procedures may be limited by a variety of factors, including:

•	faulty human judgment and simple errors, omissions or mistakes;

•	fraudulent action of an individual or collusion of two or more people;

•	inappropriate management override of procedures; and

•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control.

When we cease to be an “emerging growth company” under the federal securities laws, our auditors will be required to express an opinion on the effectiveness of our internal controls. If we are unable to confirm that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline.

The issuance of new accounting standards or future interpretations of existing accounting standards could adversely affect our operating results.

We prepare our financial statements in accordance with GAAP. A change in those principles could have a significant effect on our reported results and might affect our reporting of transactions completed before a change is announced. GAAP is issued and subject to interpretation by the Financial Accounting Standards Board, the SEC and various other bodies formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. The issuance of new accounting standards or future interpretations of existing accounting standards, or changes in our business practices or estimates, could result in future changes in our revenue recognition or other accounting policies that could have a material adverse effect on our results of operations.

Regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

Pursuant to the Dodd-Frank Act, the SEC has adopted requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to perform diligence and disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products, and affect our costs and relationships with customers, distributors and suppliers as we must obtain additional information from them to ensure our compliance with the disclosure requirement. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free and these customers may discontinue, or materially reduce, purchases of our products, which could result in a material adverse effect on our results of operations and our financial condition may be adversely affected.

Risks Related to Our Common Stock

An active trading market may not be sustained.

Prior to the initial public offering of our common stock in October 2016, there was no public market for our common stock. Although our stock is currently traded on the NASDAQ Stock Market, an active trading market may not be sustained. The lack of an active market may impair the value of your shares and your ability to sell your shares at the time you wish to sell them. An inactive market may also impair our ability to both raise capital by selling shares and acquire other complementary products, technologies or businesses by using our shares as consideration.

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•	the introduction of new products or product enhancements by us or others in our industry;

•	disputes or other developments with respect to our or others’ intellectual property rights;

•	product liability claims or other litigation;

•	quarterly variations in our results of operations or those of others in our industry;

•	sales of large blocks of our common stock, including sales by our executive officers and directors;

•	changes in earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our common stock.

In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.

These and other factors may make the price of our stock volatile and subject to unexpected fluctuation.

Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.

The trading market for our common stock will be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a newly public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with our company or industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of our company or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company” (1) we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (2) we will be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, (3) we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (4) we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

We may remain an “emerging growth company” until as late as December 31, 2021, the fiscal year-end following the fifth anniversary of the completion of our initial public offering, though we may cease to be an “emerging growth company” earlier under certain circumstances, including (1) if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of any June 30, in which case we would cease to be an “emerging growth company” as of the following December 31, or (2) if our gross revenue exceeds $1.0 billion in any fiscal year.

Investors may find our common stock less attractive if we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or become more volatile.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders each holding more than 5% of our common stock, collectively, control a significant percentage of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We have designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:

•	our board of directors has the right to expand the size of our board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the board of directors, the chairman of the board, the chief executive officer or the president;

•	our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	the affirmative vote of holders of at least 66-2/3% of the voting power of all of the then outstanding shares of voting stock, voting as a single class, will be required (a) to amend certain provisions of our certificate of incorporation, including provisions relating to the size of the board, removal of directors, special meetings, actions by written consent and cumulative voting and (b) to amend or repeal our bylaws, although our bylaws may be amended by a simple majority vote of our board of directors;

•	stockholders must provide advance notice and additional disclosures to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and

•	our board of directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Item 2.	Recent Sales of Unregistered Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

From July 1, 2016 through September 30, 2016, we issued and sold an aggregate of 6,113 shares of our common stock to our employees upon the exercise of stock option awards under our equity plans, at an exercise price of $4.42 per share, for aggregate proceeds of $27,000.

From July 1, 2016 through September 30, 2016, pursuant the terms of our 2008 Equity Incentive Plan, we granted to our employees and directors stock option awards to purchase an aggregate of 406,023 shares of our common stock, at an exercise price of $15.86 per share.

The offers, sales and issuances of the securities described in the preceding paragraphs were deemed to be exempt from registration under Rule 701 promulgated under the Securities Act, or Rule 701, in that the transactions were by an issuer not involving any public offering or under Section 4(a)(2) of the Securities Act or under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities were our employees, directors or consultants and received the securities under our equity incentive plans. Appropriate legends were affixed to the securities issued in these transactions.

In August 2016, we issued and sold $3.5 million in convertible promissory notes to 13 existing accredited investors for aggregate consideration of $3.5 million in cash. In the event of an equity financing with proceeds in excess of $5.0 million (“Qualified Financing”) prior to the maturity of the, the outstanding principal and accrued interest convert into shares of stock issued in the Qualified Financing based on a price per share equal to the price per share paid by investors in such financing. In the event of an IPO, the outstanding principal and accrued interest convert into shares of common stock at a price per share equal to 80% of the per share price of the common stock issued in the IPO. In the event of a deemed liquidation event occurring before the maturity date, the convertible promissory notes would be repaid in cash in an amount equal to three times the outstanding principal amount. These convertible promissory notes converted into 552,269 shares of our common stock in connection with the IPO in October 2016.

On October 13, 2016, concurrently with the closing of our IPO, we issued and sold to GigaDevice Semiconductor (HK) Limited 625,000 shares of our common stock in a private placement at a price equal to the IPO price of $8.00 per share, resulting in net proceeds to us of $4.7 million.

The offers, sales and issuances of the securities described in the preceding paragraphs were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was either an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act or had adequate access, through employment, business or other relationships, to information about us.

(b) Use of Proceeds

On October 7, 2016, our registration statement on Form S-1 (File No. 333-213569) relating to our IPO of common stock became effective. The IPO closed on October 13, 2016 at which time we issued 5,000,000 shares of our common stock at an initial offering price of $8.00 per share for gross proceeds of $40.0 million. We received net proceeds from the IPO of approximately $34.0 million, after deducting the underwriting discount of $2.8 million and other estimated offering-related expenses paid or payable by us of approximately $3.2 million. Concurrent with the IPO, we issued 625,000 shares of our common stock in a private placement for net proceeds of $4.7 million, after deducting the placement agent fee of $0.3 million. None of the expenses associated with the IPO or private placement were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. Stifel and Needham & Company acted as joint book-running managers and Canaccord Genuity Inc. and Craig-Hallum Capital Group acted as co-managers for the offering.

Shares of our common stock began trading on the NASDAQ Global Select Market on October 7, 2016. The shares were registered under the Securities Act on registration statement on Form S-1 (Registration No. 333-213569).

There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 7, 2016.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everspin Technologies, Inc.

Date: November 18, 2016	By:	/s/ Phillip LoPresti
Phillip LoPresti
President and Chief Executive Officer
(Principal Executive Officer) and Director

Everspin Technologies, Inc.

Date: November 18, 2016	By:	/s/ Jeffrey Winzeler
Jeffrey Winzeler
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	10/13/2016

3.2	Bylaws.	S-1	333-213569	3.6	9/09/2016

4.1	Form of Common Stock Certificate of the Company.	S-1	333-213569	4.1	9/09/2016

4.2	Reference is made to Exhibits 3.1 and 3.2.

10.1	Second Amendment to Loan and Security Agreement, dated as of August 1, 2016, by and between the registrant and Ares Venture Finance, L.P.	S-1	333-213569	10.12	9/09/2016

10.2	Amendment No. 1 to Commercial Industrial Lease Agreement, dated August 12, 2016, by and between the registrant and Legacy Stonelake JV-T, LLC, successor in interest to Principal Life Insurance Company.	S-1	333-213569	10.22	9/09/2016

10.3	Common Stock Purchase Agreement by and between the registrant and GigaDevice (HK) Limited, dated September 23, 2016.	S-1	333-213569	10.23	9/26/2016

10.4*	Non-employee Director Compensation

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.