Form 10-Q
period 2017-03-31
EVERSPIN TECHNOLOGIES INC
filed 2017-05-15
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of Registrant’s Common Stock outstanding as of May 5, 2017 was 12,509,647.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$24,492	$29,727
Accounts receivable, net	2,657	3,170
Amounts due from related parties	523	486
Inventory	5,824	5,069
Prepaid expenses and other current assets	839	1,050
Total current assets	34,335	39,502
Property and equipment, net	3,123	1,920
Other assets	61	50
Total assets	$37,519	$41,472

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,140	$1,502
Accrued liabilities	1,926	1,811
Amounts due to related parties	2,076	1,359
Deferred income on shipments to distributors	1,470	1,827
Current portion of long-term debt	3,910	3,884
Total current liabilities	12,522	10,383
Long-term debt, net of current portion	3,517	4,218
Total liabilities	16,039	14,601
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized as of March 31, 2017 and December 31, 2016; no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 12,500,178 and 12,498,128 shares issued and outstanding as of March 31, 2017 and December 31, 2016	1	1
Additional paid-in capital	124,004	123,309
Accumulated deficit	(102,525)	(96,439)
Total stockholders’ equity	21,480	26,871
Total liabilities and stockholders’ equity	$37,519	$41,472

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Product sales (including related party sales of $572 and $734 for the three months ended March 31, 2017 and 2016, respectively)	$7,220	$6,126
Licensing and royalty revenue (including related party revenue of $569 and zero for the three months ended March 31, 2017 and 2016, respectively)	660	81
Total revenue	7,880	6,207
Cost of sales	3,663	2,545
Gross profit	4,217	3,662
Operating expenses:
Research and development	6,389	5,137
General and administrative	2,845	1,715
Sales and marketing	858	827
Total operating expenses	10,092	7,679
Loss from operations	(5,875)	(4,017)
Interest expense	(230)	(466)
Other income (expense), net	19	(57)
Net loss and comprehensive loss	$(6,086)	$(4,540)
Net loss per common share, basic and diluted	$(0.49)	$(1.78)
Weighted-average shares used to compute net loss per common share, basic and diluted	12,299,981	2,553,765

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(6,086)	$(4,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	232	196
Loss on disposal of property and equipment	—	80
Stock-based compensation	431	111
Change in fair value of redeemable convertible preferred stock warrant liability	—	46
Change in fair value of derivative liability	—	8
Non-cash interest expense	59	266
Compensation expense related to vesting of common stock to GLOBALFOUNDRIES	255	520
Changes in operating assets and liabilities:
Accounts receivable	513	392
Amounts due from related parties	(37)	(729)
Inventory	(755)	27
Prepaid expenses and other current assets	211	(468)
Other assets	(11)	4
Accounts payable	695	(871)
Accrued liabilities	93	959
Amounts due to related parties	717	1,428
Deferred income on shipments to distributors	(357)	160
Deferred revenue	—	(229)
Net cash used in operating activities	(4,040)	(2,640)
Cash flows from investing activities
Purchases of property and equipment	(470)	(67)
Net cash used in investing activities	(470)	(67)
Cash flows from financing activities
Proceeds from convertible promissory notes-related party	—	5,000
Proceeds from debt	—	1,500
Payments on debt	(727)	—
Payments of debt issuance costs	—	(15)
Payments on capital lease obligation	(7)	(55)
Proceeds from exercise of stock options	9	9
Net cash (used in) provided by financing activities	(725)	6,439
Net (decrease) increase in cash and cash equivalents	(5,235)	3,732
Cash and cash equivalents at beginning of period	29,727	2,307
Cash and cash equivalents at end of period	$24,492	$6,039
Supplementary cash flow information:
Interest paid	$171	$35
Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$965	$—

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

Ability to continue as a going concern

The Company believes that its existing cash and cash equivalents as of March 31, 2017, together with the additional borrowings available under its credit facility, will be sufficient to meet its anticipated cash requirements through May 31, 2018. The Company’s ability to access the revolving loan under its credit facility depends upon levels of its accounts receivable and, therefore, the full amount may not be available at any specific time. The Company’s future capital requirements beyond May 2018 will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. The Company may be required to seek additional equity or debt financing, and such additional financing may not be available on acceptable terms or at all. If the Company is unable to raise additional capital or generate sufficient cash from operations to adequately fund its operations, it will need to curtail planned activities to reduce costs. Doing so will likely harm its ability to execute on its business plan.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, fair value of assets and liabilities, inventory, income taxes, common stock, and stock-based compensation. Actual results could differ from those estimates and assumptions.

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

Significant customers are those which represent more than 10% of the Company’s total revenue or gross accounts receivable balance at each respective balance sheet date. For the purposes of this disclosure, the Company defines “customer” as the entity that is purchasing the products directly from the Company, which includes the distributors of the Company’s products in addition to end customers that the Company sells to directly. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue			Accounts Receivable, net
	Three Months Ended March 31,			As of March 31,	As of December 31,
Customers	2017	2016		2017	2016
Customer A	18%	29%		10%	12%
Customer B	* %	12%		16%	13%
Customer C	13%	*	%	18%	10%
Customer D	10%	*	%	* %	18%

*Less than 10%

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

The carrying value of accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments. The carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments consist of Level 1 assets. Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 assets consist primarily of highly liquid money market funds that are included in cash equivalents.

The following table sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$24,617	$—	$—	$24,617
Total assets measured at fair value	$24,617	$—	$—	$24,617

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$29,869	$—	$—	$29,869
Total assets measured at fair value	$29,869	$—	$—	$29,869

Revenue Recognition

The Company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement exists; the price is fixed or determinable; delivery has occurred and title passed; and collectability is reasonably assured. For sales to OEMs and contract manufacturers, this occurs generally upon shipment. Provisions for product returns and allowances are recorded in the same period as related revenues. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of product when evaluating the adequacy of sales returns and other allowances, which are netted against accounts receivable, as these are processed as credits against future purchases or balances outstanding.

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

At March 31, 2017, the Company had $2.4 million of deferred revenue and $0.9 million of deferred cost of sales, resulting in the recognition of $1.5 million of deferred income on shipments to distributors. At December 31, 2016, the Company had $2.9 million of deferred revenue and $1.1 million of deferred cost of sales, resulting in the recognition of $1.8 million of deferred income on shipments to distributors.

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

Recently Issued Pronouncements

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

Recently Adopted Pronouncements

In July 2015, the FASB issued ASU No. 2015‑11, Simplifying the Measurement of Inventory, which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company adopted this standard as of January 1, 2017 and the impact of its adoption on the Company’s financial statements was not material.

In November 2015, FASB issued ASU No. 2015‑17, Balance Sheet Classification of Deferred Taxes, which is intended to simplify and improve how deferred taxes are classified on the balance sheet. The guidance in this ASU eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet and now requires entities to classify all deferred tax assets and liabilities as noncurrent. The guidance is effective for annual periods beginning after December 15, 2016, and for interim periods within those annual periods. Early adoption is permitted. The Company adopted this standard as of January 1, 2017 and the impact of its adoption on the Company’s financial statements was not material.

In March 2016, the FASB issued ASU No. 2016‑09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, the determination of forfeiture rates, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and early adoption is permitted. The Company adopted this standard as of January 1, 2017 and the impact of its adoption on the Company’s financial statements was not material.

3. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$685	$853
Work-in-process	3,739	3,152
Finished goods	1,400	1,064
Total inventory	$5,824	$5,069

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued payroll-related expenses	$733	$1,045
Accrued manufacturing-related costs	120	—
Deferred licensing revenue	167	229
Deferred rent	258	248
Accrued sales commissions payable to sales representatives	87	193
Other	561	96
Total accrued liabilities	$1,926	$1,811

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

In January 2017, the Company entered into a five-year sublease agreement with Freescale, a related party, to rent 6,560 square feet of office and laboratory space in Chandler, Arizona, and in March 2017, the Company amended the sublease to increase the space to 10,023 square feet.

The Company has an operating lease for its Arizona manufacturing facility, as amended, for certain of the fabrication, laboratory and office premises of Freescale. In March 2017, the Company extended the lease through January 28, 2019 and amended the premises covered to remove laboratory space, decrease fabrication space and expand office space.

5. Debt and Related Warrants

The carrying value of the Company’s 2015 Credit Facility at March 31, 2017 was as follows (in thousands):

	Current	Long-Term
	Portion	debt	Total
Debt, including end of term fee	$4,054	3,574	$7,628
Less:
Discount attributable to warrants, end of term fee and debt issuance costs	(144)	(57)	(201)
Net carrying value of debt	$3,910	$3,517	$7,427

The carrying value of the Company’s 2015 Credit Facility at December 31, 2016 was as follows (in thousands):

	Current	Long-Term
	Portion	debt	Total
Debt, including end of term fee	$4,054	$4,301	$8,355
Less:
Discount attributable to warrants, end of term fee and debt issuance costs	(177)	(83)	(260)
Net carrying value of debt	$3,877	$4,218	$8,095

6. Stock-Based Compensation

The following table summarizes the stock option activity for the three months ended March 31, 2017:

		Options Outstanding
			Weighted-	Weighted-
			Average	Average
	Options		Exercise	Remaining	Aggregate
	Available for	Number of	Price Per	Contractual	Intrinsic
	Grant	Options	Share	Life (years)	Value
					(In thousands)
Balance—December 31, 2016	342,500	1,414,730	$5.28	7.6	$4,267
Options granted	(74,000)	74,000	7.88
Options exercised	—	(2,050)	4.42		$8
Options cancelled/forfeited	5,048	(5,048)	4.97
Balance—March 31, 2017	273,548	1,481,632	$5.41	7.5	$4,406
Options exercisable—March 31, 2017		773,583	$4.55	6.0	$2,963
Options vested and expected to vest—March 31, 2017		1,481,634	$5.41	7.5	$4,406

The total grant date fair value of options vested was $107,000 and $103,000 during the three months ended March 31, 2017 and 2016, respectively.

The weighted-average grant date fair value of employee options granted during the three months ended March 31, 2017 was $3.69 per share. The Company did not grant any options in the three months ended March 31, 2016.

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

The Company’s 2016 Plan provides for the grant of incentive stock options (“ISOs”), non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation to employees, directors and consultants. In addition, the Company’s 2016 Plan provides for the grant of performance cash awards to employees, directors and consultants.

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

2016 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2016 Employee Stock Purchase Plan (the “ESPP”) on April 25, 2016, which was subsequently approved on September 20, 2016 by the Company’s stockholders. The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward the Company’s success and that of the Company’s affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. The board of directors, or a duly authorized committee thereof, will administer the Company’s ESPP.

The maximum aggregate number of shares of common stock that may be issued pursuant to the exercise of purchase rights under the Company’s ESPP that are granted to employees or to employees of any of the Company’s designated affiliates is 96,153 shares. Additionally, the number of shares of common stock reserved for issuance under the Company’s ESPP will increase automatically each year, beginning on January 1, 2017, and continuing through and including January 1, 2026, by 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number as determined by the board of directors. Shares subject to purchase rights granted under the Company’s ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company’s ESPP. The first purchase period under the 2016 ESPP commenced on October 12, 2016 and ended on April 12, 2017.

Stock-based Compensation Expense

The Company recognized stock-based compensation expense from options granted to employees and non-employees and from its ESPP as follows, exluding amounts related to GLOBALFOUNDRIES, Inc. (“GF”) (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Research and development	$172	$45
General and administrative	226	54
Sales and marketing	33	12
Total	$431	$111

As of March 31, 2017, there was $3.2 million of total unrecognized compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 2.8 years.

Employee Stock-based Compensation

Stock-based compensation expense for employees was $384,000 and $105,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Three Months Ended
March 31,
	2017	2016
Expected volatility	47.2 - 47.3%	—
Risk-free interest rate	2.0 - 2.1%	—
Expected term (in years)	5.8 - 6.0	—
Dividend yield	—%	—

Non-employee Stock-based Compensation

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options vest. No stock options were granted to non-employees during the three months ended March 31, 2017 and 2016. As of March 31, 2017, options to purchase 31,990 shares of common stock were outstanding with a weighted-average exercise price of $5.26 per share. Stock-based compensation expense for non-employees was $11,000 and $6,000 for the three months ended March 31, 2017 and 2016, respectively.

7. Related Party Transactions

Joint Development Agreement—GLOBALFOUNDRIES

On October 17, 2014, the Company entered into a Joint Development Agreement (“JDA”) with GF, a related party due to its equity ownership in the Company, for the joint development of the Company’s Spin Torque MRAM (“ST-MRAM”) technology. The term of the agreement is the later of four years from the effective date or until the completion, termination or expiration of the last statement of work entered into pursuant to the JDA. The JDA also states that the specific terms and conditions for the production and supply of the developed ST-MRAM technology would be pursuant to a separate manufacturing agreement entered into between the parties.

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

In May 2016, the Company entered into an amendment to the JDA to modify the payment schedule and clarify its payment obligations for certain past project costs. Under the amendment, GF has the right to terminate the JDA if the Company does not pay the project costs, with interest, by December 15, 2016. Such project costs were paid in December 2016.

As of March 31, 2017, $24,000 was receivable from GF. There were no amounts receivable from GF as of December 31, 2016. As of March 31, 2017 and December 31, 2016, $1.3 million and $979,000, respectively, were payable to GF for the Company’s share of the project costs under the JDA. The Company incurred project costs, recognized as research and development expense, of $1.9 million and $880,000 for the three months ended March 31, 2017 and 2016 respectively. The Company recognized revenue of $569,000 from GF for the three months ended March 31, 2017, for a milestone that was earned in the first quarter of 2017. There was no revenue from GF for the three months ended March 31, 2016.

On October 21, 2014, GF participated, along with other investors, in the Company’s Series B redeemable convertible preferred stock financing and purchased 192,307 shares at $26.00 per share. Contemporaneously, the Company sold 461,538 shares of its common stock to GF at a discounted price of $0.00026 per share. The common shares vest upon the achievement of a goal as set forth in the Statement of Work #1 (the “SOW”) under the JDA. The unvested common shares are subject to repurchase by the Company, if the JDA is terminated for any reason, for a one-year period after such termination, at a price that is the lower of the original price paid by GF or the fair value of the Company’s common stock as of the date of repurchase. The Company has determined that the issuance of these shares of common stock to GF represents compensation for services to be provided under the JDA. Accordingly, the shares are accounted for similar to a stock award granted to a non-employee of the Company and are remeasured to their fair value as they vest. Although the shares issued do not commence vesting until the achievement of the product qualification (the “Initial Measurement Date”), the Company has deemed it probable that the qualification requirement will be met and compensation expense related to the shares issued is being recognized prior to the Initial Measurement Date. Due to the vesting conditions, there will be multiple measurement dates, occurring on the Initial Measurement Date and at the end of each month thereafter. The fair value of vesting shares is effectively fixed at each measurement date while the fair value of the remaining unvested shares will be remeasured each subsequent measurement date until the shares are fully vested. During the year ended December 31, 2016, GF achieved the product qualification as set forth under the SOW. As such, a total of 211,538 shares of common stock became vested on August 21, 2016, the designated Initial Measurement Date. Subsequent to the Initial Measurement Date through March 31, 2017, an additional 28,846 shares of common stock became vested. As of March 31, 2017, there were 182,692 shares unvested that were subject to repurchase.

The Company recognized non-cash compensation expense of $255,000 and $520,000 during the three months ended March 31, 2017 and 2016, respectively, in research and development expense related to the vesting of the shares of common stock. The Company recognizes compensation expense based on the estimated fair value of the common stock at each reporting period, which was $8.38 and $8.29 per share as of March 31, 2017 and December 31, 2016, respectively.

Transactions with Freescale

The Company has entered into various transactions with Freescale (a wholly-owned subsidiary of NXP), a related party due to its equity ownership in the Company. The Company leases its manufacturing facility in Chandler, Arizona, from Freescale and total rent payments made were $289,000 and $257,000 during the three months ended March 31, 2017 and 2016, respectively. Freescale also performs processing of the Company’s products in its facility which are capitalized as part of the cost of inventory. The total processing costs incurred by the Company were $427,000 and $709,000 for the three months ended March 31, 2017 and 2016. In addition, Freescale is one of the Company’s largest customers for the sale of embedded wafers, and total revenue from Freescale was $572,000 and $734,000 during the three months ended March 31, 2017 and 2016, respectively. In the three months ended March 31, 2017, the Company purchased wafers for its Condor product from Freescale for $168,000 which are included in inventory as of March 31, 2017. Amounts due from Freescale were $499,000 and $486,000 at March 31, 2017 and December 31, 2016, respectively. Amounts due to Freescale were $759,000 and $380,000 at March 31, 2017, and December 31, 2016, respectively.

8. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net loss	$(6,086)	$(4,540)
Denominator:
Weighted-average common shares outstanding	12,498,698	3,015,303
Less: weighted-average unvested common shares subjected to repurchase	(198,717)	(461,538)
Weighted-average common shares outstanding used to calculate net loss per common share, basic and diluted	12,299,981	2,553,765
Net loss per common share, basic and diluted	$(0.49)	$(1.78)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Three Months Ended
	March 31,
	2017	2016
Redeemable convertible preferred stock on an as-converted basis	—	2,486,199
Options to purchase common stock	1,481,632	878,948
Common stock subject to repurchase	182,692	461,538
Redeemable convertible preferred stock warrants on an as-converted basis	—	27,690
Common stock warrants	27,690	—
Total	1,692,014	3,854,375

9. Subsequent Events

In April 2017, the Company repaid the outstanding balance of $1.5 million on the revolving loan included in the 2015 Credit Facility.

In May 2017, the Company executed a Loan and Security Agreement with Silicon Valley Bank for a $12.0 million term loan. The term of the loan is three years, and will be extended by one year if the Company achieves a revenue target of $4.0 million for its Spin-Torque product. The loan bears interest at a floating rate equal to the prime rate minus 0.75% and is payable monthly. The outstanding balance of the loan is to be repaid monthly beginning on May 1, 2018 over the remaining term of the loan. The loan is secured by a first priority perfected security interest in the Company’s assets excluding any intellectual property. A portion of the proceeds was used to pay off the outstanding balance on the Amended 2015 Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes included in Part I, Item 1 of this report and with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We work directly with our customers to have our MRAM devices designed into and qualified for their products. Although we maintain direct sales, support, and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 78% and 22% of our revenue from products sold through distributors for the three months ended March 31, 2017 and 2016, respectively.

We maintain a direct selling relationship, for strategic purposes, with several key customer accounts. Our direct sales personnel and representatives are organized into three primary regions: North America; Europe, Middle East and Africa (EMEA); and Asia-Pacific (APAC). In North America, our revenue was $1.2 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively. In EMEA, our revenue was $1.4 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively. In APAC, our revenue was $5.3 million and $3.8 million for the three months ended March 31, 2017 and 2016, respectively. We recognize revenue by geography based on the region in which our products are sold, and not to where the end products are shipped.

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

During the three months ended March 31, 2017, we continued to invest in research and development to support the development and production of our second generation of MRAM technology. We believe our continued investment will allow us to continue to develop and deploy products based on our Spin-Torque MRAM (ST-MRAM) technology. Our research and development expenses were $6.4 million and $5.1 million for the three months ended March 31, 2017 and 2016, respectively. We expect that our research and development expenses will increase in the future as we continue to develop our MRAM technology internally and through our joint development agreement with GLOBALFOUNDRIES.

Our principal executive offices are located in Chandler, Arizona. The facility accommodates our principal sales, marketing and research and development. Also in Chandler, we lease office space, clean room space, and laboratory space for our 200mm production and research and development functions. Our primary product design personnel are located in our office in Austin, Texas.

We recorded revenue of $7.9 million and $6.2 million for the three months ended March 31, 2017 and 2016, respectively; gross margin of 53.5% and 59.0% for the three months ended March 31, 2017 and 2016; and a net loss of $6.1 million and $4.5 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had 90 employees, approximately half of whom are engaged in research and development.

Key Metrics

We monitor a variety of key financial metrics to help us evaluate growth trends, establish budgets, measure the effectiveness of our business strategies and assess operational efficiencies. These financial metrics include revenue, gross margin, operating expenses and operating income determined in accordance with GAAP. Additionally, we monitor and project cash flow to determine our sources and uses for working capital to fund our operations. We also monitor Adjusted EBITDA, a non-GAAP financial measure.  We define Adjusted EBITDA as net income or loss adjusted for interest expense, tax, depreciation and amortization, stock-based compensation expense, compensation expense related to the vesting of common stock held by GLOBALFOUNDRIES resulting from our joint development agreement and interest expense.

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

The following table presents a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	March 31,
	2017	2016

Adjusted EBITDA reconciliation:
Net loss	$(6,086)	$(4,540)
Depreciation and amortization	232	196
Stock-based compensation expense	431	111
Compensation expense related to vesting of GLOBALFOUNDRIES common stock	255	520
Interest expense	230	466
Adjusted EBITDA	$(4,938)	$(3,247)

Net loss was $6.1 million and $4.5 million, and Adjusted EBITDA was $(4.9) million and $(3.2) million for the three months ended March 31, 2017 and 2016, respectively. In the three months ended March 31, 2017, expenses from our joint development agreement increased to $1.9 million from  $880,000 in the same period in 2016 and payroll and contracted labor increased $0.5 million from $3.9 million in the three months ended March 31, 2016 to $4.4 million in the same period in 2017. The increase in payroll and contract labor is consistent with our strategy to expand our operations and develop our MRAM technologies and products to support future growth.

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

Customer concentration. A relatively small number of end customers have historically accounted for a significant percentage of our revenue. Revenue, including through distributors, from NXP, STMicroelectronics, Broadcom, Novomatic Gaming Industires, and Dell, collectively, accounted for approximately 35.9% of our total revenue in the three months ended March 31, 2017. One of these customers accounted for in excess of 10% of our total revenue in the three months ended March 31, 2017. Revenue, including through distributors, from Dell, Broadcom, Hyundai Motors, ifm and Nikkiso, collectively, accounted for 40.3% of our total revenue in the three months ended March 31, 2016. Two of these customers accounted for in excess of 10% of our total revenue in the three months ended March 31, 2016. It would be difficult to replace lost revenue resulting from the loss, reduction, cancellation or delay in purchase orders by any one of these customers. Consolidation among our customers may further concentrate our customer base and expose us to increased risks relating to increased customer concentration. In addition, any significant pricing pressure exerted by a significant customer could adversely affect our operating results.

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

Interest Expense

Interest expense consists of cash and non-cash components. The non-cash component consists of interest expense recognized from the amortization of debt discounts derived from the issuance of warrants and debt issuance costs capitalized on our balance sheets as a reduction of the debt balance. The non-cash component also includes interest expense on our convertible promissory notes as well as the amortization of debt discounts from the bifurcation of an embedded derivative related to the notes. These notes were converted into shares of our common stock upon the completion of our initial public offering, (“IPO”) in October 2016. The cash component of interest expense is attributable to our borrowings under our loan agreements.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Product sales	$7,220	$6,126
Licensing and royalty revenue	660	81
Total revenue	7,880	6,207
Cost of sales	3,663	2,545
Gross profit	4,217	3,662
Operating expenses:
Research and development	6,389	5,137
General and administrative	2,845	1,715
Sales and marketing	858	827
Total operating expenses	10,092	7,679
Loss from operations	(5,875)	(4,017)
Interest expense	(230)	(466)
Other income (expense), net	19	(57)
Net loss	$(6,086)	$(4,540)

The following table sets forth the statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended
	March 31,
	2017	2016
Total revenue	100%	100%
Cost of sales	46	41
Gross profit	54	59
Operating expenses:
Research and development	81	83
General and administrative	36	28
Sales and marketing	11	13
Total operating expenses	128	124
Loss from operations	(74)	(65)
Interest expense	(3)	(8)
Other income (expense), net	*	*
Net loss	(77)%	(73)%

*Less than 1%.

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenue

	Three Months Ended
	March 31,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Product sales	$7,220	$6,126	$1,094	18%
Licensing and royalty revenue	660	81	579	715%
Total revenue	$7,880	$6,207	$1,673	27%

Total revenue increased by $1.7 million or 27%, from $6.2 million during the three months ended March 31, 2016, to $7.9 million during the three months ended March 31, 2017. Product sales increased by $1.1 million or 18%, from $6.1 million during the three months ended March 31, 2016, to $7.2 million during the three months ended March 31, 2017. The increase was primarily due to $0.5 million increased sales volume and mix in our first generation MRAM products and $0.6 million increase in sales of our Legacy products.

Licensing and royalty revenue is a highly variable revenue item characterized by a small number of transactions annually with revenues based on size and terms of each transaction.  Licensing and royalty revenue increased by $0.6 million, from $0.1 million during the three months ended March 31, 2016, to $0.7 million during the three months ended March 31, 2017. The increase was primarily due to a milestone earned during the three months ended March 31, 2017 from GLOBALFOUNDRIES for $0.6 million.

Cost of Sales and Gross Margin

	Three Months Ended
	March 31,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Cost of sales	$3,663	$2,545	$1,118	44%
Gross margin	53.5%	59.0%

Cost of sales increased by $1.1 million or 44%, from $2.5 million during the three months ended March 31, 2016, to $3.7 million during the three months ended March 31, 2017. The increase was primarily due to increased sales volume and low yields on our Gen 1 MRAM products.

Gross margin decreased from 59% during the three months ended March 31, 2016, to 54% during the three months ended March 31, 2017. The decrease was primarily due product mix and low yields on our Gen 1 MRAM products.

Operating Expenses

	Three Months Ended
	March 31,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Research and development	$6,389	$5,137	$1,252	24%
General and administrative	2,845	1,715	1,130	66%
Sales and marketing	858	827	31	4%
Total operating expenses	$10,092	$7,679	$2,413	31%

Research and Development Expenses. Research and development expenses increased by $1.3 million or 24%, from $5.1 million during the three months ended March 31, 2016, to $6.4 million during the three months ended March 31, 2017. The increase was primarily due to $1.0 million in higher expenses incurred in our joint development agreement with GLOBALFOUNDRIES and a $0.5 million increase in supplies, offset in part by a decrease of $0.3 million in the amount attributable to the vesting of shares of common stock issued to GLOBALFOUNDRIES.

General and Administrative Expenses. General and administrative spending increased by $1.1 million or 66%, from $1.7 million during the three months ended March 31, 2016, to $2.8 million during the three months ended March 31, 2017. The increase was primarily due to $0.9 million in professional services incurred due to becoming a publically traded company, such as accounting services, insurance, legal and investor relations, and $0.2 million in personnel-related and contract labor.

Sales and Marketing Expenses. Sales and marketing increased by $31,000 or 4%, from $0.8 million during the three months ended March 31, 2016, to $0.9 million during the three months ended March 31, 2017. The increase was primarily attributable to an increase in personnel-related expenses as a result of increased headcount.

Interest Expense

	Three Months Ended
	March 31,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Interest expense	$230	$466	$(236)	(51)%

Interest expense decreased by $0.2 million or 51%, from $0.5 million during the three months ended March 31, 2016, to $0.2 million during the three months ended March 31, 2017. The decrease was primarily related to the extinguishment of the derivative liability of $0.2 million in the fourth quarter of 2016.

Other Income (Expense), Net

	Three Months Ended
	March 31,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Other income (expense), net	$19	$(57)	$76	(133)%

Other income (expense), net was income of $19,000 during the three months ended March 31, 2017 compared to an expense of $57,000 during the three months ended March 31, 2016. The change was primarily related to the fair value remeasurement of our warrant liabilities which were reclassified to equity upon the IPO in October 2016.

Liquidity and Capital Resources

We have generated significant losses since our inception and had an accumulated deficit of $102.5 million as of March 31, 2017. As of March 31, 2017, we had $24.5 million of cash and cash equivalents, compared to $29.7 million as of December 31, 2016.

In October 2016, we completed our IPO in which we sold 5,000,000 shares at a price of $8.00 per share for net proceeds of $33.9 million, net of underwriting discounts and commissions, and offering costs. Concurrent with the IPO, we issued 625,000 shares of our common stock in a private placement for net proceeds of $4.7 million, after deducting the placement agent fee.

In May 2017, we executed a Loan and Security Agreement with Silicon Valley Bank for a $12.0 million term loan. The term of the loan is three years, and will be extended by one year if we achieve a revenue target of $4.0 million for our Spin-Torque product. The loan bears interest at a floating rate equal to the prime rate minus 0.75% and is payable monthly. The outstanding balance of the loan is to be repaid monthly beginning on May 1, 2018 over the remaining term of the loan. The loan is secured by a first priority perfected security interest in our assets excluding any intellectual property.

We believe that our existing cash and cash equivalents as of March 31, 2017, together with the additional borrowings available under our credit facilities, will be sufficient to meet our anticipated cash requirements through May 31, 2018. Our ability to access our revolving loan under our credit facility depends upon levels of its accounts receivable and, therefore, the full amount may not be available at any specific time. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. If we need to raise additional capital to fund our operations, we may be required to seek additional equity or debt financing, and such additional financing may not be available to us on acceptable terms or at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs and extend the time period over which our current resources will be able to fund operations. Doing so will likely harm our ability to execute on our business plan.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Cash used in operating activities	$(4,040)	$(2,640)
Cash used in investing activities	(470)	(67)
Cash (used in) provided by financing activities	(725)	6,439

Cash Flows From Operating Activities

During the three months ended March 31, 2017, cash used in operating activities was $4.0 million, which consisted of a net loss of $6.1 million, adjusted by non-cash charges of $1.0 million and a change of $1.1 million in our net operating assets and liabilities. The non-cash charges primarily consisted of depreciation and amortization of $0.2 million, stock-based compensation of $0.4 million, and compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES under our joint development agreement of $0.3 million. The change in our net operating assets and liabilities was primarily due to a decrease of $0.5 million in accounts receivable due to timing of cash receipts for outstanding balances, a decrease in prepaid and other current assets of $0.2 million, an increase in accounts payable and accrued liabilities of $0.8 million due to the timing of payments and costs related to the move to our new office and laboratory space in Chandler, Arizona, an increase of $0.3 million in the related party amount due to GLOBALFOUNDRIES in connection with the joint development agreement, and an increase of $0.4 million in the related party amount due to NXP. These changes were partially offset by an increase of $0.8 million in inventory to meet demands of future sales and growing backlog and a decrease of $0.4 million in deferred income on shipments to distributors.

During the three months ended March 31, 2016, cash used in operating activities was $2.6 million, which consisted of a net loss of $4.5 million, adjusted by non-cash charges of $1.2 million and an increase of $0.7 million in our net operating assets and liabilities. The non-cash charges primarily consisted of compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES under our joint development agreement of $0.5 million, non-cash interest expense of $0.3 million, depreciation and amortization of $0.2 million, and stock-based compensation of $0.1 million. The increase in our net operating assets and liabilities was primarily due to a net increase of $0.7 million in the related party amount due to GLOBALFOUNDRIES in connection with the joint development agreement and an decrease in accounts receivable of $0.4 million due to timing of cash receipts for outstanding balances, partially offset by an increase of $0.5 million in prepaid expenses and other assets for advances made for the purchase of wafers.

Cash Flows From Investing Activities

Cash used in investing activities during the three months ended March 31, 2017, was $0.5 million, primarily for the purchase of manufacturing equipment and capitalized costs related to the move to our new office and laboratory space in Chandler, Arizona.

Cash used in investing activities during the three months ended March 31, 2016, was $67,000, which consisted of capital expenditures primarily for the purchase of manufacturing equipment, and purchased software.

Cash Flows From Financing Activities

During the three months ended March 31, 2017, cash used in financing activities was $0.7 million primarily consisting of payments on long-term debt.

During the three months ended March 31, 2016, cash provided by financing activities was $6.4 million consisting of proceeds from $6.5 million in borrowings partially offset by $0.1 million in payments on a capital lease obligation.

Contractual Obligations

Our contractual obligations as of March 31, 2017, were $12.2 million, compared to $14.5 million as of December 31, 2016. The reduction was due to payments on our long-term debt and a reduction in our operating lease commitments due to the amendment of our lease with Freescale in March 2017.

2015 Credit Facility

In June 2015, we entered into a loan and security agreement with Ares Venture Finance for a term loan of $8.0 million and a $4.0 million revolving loan for working capital purposes and to repay our existing debt to another lender. The term loan bears interest at a floating rate equal to the greater of (i) 8.75% or (ii) LIBOR plus 7.75%, and matures in June 2019. The revolving loan bears interest at a floating rate equal to the prime rate plus 3.75% and matures on June 5, 2017. The outstanding balance on our revolving loan is limited to the lesser of $4.0 million or 85% of the outstanding balance of our receivables. Our obligations under the 2015 Credit Facility are secured by substantially all of our assets. The 2015 Credit Facility contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying dividends with respect to our capital stock. We were in compliance with all covenants at March 31, 2017. In April 2017, we repaid the outstanding balance of our revolving loan of $1.5 million. In May 2017, we used a portion of the proceeds of the term loan executed with Silicon Valley Bank to pay off the outstanding balance on the 2015 Credit Facility.

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

There have been no material changes to our critical accounting policies and significant judgments and estimates as compared to the critical accounting policies and significant judgments and estimates disclosed in the Form 10-K filed with the SEC for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these markets risks is described below.

Interest Rate Risk

We are primarily exposed to interest rate risk from variable rate borrowings under our 2015 Credit Facility, and to a lesser extent, from our cash position. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% increase in our borrowing rates would not have a material impact on interest expense on our principal balances as of March 31, 2017 and December 31, 2016.

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

In connection with the audit of our financial statements for the years ended December 31, 2016, 2015 and 2014, we identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the United States. Our management has determined that we had a material weakness in our internal control over financial reporting as of December 31, 2014 and 2015, relating to the design and operation of our financial reporting processes. We have concluded that this material weakness was due to the fact that we did not yet have the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes. Our management also determined that we had an additional material weakness in our internal control over financial reporting as of December 31, 2016, relating to information technology general and application controls. We have concluded that this material weakness is due to the current configuration of our ERP system, which is scheduled for additional integration in 2017.

Our management implemented a plan that contains the following elements to remediate the identified weakness:

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

•    We have engaged external consultants to assist us with preparation of the financial statements; and

•    We are formalizing our accounting policies and internal controls, including the information technology general controls, and strengthening supervisory reviews by our management;

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

Other than the changes intended to remediate the material weakness noted above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception. We incurred net losses of $16.7 million and $6.1 million for the year ended December 31, 2016 and the three months ended March 31, 2017, respectively. As of March 31, 2017, we had an accumulated deficit of $102.5 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. Our ability to generate sufficient revenue and to transition to profitability and generate consistent positive cash flows is uncertain. In addition, as a public company, we will incur significant additional legal, accounting and other expenses that we did not incur as a private company. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses, or their impact on our results of operations.

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

We make planning and spending decisions, including determining production levels, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of product demand and customer requirements. Our products are typically purchased pursuant to individual purchase orders. While our customers may provide us with their demand forecasts, they are not contractually committed to buy any quantity of products beyond purchase orders. Furthermore, many of our customers may increase, decrease, cancel or delay purchase orders already in place without significant penalty. The short-term nature of commitments by our customers and the possibility of unexpected changes in demand for their products reduce our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can strain our resources, necessitate more onerous procurement commitments and reduce our gross margin. If we overestimate customer demand, we may purchase products that we may not be able to sell, which could result in decreases in our prices or write-downs of unsold inventory. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity is unavailable, we could lose sales opportunities and could lose market share or damage our customer relationships. We manufacture MRAM products at our 200mm facility we lease in Chandler, Arizona and use a single foundry, GLOBALFOUNDRIES Singapore Pte. Ltd., for production of higher density products on advanced technology nodes, which may not have sufficient capacity to meet customer demand.The rapid pace of innovation in our industry could also render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or write-downs of inventory values that could adversely affect our business, operating results and financial condition.

We may require additional capital to fund our business, which may not be available to us on favorable terms or at all.

We believe that our existing cash and cash equivalents as of March 31, 2017, together with the additional borrowings available under our credit facility, will be sufficient to meet our anticipated cash requirements through May 31, 2018. Our ability to access the revolving loan under our credit facility depends upon levels of our accounts receivable and, therefore, the full amount may not be available to us at any specific time. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. We may be required to seek additional equity or debt financing, and we cannot assure you that any such additional financing will be available to us on acceptable terms or at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely harm our ability to execute on our business plan.

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

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our five largest end customers together accounted for 36% of our total revenue for the three months ended March 31, 2017. One of these customers accounted for more than 10% of our revenue during the period. Our four largest end customers together accounted for 32% of our total revenue for the year ended December 31, 2016, but none of these customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

Our success depends on our ability to attract and retain our key employees, including our management team and experienced engineers. Competition for personnel in the semiconductor memory technology field, and in the MRAM space in particular, is intense, and the availability of suitable and qualified candidates is limited. We compete to attract and retain qualified research and development personnel with other semiconductor companies, universities and research institutions. Given our experience as an early entrant in the MRAM space, our employees are frequently contacted by MRAM startups and MRAM groups within larger companies seeking to employ them. The members of our management and key employees are at-will employees and although we issued refresh equity awards to our personnel in connection with our initial public offering, and repriced options in mid-December 2016 to reflect our then current stock price, there can be no assurance that these awards will be effective to retain our key employees. If we lose the services of any key senior management member or employee, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely impact our business and prospects. The loss of the services of one or more of our key employees, especially our key engineers, or our inability to attract and retain qualified engineers, could harm our business, financial condition and results of operations.

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

If we fail to retain finance personnel and strengthen our financial reporting systems and infrastructure, we may not be able to timely and accurately report our financial results or comply with the requirements of being a public company, including compliance with the Sarbanes-Oxley Act and SEC reporting requirements.

We have hired additional accounting and finance staff members to augment our current staff and to improve the effectiveness of our closing and financial reporting processes. Any inability to retain such personnel would have an adverse impact on our ability to accurately and timely prepare our financial statements. We may be unable to locate and hire qualified professionals with requisite technical and public company experience when and as needed. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to respond adequately to the increased demands as a result of being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported financial statements could cause the trading price of our common stock to decline and could harm our business, operating results and financial condition.

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

•    inappropriate management override of procedures; and;

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

We may remain an “emerging growth company” until as late as December 31, 2021, the fiscal year-end following the fifth anniversary of the completion of our initial public offering, though we may cease to be an “emerging growth company” earlier under certain circumstances, including (1) if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of any June 30, in which case we would cease to be an “emerging growth company” as of the following December 31, or (2) if our gross revenue exceeds $1.07 billion in any fiscal year.

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

None.

(b) Use of Proceeds

Shares of our common stock began trading on the NASDAQ Global Select Market on October 7, 2016. The shares were registered under the Securities Act on registration statement on Form S-1 (Registration No. 333-213569).

There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 7, 2016. As of March 31, 2017, we had used approximately $19.3 million of the proceeds from our IPO.

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

Everspin Technologies, Inc.

Date: May 15, 2017	By:	/s/ Phillip LoPresti
Phillip LoPresti
President and Chief Executive Officer
(Principal Executive Officer) and Director

Everspin Technologies, Inc.

Date: May 15, 2017	By:	/s/ Jeffrey Winzeler
Jeffrey Winzeler
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	10/13/2016

3.2	Bylaws.	S-1	333-213569	3.6	9/09/2016

4.1	Form of Common Stock Certificate of the Company.	S-1	333-213569	4.1	9/09/2016

4.2	Reference is made to Exhibits 3.1 and 3.2.

10.1	Executive Compensation Information	8-K	001-37900	Item 5.02	1/23/2017

10.2	Amendment No.5 to Lease, dated as of March 22, 2017 by and between the Company and Freescale Semiconductor, Inc.	8-K	001-37900	10.1	3/28/2017

10.3	Sublease Agreement, dated January 31, 2017, by and between the Company and NXP USA, Inc. and Consent to of Landlord to Sublease, dated March 10, 2017, by and among the Company, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001-37900	10.1	3/28/2017

10.4	First Amendment to Sublease Agreement, dated February 13, 2017, by and between the Company and NXP USA, Inc. and Consent to of Landlord to Amendment to Sublease, dated March 10, 2017, by and among the Company, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001-37900	10.2	3/28/2017

10.5	Second Amendment to Sublease Agreement dated March 2, 2017, by and between the Company and NXP USA, Inc. and Consent to of Landlord to Sublease, dated March 10, 2017, by and among the Company, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001-37900	10.3	3/28/2017

10.6	Executive Employment Agreement for Dr. Jon Slaughter, dated April 25, 2016	10-K	001-37900	10.25	3/29/2017

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

**   Furnished herewith.