Form 10-Q
period 2017-06-30
EVERSPIN TECHNOLOGIES INC
filed 2017-08-11
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of Registrant’s Common Stock outstanding as of August 8, 2017 was 12,674,391.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$21,176	$29,727
Accounts receivable, net	3,630	3,170
Amounts due from related parties	550	486
Inventory	6,653	5,069
Prepaid expenses and other current assets	1,002	1,050
Total current assets	33,011	39,502
Property and equipment, net	3,675	1,920
Other assets	61	50
Total assets	$36,747	$41,472

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,852	$1,502
Accrued liabilities	1,911	1,811
Amounts due to related parties	1,392	1,359
Deferred income on shipments to distributors	1,590	1,827
Current portion of long-term debt	649	3,884
Total current liabilities	7,394	10,383
Long-term debt, net of current portion	11,345	4,218
Total liabilities	18,739	14,601
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized as of June 30, 2017 and December 31, 2016; no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 12,674,391 and 12,498,128 shares issued and outstanding as of June 30, 2017 and December 31, 2016	1	1
Additional paid-in capital	125,719	123,309
Accumulated deficit	(107,712)	(96,439)
Total stockholders’ equity	18,008	26,871
Total liabilities and stockholders’ equity	$36,747	$41,472

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Product sales (including related party sales of $627 and $0 for the three months ended June 30, 2017 and 2016, $1,199 and $735 for the six months ended June 30, 2017 and 2016, respectively)	$8,062	$6,597	$15,282	$12,723
Licensing and royalty revenue (including related party revenue of $650 and $0 for the three months ended June 30, 2017 and 2016, $1,219 and $0 for the six months ended June 30, 2017 and 2016, respectively)	863	62	1,523	143
Total revenue	8,925	6,659	16,805	12,866
Cost of sales	3,133	3,159	6,796	5,704
Gross profit	5,792	3,500	10,009	7,162
Operating expenses:
Research and development	6,427	6,094	12,816	11,231
General and administrative	2,793	1,580	5,638	3,295
Sales and marketing	1,361	861	2,219	1,688
Total operating expenses	10,581	8,535	20,673	16,214
Loss from operations	(4,789)	(5,035)	(10,664)	(9,052)
Interest expense	(176)	(718)	(406)	(1,184)
Other income, net	24	337	43	280
Loss on extinguishment of debt	(246)	—	(246)	—
Net loss and comprehensive loss	$(5,187)	$(5,416)	$(11,273)	$(9,956)
Net loss per common share, basic and diluted	$(0.42)	$(2.12)	$(0.91)	$(3.90)
Weighted-average shares used to compute net loss per common share, basic and diluted	12,413,524	2,557,029	12,357,066	2,555,397

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(11,273)	$(9,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	510	380
Loss on disposal of property and equipment	—	80
Stock-based compensation	839	211
Change in fair value of redeemable convertible preferred stock warrant liability	—	(21)
Non-cash loss on extinguishment of debt	185	—
Change in fair value of derivative liability	—	(265)
Non-cash interest expense	119	783
Compensation expense related to vesting of common stock to GLOBALFOUNDRIES	716	1,442
Changes in operating assets and liabilities:
Accounts receivable	(460)	(821)
Amounts due from related parties	(64)	62
Prepaid expenses and other current assets	48	(507)
Inventory	(1,584)	404
Other assets	(11)	3
Accounts payable	51	967
Accrued liabilities	100	292
Amounts due to related parties	(229)	2,197
Deferred income on shipments to distributors	(237)	203
Deferred revenue	—	(104)
Net cash used in operating activities	(11,290)	(4,650)
Cash flows from investing activities
Purchases of property and equipment	(1,704)	(427)
Net cash used in investing activities	(1,704)	(427)
Cash flows from financing activities
Proceeds from convertible promissory notes-related party	—	5,000
Proceeds from debt	12,000	1,500
Payments on debt	(8,356)	(355)
Payments of debt issuance costs	(49)	(15)
Payments on capital lease obligation	(7)	(129)
Payments of deferred offering costs	—	(618)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	855	29
Net cash provided by financing activities	4,443	5,412
Net (decrease) increase in cash and cash equivalents	(8,551)	335
Cash and cash equivalents at beginning of period	29,727	2,307
Cash and cash equivalents at end of period	$21,176	$2,642
Supplementary cash flow information:
Interest paid	$288	$401
Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and amounts due to related parties	$560	$—
Purchase of property and equipment under capital lease obligations	$—	$34
Deferred offering costs recorded in accounts payable and accrued liabilities	$—	$942

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

Ability to continue as a going concern

The Company believes that its existing cash and cash equivalents as of June 30, 2017, coupled with its anticipated growth and sales levels will be sufficient to meet its anticipated cash requirements through August 31, 2018. The Company’s future capital requirements beyond August 2018 will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. The Company may be required to seek additional equity or debt financing, and such additional financing may not be available on acceptable terms or at all. If the Company is unable to raise additional capital or generate sufficient cash from operations to adequately fund its operations, it will need to curtail planned activities to reduce costs. Doing so will likely harm its ability to execute on its business plan.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

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

	Revenue						Accounts Receivable, net
	Three Months Ended				Six Months Ended		As of	As of
	June 30,				June 30,		June 30,	December 31,
Customers	2017		2016		2017	2016	2017	2016
Customer A	15%		19%		16%	24%	10%	12%
Customer B	*	%	*	%	* %	* %	13%	13%
Customer C	*	%	*	%	11%	* %	* %	10%
Customer D	17%		13%		14%	11%	14%	18%
Customer E	*	%	*	%	* %	10%	10%	* %

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

The carrying value of accounts receivable, accounts payable, and other accruals approximate fair value because of the short-term nature of the instruments. The carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments consist of Level 1 assets. Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds that are included in cash equivalents.

The following table sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$21,232	$—	$—	$21,232
Total assets measured at fair value	$21,232	$—	$—	$21,232

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$29,869	$—	$—	$29,869
Total assets measured at fair value	$29,869	$—	$—	$29,869

Revenue Recognition

The Company recognizes revenue when the following criteria are met: persuasive evidence of an arrangement exists; the price is fixed or determinable; delivery has occurred and title passed; and collectability is reasonably assured. For sales to original equipment manufacturers (“OEMs”) and contract manufacturers, this occurs generally upon shipment. Provisions for product returns and allowances are recorded in the same period as related revenues. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of product when evaluating the adequacy of sales returns and other allowances, which are netted against accounts receivable, as these are processed as credits against future purchases or balances outstanding.

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

At June 30, 2017, the Company had $2.5 million of deferred revenue and $0.9 million of deferred cost of sales, resulting in the recognition of $1.6 million of deferred income on shipments to distributors. At December 31, 2016, the Company had $2.9 million of deferred revenue and $1.1 million of deferred cost of sales, resulting in the recognition of $1.8 million of deferred income on shipments to distributors.

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

Recently Issued Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. As described in the Company's significant accounting policies, the Company currently defers the revenue and cost of sales on shipments to distributors until the distributor sells the product to their end customer. Upon adoption of ASU 2014-09, and subsequent improvements including ASU 2015-14, Deferral of Effective Date, ASU 2016-08, Principal versus Agent Considerations, ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow Scope Improvements and Practical Expedients, the Company will no longer defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. The Company plans on adopting this standard on January 1, 2018 and is currently evaluating the impact that the adoption of the standard will have on its financial statements and has determined that the most significant change will be related to the accounting for distributor arrangements. The Company has not yet elected a transition method.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting, which is intended to amend the scope of modification accounting for share-based payment arrangements. The amendments in the update provide guidance on types of changes to the terms or conditions of share-based payment awards that would require the Company to apply modification accounting under ASC 718, Compensation-Stock Compensation. This ASU is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company plans on adopting this standard on January 1, 2018 and is currently evaluating the impact that the adoption of the standard will have on its financial statements.

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

3. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$946	$853
Work-in-process	3,516	3,152
Finished goods	2,191	1,064
Total inventory	$6,653	$5,069

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued payroll-related expenses	$757	$1,045
Deferred licensing revenue	104	229
Deferred rent	240	248
Accrued sales commissions payable to sales representatives	97	193
Other	713	96
Total accrued liabilities	$1,911	$1,811

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

5. Debt

Prior Facilities

In April 2017, the Company repaid the outstanding balance of $1.1 million on the revolving loan at which time the unamortized balance of the debt discount of $10,000 was recognized as a loss on extinguishment of debt. In May 2017, the Company repaid the outstanding principal balance of $6.2 million on the term loan at which time the unamortized balance of the debt discount was $175,000, and paid a prepayment penalty of $61,000. The unamortized debt discount balance and the prepayment penalty were recognized as a loss on extinguishment of debt in the condensed statements of operations and comprehensive loss.

2017 Credit Facility

On May 4, 2017, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“2017 Credit Facility”) for a $12.0 million term loan. The term loan provides for interest at a floating rate equal to the prime rate minus 0.75%. As of June 30, 2017, the interest rate was 3.50%. The term loan provides for a period of interest-only payments through April 30, 2018, followed by fixed principal and interest payments based on either a 24-month amortization schedule or a 36-month amortization schedule if the Company meets certain sales milestones. The Company is required to comply with certain covenants under the 2017 Credit Facility, including requirements to maintain a minimum liquidity ratio, meet certain revenue targets, and restrictions on certain actions without the consent of the lender, such as the disposal and acquisition of its business or property, changes in business, and mergers or acquisitions. An end of term fee of 6% of the amount borrowed must be made when the loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment is being accreted using the effective interest method.

Security for the 2017 Credit Facility includes all of the Company’s assets except for intellectual property. The 2017 Credit Facility contains customary covenants restricting the Company’s activities, including limitations on its ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, incur indebtedness or grant liens or negative pledges on its assets, make loans or make other investments. Under these covenants, the Company is prohibited from paying dividends with respect to its capital stock. The Company was in compliance with all covenants at June 30, 2017. The 2017 Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the term loan. As of June 30, 2017, management does not believe that it is probable that the clause will be triggered within the next twelve months, and therefore the term loan is classified as long-term.

The carrying value of the Company’s 2017 Credit Facility at June 30, 2017 was as follows (in thousands):

	Current	Long-Term
	Portion	debt	Total
Debt, including end of term fee	$667	$12,053	$12,720
Less:
Discount attributable to end of term fee and debt issuance costs	(18)	(708)	(726)
Net carrying value of debt	$649	$11,345	$11,994

The carrying value of the Company’s Prior Facilities at December 31, 2016 was as follows (in thousands):

	Current	Long-Term
	Portion	debt	Total
Debt, including end of term fee	$4,054	$4,301	$8,355
Less:
Discount attributable to warrants, end of term fee and debt issuance cost	(177)	(83)	(260)
Net carrying value of debt	$3,877	$4,218	$8,095

6. Stock-Based Compensation

The following table summarizes the stock option activity for the six months ended June 30, 2017:

		Options Outstanding
			Weighted-	Weighted-
			Average	Average
	Options		Exercise	Remaining	Aggregate
	Available for	Number of	Price Per	Contractual	Intrinsic
	Grant	Options	Share	Life (years)	Value
					(In thousands)
Balance—December 31, 2016	342,500	1,414,730	$5.28	7.6	$4,267
Options granted	(197,950)	197,950	8.79
Options exercised	—	(158,339)	4.63		$1,216
Options cancelled/forfeited	184,781	(185,676)	6.07
Balance—June 30, 2017	329,331	1,268,665	5.76	7.4	$18,036
Options exercisable—June 30, 2017		752,725	4.82	6.2	$11,414
Options vested and expected to vest—June 30, 2017		1,268,665	5.76	7.4	$18,036

The total grant date fair value of options vested was $797,000 and $173,000 during the three months ended June 30, 2017 and 2016, respectively, and $904,000 and $276,000 for the six months ended June 30, 2017 and 2016, respectively.

The weighted-average grant date fair value of employee options granted during the three and six months ended June 30, 2017 was $5.25 and $4.67 per share, respectively.  The Company did not grant any options during the three and six months ended June 30, 2016.

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

The maximum aggregate number of shares of common stock that may be issued pursuant to the exercise of purchase rights under the Company’s ESPP that are granted to employees or to employees of any of the Company’s designated affiliates is 96,153 shares. Additionally, the number of shares of common stock reserved for issuance under the Company’s ESPP will increase automatically each year, beginning on January 1, 2017, and continuing through and including January 1, 2026, by 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number as determined by the board of directors. Shares subject to purchase rights granted under the Company’s ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company’s ESPP. The first purchase period under the 2016 ESPP commenced on October 12, 2016 and ended on April 12, 2017. The second purchase period began on April 13, 2017 and will end on October 12, 2017. The Company had 78,229 shares available for future issuance under the Company’s ESPP as of June 30, 2017. Employees purchased 17,924 shares for $122,000 during the six months ended June 30, 2017.

Stock-based Compensation Expense

The Company recognized stock-based compensation expense from options granted to employees and non-employees and from its ESPP as follows, excluding amounts related to GLOBALFOUNDRIES, Inc. (“GF”) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$73	$44	$245	$89
General and administrative	213	46	439	100
Sales and marketing	122	10	155	22
Total	$408	$100	$839	$211

As of June 30, 2017, there was $3.0 million of total unrecognized compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 2.8 years.

Employee Stock-based Compensation

Stock-based compensation expense for employees was $319,000 and $96,000 for the three months ended June 30, 2017 and 2016, respectively, and $740,000 and $201,000 for the six months ended June 30, 2017 and 2016, respectively.

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

	2016 Plan		2016 ESPP
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Expected volatility	47.2-59.3%	—%	49.5%	—%
Risk-free interest rate	2.0-2.1%	—%	0.50%	—%
Expected term (in years)	5.8-6.1	—	0.5	—
Dividend yield	—%	—%	—%	—%

Non-employee Stock-based Compensation

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options vest. No stock options were granted to non-employees during the six months ended June 30, 2017 and 2016. As of June 30, 2017, options to purchase 35,568 shares of common stock were outstanding with a weighted-average exercise price of $4.80 per share. Stock-based compensation expense for non-employees was $89,000 and $4,000 for the three months ended June 30, 2017 and 2016, respectively, and $99,000 and $10,000 for the six months ended June 30, 2017 and 2016, respectively.

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

As of June 30, 2017, $24,000 was receivable from GF. There were no amounts receivable from GF as of December 31, 2016. As of June 30, 2017 and December 31, 2016, $1.0 million and $979,000, respectively, were payable to GF for the Company’s share of the project costs under the JDA. During the three months ended June 30, 2017, the Company purchased research and development equipment from GF for $262,000, which were included in Property and equipment, net as of June 30, 2017. There were no such purchases from GF as of December 31, 2016. The Company incurred project costs, recognized as research and development expense, of $1.4 million and $1.1 million for the three months ended June 30, 2017 and 2016 respectively, and $3.2 million and $2.0 million for the six months ended June 30, 2017 and 2016, respectively. The Company entered into a Statement of Work #4B (the “SOW 4B”) under the JDA with GF effective August 31, 2016. Under SOW 4B, the Company will collaborate with GF in planning, designing and supporting evaluation of 22nm embedded MRAM arrays. The Company is eligible to receive three substantive milestone payments from this collaboration: (a) $569,000 was due upon the delivery of the Company’s database of bias system schematics;

(b) $650,000 was due upon the delivery of a Graphic Design Database System package; and (c) $406,000 is due upon demonstration that the embedded MRAM array meets the specifications agreed upon by the two parties.  Two of the milestones were achieved during the six months ended June 30, 2017. The Company recognized revenue of $650,000 and $1.2 million in the three and six months ended June 30, 2017, respectively. There was no revenue from GF for the three and six months ended June 30, 2016.

On October 21, 2014, GF participated, along with other investors, in the Company’s Series B redeemable convertible preferred stock financing and purchased 192,307 shares at $26.00 per share. Contemporaneously, the Company sold 461,538 shares of its common stock to GF at a discounted price of $0.00026 per share. The common shares vest upon the achievement of a goal as set forth in the Statement of Work #1 (the “SOW”) under the JDA. The unvested common shares are subject to repurchase by the Company, if the JDA is terminated for any reason, for a one-year period after such termination, at a price that is the lower of the original price paid by GF or the fair value of the Company’s common stock as of the date of repurchase. The Company has determined that the issuance of these shares of common stock to GF represents compensation for services to be provided under the JDA. Accordingly, the shares are accounted for similar to a stock award granted to a non-employee of the Company and are remeasured to their fair value as they vest. Although the shares issued do not commence vesting until the achievement of the product qualification (the “Initial Measurement Date”), the Company has deemed it probable that the qualification requirement will be met and compensation expense related to the shares issued is being recognized prior to the Initial Measurement Date. Due to the vesting conditions, there will be multiple measurement dates, occurring on the Initial Measurement Date and at the end of each month thereafter. The fair value of vesting shares is effectively fixed at each measurement date while the fair value of the remaining unvested shares will be remeasured each subsequent measurement date until the shares are fully vested. During the year ended December 31, 2016, GF achieved the product qualification as set forth under the SOW. As such, a total of 211,538 shares of common stock became vested on August 21, 2016, the designated Initial Measurement Date. Subsequent to the Initial Measurement Date through June 30, 2017, an additional 96,154 shares of common stock became vested. As of June 30, 2017 there were 153,846 shares unvested that were subject to repurchase.

The Company recognized non-cash compensation expense of $461,000 and $922,000 during the three months ended June 30, 2017 and 2016, respectively, and $716,000 and $1.4 million for the six months ended June 30, 2017 and 2016, respectively, in research and development expense related to the vesting of the shares of common stock. The Company recognizes compensation expense based on the estimated fair value of the common stock at each reporting period, which was $19.98 and $8.29 per share as of June 30, 2017 and December 31, 2016, respectively.

Transactions with Freescale

The Company has entered into various transactions with Freescale (a wholly-owned subsidiary of NXP), a related party due to its equity ownership in the Company. The Company leases its manufacturing facility in Chandler, Arizona, from Freescale and total rent payments made were $377,000 and $263,000 during the three months ended June 30, 2017 and 2016, respectively, and $666,000 and $520,000 for the six months ended June 30, 2017 and 2016, respectively. Freescale also performs processing of the Company’s products in its facility which are capitalized as part of the cost of inventory. The total processing costs incurred by the Company were $1.2 million and $591,000 for the three months ended June 30, 2017 and 2016, respectively, and $1.6 million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively. In addition, Freescale is one of the Company’s largest customers for the sale of embedded wafers, and total revenue from Freescale was $627,000 and $0 during the three months ended June 30, 2017 and 2016, respectively, and $1.2 million and $735,000 for the six months ended June 30, 2017 and 2016, respectively. In the three and six months ended June 30, 2017, the Company purchased wafers for its Condor product from Freescale for $223,000 and $391,000, respectively, which are included in inventory as of June 30, 2017. Amounts due from Freescale were $526,000 and $486,000 at June 30, 2017 and December 31, 2016, respectively. Amounts due to Freescale were $420,000 and $380,000 at June 30, 2017 and December 31, 2016, respectively.

8. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(5,187)	$(5,416)	$(11,273)	$(9,956)
Denominator:
Weighted-average common shares outstanding	12,583,325	3,018,567	12,541,245	3,016,935
Less: weighted-average unvested common shares subjected to repurchase	(169,801)	(461,538)	(184,179)	(461,538)
Weighted-average common shares outstanding used to calculate net loss per common share, basic and diluted	12,413,524	2,557,029	12,357,066	2,555,397
Net loss per common share, basic and diluted	$(0.42)	$(2.12)	$(0.91)	$(3.90)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Redeemable convertible preferred stock on an as-converted basis	—	2,486,199	—	2,486,199
Options to purchase common stock	1,268,665	862,383	1,268,665	862,383
Common stock subject to repurchase	153,846	461,538	153,846	461,538
Redeemable convertible preferred stock warrants on an as-converted basis	—	27,690	—	27,690
Common stock warrants	27,690	—	27,690	—
Total	1,450,201	3,837,810	1,450,201	3,837,810

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

We drive our revenue from the sale of our MRAM-based products in discrete unit form, as embedded technology, and through licensing and royalties of our MRAM technology.

We work directly with our customers to have our MRAM devices designed into and qualified for their products. Although we maintain direct sales, support, and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 68% and 80% for the three months ended June 30, 2017 and 2016, respectively, and 73% and 52% for the six months ended June 30, 2017 and 2016, respectively, of our revenue from products sold through distributors.

We maintain a direct selling relationship, for strategic purposes, with several key customer accounts. Our direct sales personnel and representatives are organized into three primary regions: North America; Europe, Middle East and Africa (EMEA); and Asia-Pacific (APAC). In North America, our revenue was $1.6 million for the three months ended June 30, 2017 and 2016, and $2.9 million and $3.0 million for the six months ended June 30, 2017 and 2016, respectively. In EMEA, our revenue was $2.0 million and $1.7 million for the three months ended June 30, 2017 and 2016, respectively, and $3.4 million and $2.7 million for the six months ended June 30, 2017 and 2016, respectively. In APAC, our revenue was $5.3 million and $3.4 million for the three months ended June 30, 2017 and 2016, respectively, and $10.6 million and $7.2 million for the six months ended June 30, 2017 and 2016, respectively. We recognize revenue by geography based on the region in which our products are sold, and not to where the end products are shipped.

We leverage both internal and outsourced capabilities to manufacture our MRAM products. We purchase industry-standard complementary metal-oxide semiconductor (“CMOS”) wafers from semiconductor foundries and complete the fabrication by inserting our magnetic-bit technology at our 200mm fabrication facility in Chandler, Arizona. We believe this allows us to streamline research and development, rapidly prototype new products, and bring new products to market quickly and cost effectively. This strategy significantly reduces the capital investment that would otherwise be required to operate manufacturing facilities of our own. We intend to utilize leading semiconductor foundries, including GLOBALFOUNDRIES, to support high-volume production of our high density MRAM products on 300mm wafers at advanced process nodes.

During the three and six months ended June 30, 2017, we continued to invest in research and development to support the development and production of our second generation of MRAM technology. We believe our continued investment will allow us to continue to develop and deploy products based on our Spin-Torque MRAM (“ST-MRAM”) technology. Our research and development expenses were $6.4 million and $6.1 million for the three months ended June 30, 2017 and 2016, respectively, and $12.8 million and $11.2 million for the six months ended June 30, 2017 and 2016, respectively. We expect that our research and development expenses will increase in the future as we continue to develop our MRAM technology internally and through our joint development agreement with GLOBALFOUNDRIES.

Our principal executive offices are located in Chandler, Arizona. The facility accommodates our principal sales, marketing and research and development. Also in Chandler, we lease office space, clean room space, and laboratory space for our 200mm production and research and development functions. Our primary product design personnel are located in our office in Austin, Texas.

We recorded revenue of $8.9 million and $6.7 million for the three months ended June 30, 2017 and 2016, respectively, and $16.8 million and $12.9 million for the six months ended June 30, 2017 and 2016, respectively; gross margin was 64.9% and 52.6% for the three months ended June 30, 2017 and 2016, respectively and 59.6% and 55.7% for the six months ended June 30, 2017 and 2016, respectively; and a net loss of $5.2 million and $5.4 million for the three months ended June 30, 2017 and 2016, respectively, and $11.3 million and $10.0 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had 89 employees, approximately half of whom are engaged in research and development.

Key Metrics

We monitor a variety of key financial metrics to help us evaluate growth trends, establish budgets, measure the effectiveness of our business strategies and assess operational efficiencies. These financial metrics include revenue, gross margin, operating expenses and operating income determined in accordance with GAAP. Additionally, we monitor and project cash flow to determine our sources and uses for working capital to fund our operations. We also monitor Adjusted EBITDA, a non-GAAP financial measure.  We define Adjusted EBITDA as net income or loss adjusted for interest expense, tax, depreciation and amortization, stock-based compensation expense, compensation expense related to the vesting of common stock held by GLOBALFOUNDRIES resulting from our joint development agreement.

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

The following table presents a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Adjusted EBITDA reconciliation:
Net loss	$(5,187)	$(5,416)	$(11,273)	$(9,956)
Depreciation and amortization	278	184	510	380
Stock-based compensation expense	408	100	839	211
Compensation expense related to vesting of GLOBALFOUNDRIES common stock	461	922	716	1,442
Interest expense	176	718	406	1,184
Adjusted EBITDA	$(3,864)	$(3,492)	$(8,802)	$(6,739)

Factors Affecting Our Results of Operations

Design wins. In order to continue to grow our revenue, we must continue to achieve design wins for our MRAM products. We consider a design win to occur when an original equipment manufacturer (“OEM”) or contract manufacturer notifies us that it has selected one of our products to be incorporated into a product or system under development. Because the life cycles for our customers’ products can last for several years, if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.

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

Customer concentration. A relatively small number of end customers have historically accounted for a significant percentage of our revenue. Revenue, including through distributors, from NXP, STMicroelectronics, Novomatic Gaming Industries, GLOBALFOUNDRIES and Dell, collectively, accounted for approximately 38% and 35% of our total revenue in the three and six months ended June 30, 2017, respectively. None of these customers accounted for in excess of 10% of our total revenue in the three months ended June 30, 2016. One of these customers accounted for in excess of 10% of our total revenue in the six months ended June 30, 2017. Revenue, including through distributors, from Dell, Broadcom, STMicroelectronics, NXP, and Nikkiso, collectively, accounted for 20% and 34% of our total revenue in the three and six months ended June 30, 2016, respectively. None of these customers accounted for in excess of 10% of our total revenue in the three and six months ended June 30, 2016. It would be difficult to replace lost revenue resulting from the loss, reduction, cancellation or delay in purchase orders by any one of these customers. Consolidation among our customers may further concentrate our customer base and expose us to increased risks relating to increased customer concentration. In addition, any significant pricing pressure exerted by a significant customer could adversely affect our operating results.

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

Other Income, Net

Other income, net consists primarily of the change in fair value of our convertible preferred stock warrant liability. Prior to the completion of our IPO, our convertible preferred stock warrants were exercisable into shares that were contingently redeemable. As such, these warrants were classified as a liability on our balance sheets at their estimated fair value and were marked to market at each reporting period. We continued to record adjustments to the estimated fair values of the convertible preferred stock warrants until they converted into common stock warrants upon the closing of the IPO.

Loss on extinguishment of debt

In the second quarter of 2017, we repaid the outstanding balance of our revolving loan and term loan at which time the unamortized balance of the debt discount and a prepayment penalty for the term loan were recognized as a loss on extinguishment of debt.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Product sales	$8,062	$6,597	$15,282	$12,723
Licensing and royalty revenue	863	62	1,523	143
Total revenue	8,925	6,659	16,805	12,866
Cost of sales	3,133	3,159	6,796	5,704
Gross profit	5,792	3,500	10,009	7,162
Operating expenses:
Research and development	6,427	6,094	12,816	11,231
General and administrative	2,793	1,580	5,638	3,295
Sales and marketing	1,361	861	2,219	1,688
Total operating expenses	10,581	8,535	20,673	16,214
Loss from operations	(4,789)	(5,035)	(10,664)	(9,052)
Interest expense	(176)	(718)	(406)	(1,184)
Other income, net	24	337	43	280
Loss on extinguishment of debt	(246)	—	(246)	—
Net loss	$(5,187)	$(5,416)	$(11,273)	$(9,956)

The following table sets forth the statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total revenue	100%	100%	100%	100%
Cost of sales	35	47	40	44
Gross profit	65	53	60	56
Operating expenses:
Research and development	72	91	76	87
General and administrative	31	24	34	26
Sales and marketing	16	13	13	13
Total operating expenses	119	128	123	126
Loss from operations	(54)	(75)	(63)	(70)
Interest expense	(2)	(11)	(2)	(9)
Other income, net	—	5	—	2
Loss on extinguishment of debt	(3)	—	(1)	—
Net loss	(59)%	(81)%	(66)%	(77)%

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenue

	Three Months Ended
	June 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Product sales	$8,062	$6,597	$1,465	22%
Licensing and royalty revenue	863	62	801	1,292%
Total revenue	$8,925	$6,659	$2,266	34%

Total revenue increased by $2.3 million or 34%, from $6.7 million during the three months ended June 30, 2016, to $8.9 million during the three months ended June 30, 2017. Product sales increased by $1.5 million or 22%, from $6.6 million during the three months ended June 30, 2016, to $8.1 million during the three months ended June 30, 2017. The increase in product sales was due to $1.5 million increased sales volume and mix in our first generation MRAM products.

Licensing and royalty revenue is a highly variable revenue item characterized by a small number of transactions annually with revenues based on size and terms of each transaction.  Licensing and royalty revenue increased by $0.8 million, from $0.1 million during the three months ended June 30, 2016, to $0.9 million during the three months ended June 30, 2017. The increase was primarily due to milestones earned for the achievement of specified events during the three months ended June 30, 2017, primarily from GLOBALFOUNDRIES.

Cost of Sales and Gross Margin

	Three Months Ended
	June 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Cost of sales	$3,133	$3,159	$(26)	*	%
Gross margin	64.9%	52.6%

*Less than 1%.

Cost of sales decreased by $26,000, from $3.2 million during the three months ended June 30, 2016, to $3.1 million during the three months ended June 30, 2017. The decrease, despite the significant increase in product sales, was primarily due to increased yields in the three months ended June 30, 2017.

Gross margin increased from 52.6% during the three months ended June 30, 2016, to 64.9% during the three months ended June 30, 2017. The increase was primarily due increased sales, product mix and higher yields on our Gen 1 MRAM products and the $0.8 million increase in licensing and royalty revenue. The higher yields were largely due to a fix in a parallel test program at final test that previously was falsely rejecting good units. Upon remediation of this issue, the base yields improved. In addition, we were able to process a number of units that previously were falsely rejected, resulting in a one-time increase of two margin points. As a result of the fix in a parallel test program, we expect our gross margins to increase in future periods compared to historical gross margins, but not to the extent of the gross margin in the second quarter of 2017 which benefited from the one-time increase from the processing of a number of previously rejected units.

Operating Expenses

	Three Months Ended
	June 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Research and development	$6,427	$6,094	$333	5%
General and administrative	2,793	1,580	1,213	77%
Sales and marketing	1,361	861	500	58%
Total operating expenses	$10,581	$8,535	$2,046	24%

Research and Development Expenses. Research and development expenses increased by $0.3 million or 5%, from $6.1 million during the three months ended June 30, 2016, to $6.4 million during the three months ended June 30, 2017. The increase was due to a $0.3 million increase in expenses in our joint development agreement with GLOBALFOUNDRIES due to use of more technologically advanced materials, a $0.2 million increase in depreciation expense and rent expense related to the move to our new office and laboratory space in March 2017, and a $0.2 million increase in employee and contract labor related expenses due to increased headcount, partially offset by a $0.5 million decrease in the amount attributable to the vesting of shares of common stock issued to GLOBALFOUNDRIES due to revaluing shares monthly until product qualification was achieved in the third quarter of 2016.

General and Administrative Expenses. General and administrative spending increased by $1.2 million or 77%, from $1.6 million during the three months ended June 30, 2016, to $2.8 million during the three months ended June 30, 2017. The increase was primarily due to a $0.7 million increase in professional services incurred due to becoming a publicly traded company, such as accounting services, insurance, legal and investor relations, and a $0.5 million increase in personnel-related and contract labor costs due to an increase in headcount and an increase in stock-based compensation expense and bonuses.

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.5 million or 58%, from $0.9 million during the three months ended June 30, 2016, to $1.4 million during the three months ended June 30, 2017. The increase was primarily attributable to an increase in personnel-related expenses as a result of increased headcount to drive sales.

Interest Expense

	Three Months Ended
	June 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Interest expense	$176	$718	$(542)	(75)%

Interest expense decreased by $0.5 million or 75%, from $0.7 million during the three months ended June 30, 2016, to $0.2 million during the three months ended June 30, 2017. The decrease was primarily related to a $0.4 million decrease in the interest payable to GLOBALFOUNDRIES and our 2016 convertible promissory notes and a $0.1 million decrease due to consolidation of our prior facility with Ares Venture Finance into our 2017 Credit Facility with Silicon Valley Bank.

Other Income, Net

	Three Months Ended
	June 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Other income, net	$24	$337	$(313)	(93)%

Other income, net was $24,000 during the three months ended June 30, 2017 compared to $0.3 million during the three months ended June 30, 2016. The change was primarily related to the fair value remeasurement of our warrant liabilities which were reclassified to equity upon the IPO in October 2016.

Loss on extinguishment of debt

	Three Months Ended
	June 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Loss on extinguishment of debt	$(246)	$—	$(246)	*

*Not meaningful

Loss on extinguishment of debt was $0.2 million during the three months ended June 30, 2017 due to the payoff of our prior facility with Ares Venture Finance. There was no such loss during the three months ended June 30, 2016.

Comparison of the Six Months Ended June 30, 2017 and 2016

Revenue

	Six Months Ended
	June 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Product sales	$15,282	$12,723	$2,559	20%
Licensing and royalty revenue	1,523	143	1,380	965%
Total revenue	$16,805	$12,866	$3,939	31%

Total revenue increased by $3.9 million or 31%, from $12.9 million during the six months ended June 30, 2016, to $16.8 million during the six months ended June 30, 2017. Product sales increased by $2.6 million or 20%, from $12.7 million during the six months ended June 30, 2016, to $15.3 million during the six months ended June 30, 2017. The increase was primarily due to $2.0 million increased sales volume and mix in our first generation MRAM products and $0.6 million increase in sales of our Legacy products.

Licensing and royalty revenue is a highly variable revenue item characterized by a small number of transactions annually with revenues based on size and terms of each transaction.  Licensing and royalty revenue increased by $1.4 million from $0.1 million during the six months ended June 30, 2016, to $1.5 million during the six months ended June 30, 2017. The increase was primarily due to $1.2 million in milestones earned for the achievement of specified events during the six months ended June 30, 2017, from GLOBALFOUNDRIES.

Cost of Sales and Gross Margin

	Six Months Ended
	June 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Cost of sales	$6,796	$5,704	$1,092	19%
Gross margin	59.6%	55.7%

Cost of sales increased by $1.1 million or 19%, from $5.7 million during the six months ended June 30, 2016, to $6.8 million during the six months ended June 30, 2017. The increase was primarily due to increased sales volume offset in part by higher yields on our Gen 1 MRAM products.

Gross margin increased from 55.7% during the six months ended June 30, 2016, to 59.6% during the six months ended June 30, 2017. The increase was primarily due to increased sales, product mix and higher yields on our Gen 1 MRAM products. The increase in product yields was due to the reasons discussed above regarding our gross margin for the three months ended June 30, 2017.

Operating Expenses

	Six Months Ended
	June 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Research and development	$12,816	$11,231	$1,585	14%
General and administrative	5,638	3,295	2,343	71%
Sales and marketing	2,219	1,688	531	31%
Total operating expenses	$20,673	$16,214	$4,459	28%

Research and Development Expenses. Research and development expenses increased by $1.6 million or 14%, from $11.2 million during the six months ended June 30, 2016, to $12.8 million during the six months ended June 30, 2017. The increase was primarily due to a $1.3 million increase in expenses incurred in our joint development agreement with GLOBALFOUNDRIES due to use of more technologically advanced materials, a $0.5 million increase in equipment maintenance expenses related to the move to our new office and laboratory space in March 2017, and a $0.5 million increase in employee and contact labor related expenses due to an increase in headcount, bonuses and stock-based compensation expense, partially offset by a $0.7 million decrease in the amount attributable to the vesting of shares of common stock issued to GLOBALFOUNDRIES due to revaluing shares monthly until product qualification was achieved in the third quarter of 2016.

General and Administrative Expenses. General and administrative spending increased by $2.3 million or 71%, from $3.3 million during the six months ended June 30, 2016, to $5.6 million during the six months ended June 30, 2017. The increase was primarily due to a $1.6 million increase in professional services incurred due to becoming a publicly traded company, such as accounting services, insurance, legal and investor relations, and a $0.8 million increase in personnel-related and contract labor costs due to an increase in headcount and in stock-based compensation expense and bonuses.

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.5 million or 31%, from $1.7 million during the six months ended June 30, 2016, to $2.2 million during the six months ended June 30, 2017. The increase was attributable to a $0.5 million increase in personnel-related expenses as a result of higher headcount and an increase in salaries, bonuses and stock-based compensation expense.

Interest Expense

	Six Months Ended
	June 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Interest expense	$406	$1,184	$(778)	(66)%

Interest expense decreased by $0.8 million or 66%, from $1.2 million during the six months ended June 30, 2016, to $0.4 million during the six months ended June 30, 2017. The decrease was primarily related to a $0.7 million decrease in the interest payable to GLOBALFOUNDRIES and our 2016 convertible promissory notes.

Other Income, Net

	Six Months Ended
	June 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Other income, net	$43	$280	$(237)	(85)%

Other income, net was $43,000 during the six months ended June 30, 2017 compared to $0.3 million during the six months ended June 30, 2016. The decrease was primarily related to the fair value remeasurement of our warrant liabilities which were reclassified to equity upon the IPO in October 2016.

Loss on extinguishment of debt

	Six Months Ended
	June 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Loss on extinguishment of debt	$(246)	$—	$(246)	*

*Not meaningful

Loss on extinguishment of debt was $0.2 million during the six months ended June 30, 2017 due to the payoff of our prior facility with Ares Venture Finance. There was no such loss during the six months ended June 30, 2016.

Liquidity and Capital Resources

We have generated significant losses since our inception and had an accumulated deficit of $107.7 million as of June 30, 2017. As of June 30, 2017, we had $21.2 million of cash and cash equivalents, compared to $29.7 million as of December 31, 2016.

In October 2016, we completed our IPO in which we sold 5,000,000 shares at a price of $8.00 per share for net proceeds of $33.9 million, net of underwriting discounts and commissions, and offering costs. Concurrent with the IPO, we issued 625,000 shares of our common stock in a private placement for net proceeds of $4.7 million, after deducting the placement agent fee.

In May 2017, we executed a Loan and Security Agreement with Silicon Valley Bank for a $12.0 million term loan. The term of the loan is three years, which would be extended by one year if we achieve a revenue target of $4.0 million for our Spin-Torque product. The loan bears interest at a floating rate equal to the prime rate minus 0.75% and is payable monthly. The outstanding balance of the loan is to be repaid monthly beginning on May 1, 2018 over the remaining term of the loan. The loan is secured by a first priority perfected security interest in our assets excluding any intellectual property.

We believe that our existing cash and cash equivalents as of June 30, 2017, coupled with our anticipated growth and sales levels will be sufficient to meet our anticipated cash requirements through August 31, 2018. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. If we need to raise additional capital to fund our operations, we may be required to seek additional equity or debt financing, and such additional financing may not be available to us on acceptable terms or at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs and extend the time period over which our current resources will be able to fund operations. Doing so will likely harm our ability to execute on our business plan.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2017	2016
	(In thousands)
Cash used in operating activities	$(11,290)	$(4,650)
Cash used in investing activities	(1,704)	(427)
Cash provided by financing activities	4,443	5,412

Cash Flows From Operating Activities

During the six months ended June 30, 2017, cash used in operating activities was $11.3 million, which consisted of a net loss of $11.3 million, adjusted by non-cash charges of $2.4 million and a change of $2.4 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $0.8 million, compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES under our joint development agreement of $0.7 million, depreciation and amortization of $0.5 million, loss on extinguishment of debt of $0.2 million, and interest expense related to the amortization of debt issuance costs of $0.1 million. The change in our net operating assets and liabilities was primarily due to an increase in inventory of $1.6 million to meet demands of future sales and growing backlog, an increase of $0.5 million in accounts receivable due to timing of cash receipts for outstanding balances, a decrease of $0.2 million in deferred income on shipments to distributors, an increase of $0.1 million in the amount due from related parties, and a decrease of $0.2 million in amounts due to related parties in connection with the joint development agreement with GLOBALFOUNDRIES. These changes were partially offset by an increase in accounts payable and accrued liabilities of $0.2 million due to the timing of payments.

During the six months ended June 30, 2016, cash used in operating activities was $4.7 million, which consisted of a net loss of $10.0 million, adjusted by non-cash charges of $2.6 million and an increase of $2.7 million in our net operating assets and liabilities. The non-cash charges primarily consisted of compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES under our joint development agreement of $1.4 million, non-cash interest expense of $0.8 million, depreciation and amortization of $0.4 million, a gain of $0.3 million from the fair value remeasurement of our derivative liability, and stock-based compensation of $0.2 million. The increase in our net operating assets and liabilities was primarily due to a net increase of $2.1 million in the related party amount due to GLOBALFOUNDRIES in connection with the joint development agreement, a decrease of $0.4 million in inventory and an increase of $1.3 million in accounts payable and accrued liabilities due to an increase in purchases and timing of payments.  These changes were partially offset by an increase in accounts receivable of $0.8 million due to timing of cash receipts for outstanding balances and $0.5 million in prepaid expenses and other assets for advances made for the purchase of wafers.

Cash Flows From Investing Activities

Cash used in investing activities during the six months ended June 30, 2017, was $1.7 million, primarily for the purchase of manufacturing equipment and capitalized costs related to the move to our new office and laboratory space in Chandler, Arizona.

Cash used in investing activities during the six months ended June 30, 2016, was $0.4 million, which consisted of capital expenditures primarily for the purchase of manufacturing equipment.

Cash Flows From Financing Activities

During the six months ended June 30, 2017, cash provided by financing activities was $4.4 million consisting of proceeds of $12.0 million in borrowings, and $0.9 million from stock option exercises and purchases of shares in employee stock purchase plan, offset in part by payments of long term debt of $8.4 million.

During the six months ended June 30, 2016, cash provided by financing activities was $5.4 million consisting of proceeds from $6.5 million in borrowings partially offset in part by payments on deferred offering costs of $0.6 million, long-term debt of $0.4 million, and $0.1 million in payments on capital lease obligations.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2017 (in thousands):

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)
Long-term debt, current and non-current, including interest(1)	$1,091	$8,533	$4,108	$—	$13,732
Operating leases	1,497	1,431	659	—	3,587
	$2,588	$9,964	$4,767	$—	$17,319

(1)

The interest charges have been calculated using a rate of 3.50%, the 2017 Credit Facility borrowing rate. The debt bears interest at a variable rate and interest charges in future periods may be higher.

There were no material changes in our contractual obligations from December 31, 2016, other than the refinancing of our long-term debt.

Prior Facilities

In June 2015, we entered into a loan and security agreement with Ares Venture Finance for a term loan of $8.0 million and a $4.0 million revolving loan for working capital purposes and to repay our existing debt to another lender. In April 2017, we repaid the outstanding balance of our revolving loan of $1.1 million. In May 2017, we used a portion of the proceeds of the term loan executed with Silicon Valley Bank to pay off the outstanding principal balance of $6.2 million on the June 2015 term loan.

2017 Credit Facility

On May 4, 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank (“2017 Credit Facility”) for a $12.0 million term loan. The term loan provides for interest at a floating rate equal to the prime rate minus 0.75%. The term loan provides for a period of interest-only payments through April 30, 2018, followed by fixed principal and interest payments based on either a 24-month amortization schedule or a 36-month amortization schedule if we meet certain sales milestones, and an additional payment of 6% of the Loan Amount when the loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise.

Security for the 2017 Credit Facility includes all of our assets except for Intellectual Property. The 2017 Credit Facility contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying dividends with respect to our capital stock. The 2017 Credit Facility also contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on our business, operations or condition, or on our ability to perform our obligations under the term loan. We were in compliance with all covenants at June 30, 2017.

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

Interest Rate Risk

We are primarily exposed to interest rate risk from variable rate borrowings under our 2017 Credit Facility, and to a lesser extent, from our cash position. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% increase in our borrowing rates would not have a material impact on interest expense on our principal balances as of June 30, 2017 and December 31, 2016.

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

Other than the changes intended to remediate the material weakness noted above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception. We incurred net losses of $16.7 million and $11.3 million for the year ended December 31, 2016 and the six months ended June 30, 2017, respectively. As of June 30, 2017, we had an accumulated deficit of $107.7 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. Our ability to generate sufficient revenue and to transition to profitability and generate consistent positive cash flows is uncertain. In addition, as a public company, we will incur significant additional legal, accounting and other expenses that we did not incur as a private company. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses, or their impact on our results of operations.

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

We have been in existence as a stand-alone company since 2008, when Freescale Semiconductor, Inc. spun-out its MRAM business as Everspin. We have been shipping magnetoresistive random access memory “(MRAM”) products since our incorporation in 2008, and we have experienced a high rate of growth for our products. However, we may not be able to sustain the growth rate for sales of these products and our revenue could decline. We have also been developing our next-generation of Spin-Torque MRAM (“ST-MRAM”) products. Adoption of these products is important to the future growth of our business, but revenue associated with these products has not been material to date.

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

We believe that our existing cash and cash equivalents as of June 30, 2017, coupled with our anticipated growth and sales levels will be sufficient to meet our anticipated cash requirements through August 31, 2018. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. We may be required to seek additional equity or debt financing, and we cannot assure you that any such additional financing will be available to us on acceptable terms or at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely harm our ability to execute on our business plan.

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

•    limited warranties on wafers or products supplied to us; and

•    potential increases in prices.

We currently do not have long-term supply contracts with our third-party contract manufacturers for our MRAM products, including NXP, United Microelectronics Corporation, Taiwan Semiconductor Manufacturing Company, Limited (“TSMC”), United Test and Assembly Center (“UTAC”), Advanced Semiconductor Engineering (“ASE”), and Amkor, and we typically negotiate pricing on a per-purchase order basis and in some cases on an annual basis. Therefore, they are not obligated to perform services or supply components to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. During periods of high demand and tight inventories, our third-party foundries and packaging, assembly and testing contractors may allocate capacity to the production of other companies’ products while reducing deliveries to us, or significantly raise their prices. In particular, they may allocate capacity to other customers that are larger and better financed than us or that have long-term agreements, decreasing the capacity available to us. Shortages of capacity available to us may be caused by the actions of their other, large customers that may be difficult to predict, such as major product launches.

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

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our five largest end customers together accounted for 35% of our total revenue for the six months ended June 30, 2017. One of these customers accounted for more than 10% of our revenue during the period. Our four largest end customers together accounted for 32% of our total revenue for the year ended December 31, 2016, but none of these customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

The semiconductor memory industry is highly cyclical and our markets may experience significant cyclical fluctuations in demand as a result of changing economic conditions, budgeting and buying patterns of customers and other factors. As a result of these and other factors affecting demand for our products and our results of operations in any given period, the results of any prior quarterly or annual periods should not be relied upon as indicative of our future revenue or operating performance. Fluctuations in our revenue and operating results could also cause our stock price to decline.

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

Borrowings under our existing credit facility are secured by substantially all of our assets, except for intellectual property. Our term loan facility prohibits our ability to, among other things:

•    dispose of or sell assets;

•    consolidate or merge with other entities;

•    incur additional indebtedness;

•    create liens on our assets;

•    pay dividends;

•    make investments;

•    enter into transactions with affiliates; and

•    redeem subordinated indebtedness.

These restrictions are subject to certain exceptions. In addition, our existing credit facility requires that we meet certain operating covenants, such as maintaining insurance on the collateral and meeting certain financial covenants, such as a minimum liquidity ratio. The operating restrictions and covenants in the term loan facility, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under the credit facility, which could cause all of the outstanding indebtedness thereunder to either become immediately due and payable or increase by five percent of the interest rate charged during the period of the unremedied breach.

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

In connection with the audit of our financial statements as of and for the years ended December 31, 2016, 2015 and 2014, we identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the United States. Our management has determined that we had a material weakness in our internal control over financial reporting as of December 31, 2014 and 2015, relating to the design and operation of our financial reporting processes. We have concluded that this material weakness was due to the fact that we did not yet have the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes. Our management also determined that we had an additional material weakness in our internal control over financial reporting as of December 31, 2016, relating to information technology general and application controls. We have concluded that this material weakness is due to the current configuration of our ERP system, which has undergone additional integration in 2017.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds

Shares of our common stock began trading on the NASDAQ Global Select Market on October 7, 2016. The shares were registered under the Securities Act on registration statement on Form S-1 (Registration No. 333-213569) declared effective October 7, 2016.

There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 7, 2016. As of June 30, 2017, we had used approximately $22.6 million of the proceeds from our IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On February 24, 2017, Everspin and Scott Sewell, at that time Everspin’s Vice President, Worldwide Sales and Marketing, entered into a transition and separation agreement providing that Mr. Sewell’s last date of employment with Everspin would be April 30, 2017, or such earlier date his employment is terminated by either him or Everspin.  The agreement provides that: (a) Mr. Sewell would work approximately 80% of a regular schedule during the period from the date of the agreement until his employment terminated; (b) during this period his base salary would remain the same; and (c) if Mr. Sewell signed a liability release in favor of Everspin and allowed the release to become effective, Mr. Sewell would continue to be entitled to the severance benefits to which he was entitled under his Executive Employment Agreement with Everspin dated April 25, 2016.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are incorporated by reference as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everspin Technologies, Inc.

Date: August 11, 2017	By:	/s/ Phillip LoPresti
Phillip LoPresti
President and Chief Executive Officer
(Principal Executive Officer) and Director

Everspin Technologies, Inc.

Date: August 11, 2017	By:	/s/ Jeffrey Winzeler
Jeffrey Winzeler
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	10/13/2016

3.2	Bylaws.	S-1	333-213569	3.6	9/09/2016

4.1	Form of Common Stock Certificate of the Company.	S-1	333-213569	4.1	9/09/2016

4.2	Reference is made to Exhibits 3.1 and 3.2.

10.1	Loan and Security Agreement, dated as of May 4, 2017, by and between the Company and Silicon Valley Bank.	8-K	001-37900	10.1	5/9/2017

10.2*	Executive Employment Agreement, dated April 26, 2017 between the Company and Annie Flaig

10.3*	Severance Agreement, dated February 15, 2017 between the Company and Scott Sewell

10.4	Executive Employment Agreement for Dr. Jon Slaughter, dated April 25, 2016	10-K	001-37900	10.25	3/29/2017

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

**   Furnished herewith.