Form 10-Q
period 2017-09-30
EVERSPIN TECHNOLOGIES INC
filed 2017-11-13
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of Registrant’s Common Stock outstanding as of November 6, 2017 was 12,766,546.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$17,842	$29,727
Accounts receivable, net	3,700	3,170
Amounts due from related parties	483	486
Inventory	7,697	5,069
Prepaid expenses and other current assets	730	1,050
Total current assets	30,452	39,502
Property and equipment, net	4,017	1,920
Other assets	61	50
Total assets	$34,530	$41,472

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,093	$1,502
Accrued liabilities	2,090	1,811
Amounts due to related parties	2,029	1,359
Deferred income on shipments to distributors	2,150	1,827
Current portion of long-term debt	1,649	3,884
Total current liabilities	10,011	10,383
Long-term debt, net of current portion	10,414	4,218
Total liabilities	20,425	14,601
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized as of September 30, 2017 and December 31, 2016; no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 12,746,399 and 12,498,128 shares issued and outstanding as of September 30, 2017 and December 31, 2016	1	1
Additional paid-in capital	127,262	123,309
Accumulated deficit	(113,158)	(96,439)
Total stockholders’ equity	14,105	26,871
Total liabilities and stockholders’ equity	$34,530	$41,472

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Product sales	$8,323	$6,346	$22,405	$18,335
Product sales - related party	610	662	1,810	1,396
Licensing and royalty revenue	75	156	379	299
Licensing and royalty revenue - related party	—	—	1,219	—
Total revenue	9,008	7,164	25,813	20,030
Cost of sales	3,753	2,859	10,549	8,563
Gross profit	5,255	4,305	15,264	11,467
Operating expenses:
Research and development	6,420	3,111	19,236	14,342
General and administrative	3,031	1,586	8,669	4,881
Sales and marketing	1,112	788	3,331	2,476
Total operating expenses	10,563	5,485	31,236	21,699
Loss from operations	(5,308)	(1,180)	(15,972)	(10,232)
Interest expense	(178)	(798)	(584)	(1,982)
Other income, net	40	534	83	814
Loss on extinguishment of debt	—	—	(246)	—
Net loss and comprehensive loss	$(5,446)	$(1,444)	$(16,719)	$(11,400)
Net loss per common share, basic and diluted	$(0.43)	$(0.54)	$(1.35)	$(4.40)
Weighted-average shares used to compute net loss per common share, basic and diluted	12,559,812	2,657,574	12,425,390	2,589,704

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(16,719)	$(11,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	837	598
Loss on disposal of property and equipment	—	80
Stock-based compensation	1,511	520
Change in fair value of redeemable convertible preferred stock warrant liability	—	(32)
Non-cash loss on extinguishment of debt	185	—
Change in fair value of derivative liability	—	(798)
Non-cash interest expense	188	1,066
Compensation expense related to vesting of common stock to GLOBALFOUNDRIES	1,224	751
Changes in operating assets and liabilities:
Accounts receivable	(530)	(417)
Amounts due from related parties	3	(55)
Inventory	(2,628)	(1,127)
Prepaid expenses and other current assets	320	(277)
Other assets	(11)	(21)
Accounts payable	574	598
Accrued liabilities	279	204
Amounts due to related parties	(77)	2,959
Deferred income on shipments to distributors	323	206
Deferred revenue	—	(187)
Net cash used in operating activities	(14,521)	(7,332)
Cash flows from investing activities
Purchases of property and equipment	(2,170)	(596)
Net cash used in investing activities	(2,170)	(596)
Cash flows from financing activities
Proceeds from convertible promissory notes-related party	—	8,500
Proceeds from debt	12,000	1,500
Payments on debt	(8,356)	(598)
Payments of debt issuance costs	(49)	(40)
Payments on capital lease obligation	(7)	(179)
Payments of deferred offering costs	—	(1,611)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	1,218	48
Net cash provided by financing activities	4,806	7,620
Net decrease in cash and cash equivalents	(11,885)	(308)
Cash and cash equivalents at beginning of period	29,727	2,307
Cash and cash equivalents at end of period	$17,842	$1,999
Supplementary cash flow information:
Interest paid	$396	$916
Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and amounts due to related parties	$764	$—
Purchase of property and equipment under capital lease obligations	$—	$34
Deferred offering costs recorded in accounts payable and accrued liabilities	$—	$1,490

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

Ability to continue as a going concern

The Company believes that its existing cash and cash equivalents as of September 30, 2017, coupled with its anticipated growth and sales levels will be sufficient to meet its anticipated cash requirements through November 30, 2018. The Company’s future capital requirements beyond November 30, 2018 will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. The Company may be required to seek additional equity or debt financing, and such additional financing may not be available on acceptable terms or at all. If the Company is unable to raise additional capital or generate sufficient cash from operations to adequately fund its operations, it will need to curtail planned activities to reduce costs. Doing so will likely harm its ability to execute on its business plan.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

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

	Revenue							Accounts Receivable, net
	Three Months Ended				Nine Months Ended			As of		As of
	September 30,				September 30,			September 30,		December 31,
Customers	2017		2016		2017	2016		2017		2016
Customer A	18%		22%		17%	23%		15%		12%
Customer B	*	%	*	%	* %	*	%	11%		13%
Customer C	*	%	*	%	10%	*	%	*	%	10%
Customer D	16%		11%		14%	11%		*	%	18%

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

The following table sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$18,254	$—	$—	$18,254
Total assets measured at fair value	$18,254	$—	$—	$18,254

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$29,869	$—	$—	$29,869
Total assets measured at fair value	$29,869	$—	$—	$29,869

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

At September 30, 2017, the Company had $3.3 million of deferred revenue and $1.1 million of deferred cost of sales, resulting in the recognition of $2.2 million of deferred income on shipments to distributors. At December 31, 2016, the Company had $2.9 million of deferred revenue and $1.1 million of deferred cost of sales, resulting in the recognition of $1.8 million of deferred income on shipments to distributors.

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

Recently Issued Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. As described in the Company's significant accounting policies, the Company currently defers the revenue and cost of sales on shipments to distributors until the distributor sells the product to their end customer. Upon adoption of ASU 2014-09, and subsequent improvements including ASU 2015-14, Deferral of Effective Date, ASU 2016-08, Principal versus Agent Considerations, ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow Scope Improvements and Practical Expedients, the Company will no longer defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. The Company plans on adopting this standard on January 1, 2018 retrospectively, applying the guidance to each prior period presented. The Company has determined that the most significant change will be related to the accounting for distributor arrangements whereby revenue will be recognized at the time of sale to the distributor at amounts equal to the estimate of the final selling price.

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

3. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$644	$853
Work-in-process	5,362	3,152
Finished goods	1,691	1,064
Total inventory	$7,697	$5,069

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued payroll-related expenses	$1,075	$1,045
Deferred licensing revenue	42	229
Deferred rent	221	248
Accrued sales commissions payable to sales representatives	136	193
Other	616	96
Total accrued liabilities	$2,090	$1,811

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

2017 Credit Facility

On May 4, 2017, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“2017 Credit Facility”) for a $12.0 million term loan. The term loan provides for interest at a floating rate equal to the prime rate minus 0.75%. As of September 30, 2017, the interest rate was 3.50%. The term loan provides for a period of interest-only payments through April 30, 2018, followed by fixed principal and interest payments based on either a 24-month amortization schedule or a 36-month amortization schedule if the Company meets certain sales milestones. The Company is required to comply with certain covenants under the 2017 Credit Facility, including requirements to maintain a minimum liquidity ratio, meet certain revenue targets, and restrictions on certain actions without the consent of the lender, such as the disposal and acquisition of its business or property, changes in business, and mergers or acquisitions. An end of term fee of 6% of the amount borrowed must be made when the loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment is being accreted using the effective interest method.

Security for the 2017 Credit Facility includes all of the Company’s assets except for intellectual property. The 2017 Credit Facility contains customary covenants restricting the Company’s activities, including limitations on its ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, incur indebtedness or grant liens or negative pledges on its assets, make loans or make other investments. Under these covenants, the Company is prohibited from paying dividends with respect to its capital stock. The Company was in compliance with all covenants at September 30, 2017. The 2017 Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the term loan. As of September 30, 2017, management does not believe that it is probable that the clause will be triggered within the next twelve months, and therefore the term loan is classified as long-term.

The carrying value of the Company’s 2017 Credit Facility at September 30, 2017 was as follows (in thousands):

	Current	Long-Term
	Portion	debt	Total
Debt, including end of term fee	$1,667	$11,053	$12,720
Less:
Discount attributable to end of term fee and debt issuance costs	(18)	(639)	(657)
Net carrying value of debt	$1,649	$10,414	$12,063

The carrying value of the Company’s Prior Facilities at December 31, 2016 was as follows (in thousands):

	Current	Long-Term
	Portion	debt	Total
Debt, including end of term fee	$4,054	$4,301	$8,355
Less:
Discount attributable to warrants, end of term fee and debt issuance cost	(177)	(83)	(260)
Net carrying value of debt	$3,877	$4,218	$8,095

6. Stock-Based Compensation

The following table summarizes the stock option activity for the nine months ended September 30, 2017:

		Options Outstanding
			Weighted-	Weighted-
			Average	Average
	Options		Exercise	Remaining	Aggregate
	Available for	Number of	Price Per	Contractual	Intrinsic
	Grant	Options	Share	Life (years)	Value
					(In thousands)
Balance—December 31, 2016	342,500	1,414,730	$5.28	7.6	$4,267
Options authorized	374,944	—
RSUs granted	(10,000)	—
Options granted	(646,900)	646,900	13.87
Options exercised	—	(230,347)	4.76		1,981
Options cancelled/forfeited	234,973	(235,868)	6.26
Balance—September 30, 2017	295,517	1,595,415	8.69	6.9	$13,406
Options exercisable—September 30, 2017		760,459	4.93	4.1	$9,247
Options vested and expected to vest—September 30, 2017		1,595,415	8.69	6.9	$13,406

The total grant date fair value of options vested was $236,000 and $129,000 during the three months ended September 30, 2017 and 2016, respectively, and $1.1 million and $415,000 for the nine months ended September 30, 2017 and 2016, respectively.

The weighted-average grant date fair value of employee options granted during the three months ended September 30, 2017 and 2016 was $9.22 and $3.86 per share, respectively, and during the nine months ended September 30, 2017 and 2016 was $7.80 and $3.86 per share, respectively.

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

The maximum aggregate number of shares of common stock that may be issued pursuant to the exercise of purchase rights under the Company’s ESPP that are granted to employees or to employees of any of the Company’s designated affiliates is 96,153 shares. Additionally, the number of shares of common stock reserved for issuance under the Company’s ESPP will increase automatically each year, beginning on January 1, 2017, and continuing through and including January 1, 2026, by 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number as determined by the board of directors. Shares subject to purchase rights granted under the Company’s ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company’s ESPP. The first purchase period under the 2016 ESPP commenced on October 12, 2016 and ended on April 12, 2017. The second purchase period began on April 13, 2017 and ended on October 12, 2017. The Company had 203,210 shares available for future issuance under the Company’s ESPP as of September 30, 2017. Employees purchased 17,924 shares for $122,000 during the nine months ended September 30, 2017.

Modification of Stock Awards

During the three months ended September 30, 2017, the Company entered into a Separation Agreement with its former Chief Executive Officer which resulted in the acceleration in the vesting of certain unvested stock options as well as the extension of the exercise period for all vested options. As a result of the modification, the Company recorded stock-based compensation expense of $310,000 during the three months ended September 30, 2017 to reflect the revised service period for the stock options and related vesting of shares that would otherwise not have vested.

Restricted Stock Units

In September 2017, the Company’s board of directors authorized the issuance of Restricted Stock Units (“RSUs”), under the 2016 Plan and adopted a form of Restricted Stock Unit Award Agreement, which is intended to serve as a standard form agreement for RSU grants issued to employees, executive officers, directors and consultants.

The following table summarizes RSU activity for the nine months ended September 30, 2017:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Exercise
	Restricted Stock	Price Per
	Units	Share

Balance—December 31, 2016	—	$—
Granted	10,000	16.25
Balance—September 30, 2017	10,000	$16.25

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of September 30, 2017, there was $149,000 of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 0.9 years.

Stock-based Compensation Expense

The Company recognized stock-based compensation expense from awards granted to employees and non-employees under its equity incentive plans and from its ESPP as follows, excluding amounts related to GLOBALFOUNDRIES, Inc. (“GF”) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$122	$99	$367	$188
General and administrative	499	182	938	282
Sales and marketing	51	28	206	50
Total	$672	$309	$1,511	$520

As of September 30, 2017, there was $6.2 million of total unrecognized compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 3.3 years.

Employee Stock-based Compensation

Stock-based compensation expense for employees was $685,000 and $279,000 for the three months ended September 30, 2017 and 2016, respectively, and $1.4 million and $480,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

	2016 Plan		2016 ESPP
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Expected volatility	47.2-61.1%	44.4-45.1%	49.3- 66.2%	—%
Risk-free interest rate	1.93-2.10%	1.12-1.36%	0.5-1.0%	—%
Expected term (in years)	5.8-6.1	5.2-6.1	0.5-0.6	—
Dividend yield	—%	—%	—%	—%

Non-employee Stock-based Compensation

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options vest. During the three and nine months ended September 30, 2017, the Company granted 12,800 stock options to non-employees. During the three and nine months ended September 30, 2016, the Company granted 21,633 stock options to non-employees. As of September 30, 2017, options to purchase 24,453 shares of common stock were outstanding with a weighted-average exercise price of $5.57 per share. Stock-based compensation expense for non-employees was $(13,000) and $30,000 for the three months ended September 30, 2017 and 2016, respectively, and $86,000 and $40,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

As of September 30, 2017, $25,000 was receivable from GF. There were no amounts receivable from GF as of December 31, 2016. As of September 30, 2017 and December 31, 2016, $1.6 million and $979,000, respectively, were payable to GF for the Company’s share of the project costs under the JDA. During the three and nine months ended September 30, 2017, the Company purchased research and development equipment from GF for $485,000 and $747,000, respectively, which were included in Property and equipment, net as of September 30, 2017. There were no such purchases from GF as of December 31, 2016. The Company incurred project costs, recognized as research and development expense, of $850,000 and $480,000 for the three months ended September 30, 2017 and 2016 respectively, and $4.1 million and $2.4 million for the nine months ended September 30, 2017 and 2016, respectively. The Company entered into a Statement of Work #4B (the “SOW 4B”) under the JDA with GF effective August 31, 2016. Under SOW 4B, the Company will collaborate with GF in planning, designing and supporting evaluation of 22nm embedded MRAM arrays. The Company is eligible to receive three substantive milestone payments from this collaboration: (a) $569,000 was due upon the delivery of the Company’s database of bias system schematics; (b) $650,000 was due upon the delivery of a Graphic Design Database System package; and (c) $406,000 is due upon demonstration that the embedded MRAM array meets the specifications agreed upon by the two parties. Two of the milestones were achieved during the nine months ended September 30, 2017. There was no revenue recognized from GF for the three months ended September 30, 2017. The Company recognized revenue of $1.2  million from GF in the nine months ended September 30, 2017. There was no revenue from GF for the three and nine months ended September 30, 2016.

On October 21, 2014, GF participated, along with other investors, in the Company’s Series B redeemable convertible preferred stock financing and purchased 192,307 shares at $26.00 per share. Contemporaneously, the Company sold 461,538 shares of its common stock to GF at a discounted price of $0.00026 per share. The common shares vest upon the achievement of a goal as set forth in the Statement of Work #1 (the “SOW”) under the JDA. The unvested common shares are subject to repurchase by the Company, if the JDA is terminated for any reason, for a one-year period after such termination, at a price that is the lower of the original price paid by GF or the fair value of the Company’s common stock as of the date of repurchase. The Company has determined that the issuance of these shares of common stock to GF represents compensation for services to be provided under the JDA. Accordingly, the shares are accounted for similar to a stock award granted to a non-employee of the Company and are remeasured to their fair value as they vest. Although the shares issued do not commence vesting until the achievement of the product qualification (the “Initial Measurement Date”), the Company has deemed it probable that the qualification requirement will be met and compensation expense related to the shares issued is being recognized prior to the Initial Measurement Date. Due to the vesting conditions, there will be multiple measurement dates, occurring on the Initial Measurement Date and at the end of each month thereafter. The fair value of vesting shares is effectively fixed at each measurement date while the fair value of the remaining unvested shares will be remeasured each subsequent measurement date until the shares are fully vested. During the year ended December 31, 2016, GF achieved the product qualification as set forth under the SOW. As such, a total of 211,538 shares of common stock became vested on August 21, 2016, the designated Initial Measurement Date. Subsequent to the Initial Measurement Date through September 30, 2017, an additional 125,000 shares of common stock became vested. As of September 30, 2017, there were 125,000 shares unvested that were subject to repurchase.

The Company recognized non-cash compensation expense of $508,000 and $(691,000) during the three months ended September 30, 2017 and 2016, respectively, and $1.2 million and $751,000 for the nine months ended September 30, 2017 and 2016, respectively, in research and development expense related to the vesting of the shares of common stock. The Company recognizes compensation expense based on the estimated fair value of the common stock at each reporting period, which was $17.09 and $8.29 per share as of September 30, 2017 and December 31, 2016, respectively.

Transactions with Freescale

The Company has entered into various transactions with Freescale (a wholly-owned subsidiary of NXP), a related party due to its equity ownership in the Company. The Company leases its manufacturing facility in Chandler, Arizona, from Freescale and total rent expense was $250,000 and $268,000 during the three months ended September 30, 2017 and 2016, respectively, and $718,000 and $803,000 for the nine months ended September 30, 2017 and 2016, respectively. Freescale also performs processing of the Company’s products in its facility which are capitalized as part of the cost of inventory. The total processing costs incurred by the Company were $786,000 and $702,000 for the three months ended September 30, 2017 and 2016, respectively, and $2.4 million and $2.0 million for the nine months ended September 30, 2017 and 2016, respectively. In addition, Freescale is one of the Company’s largest customers for the sale of embedded wafers, and total revenue from Freescale was $610,000 and $662,000 during the three months ended September 30, 2017 and 2016, respectively, and $1.8 million and $1.4 million for the nine months ended September 30, 2017 and 2016, respectively. In the three and nine months ended September 30, 2017, the Company purchased wafers for its Condor product from Freescale for $317,000 and $708,000, respectively, which are included in inventory as of September 30, 2017. Amounts due from Freescale were $458,000 and $486,000 at September 30, 2017 and December 31, 2016, respectively. Amounts due to Freescale were $469,000 and $380,000 at September 30, 2017 and December 31, 2016, respectively.

8. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(5,446)	$(1,444)	$(16,719)	$(11,400)
Denominator:
Weighted-average common shares outstanding	12,700,802	3,023,794	12,595,015	3,019,238
Less: weighted-average unvested common shares subjected to repurchase	(140,990)	(366,220)	(169,625)	(429,534)
Weighted-average common shares outstanding used to calculate net loss per common share, basic and diluted	12,559,812	2,657,574	12,425,390	2,589,704
Net loss per common share, basic and diluted	$(0.43)	$(0.54)	$(1.35)	$(4.40)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Redeemable convertible preferred stock on an as-converted basis	—	2,486,199	—	2,486,199
Options to purchase common stock	1,595,415	1,262,294	1,595,415	1,262,294
Restricted stock units	10,000	—	10,000	—
Common stock subject to repurchase	125,000	240,385	125,000	240,385
Redeemable convertible preferred stock warrants on an as-converted basis	—	27,690	—	27,690
Common stock warrants	27,690	—	27,690	—
Total	1,758,105	4,016,568	1,758,105	4,016,568

9. Subsequent Events

In October 2017, the Company entered into an amendment to its lease with Freescale in Chandler, Arizona to add 17,951 square feet of office space. The initial term of this amendment to the lease ends on January 31, 2022. The amendment provides the Company with 11 months free rent for the additional space, and total additional lease payments under the amendment will be $1.1 million over the initial lease term.

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

We work directly with our customers to have our MRAM devices designed into and qualified for their products. Although we maintain direct sales, support, and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 80% and 76% for the three months ended September 30, 2017 and 2016, respectively, and 75% and 79% for the nine months ended September 30, 2017 and 2016, respectively, of our revenue from products sold through distributors.

We maintain a direct selling relationship, for strategic purposes, with several key customer accounts. Our direct sales personnel and representatives are organized into three primary regions: North America; Europe, Middle East and Africa (EMEA); and Asia-Pacific (APAC). In North America, our revenue was $1.7 million and $2.1 million for the three months ended September 30, 2017 and 2016, and $4.5 million and $5.0 million for the nine months ended September 30, 2017 and 2016, respectively. In EMEA, our revenue was $2.0 million and $1.5  million for the three months ended September 30, 2017 and 2016, respectively, and $5.4 million and $4.1 million for the nine months ended September 30, 2017 and 2016, respectively. In APAC, our revenue was $5.3 million and $3.6 million for the three months ended September 30, 2017 and 2016, respectively, and $15.9 million and $10.9 million for the nine months ended September 30, 2017 and 2016, respectively. We recognize revenue by geography based on the region in which our products are sold, and not to where the end products are shipped.

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

During the three and nine months ended September 30, 2017, we continued to invest in research and development to support the development and production of our second generation of MRAM technology. We believe our continued investment will allow us to continue to develop and deploy products based on our Spin-Torque MRAM (“ST-MRAM”) technology. Our research and development expenses were $6.4 million and $3.1 million for the three months ended September 30, 2017 and 2016, respectively, and $19.2 million and $14.3 million for the nine months ended September 30, 2017 and 2016, respectively. We expect that our research and development expenses will increase in the future as we continue to develop our MRAM technology internally and through our joint development agreement with GLOBALFOUNDRIES.

Our principal executive offices are located in Chandler, Arizona. The facility accommodates our principal sales, marketing and research and development. Also in Chandler, we lease office space, clean room space, and laboratory space for our 200mm production and research and development functions. Our primary product design personnel are located in our office in Austin, Texas.

We recorded revenue of $9.0 million and $7.2 million for the three months ended September 30, 2017 and 2016, respectively, and $25.8 million and $20.0 million for the nine months ended September 30, 2017 and 2016, respectively; gross margin was 58.3% and 60.1% for the three months ended September 30, 2017 and 2016, respectively and 59.1%  and 57.2% for the nine months ended September 30, 2017 and 2016, respectively; and our net loss was  $5.4 million and $1.4 million for the three months ended September 30, 2017 and 2016, respectively, and $16.7 million and $11.4 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had 94 employees, approximately half of whom are engaged in research and development.

Key Metrics

We monitor a variety of key financial metrics to help us evaluate growth trends, establish budgets, measure the effectiveness of our business strategies and assess operational efficiencies. These financial metrics include revenue, gross margin, operating expenses and operating income determined in accordance with GAAP. Additionally, we monitor and project cash flow to determine our sources and uses for working capital to fund our operations. We also monitor Adjusted EBITDA, a non-GAAP financial measure.  We define Adjusted EBITDA as net income or loss adjusted for interest expense, tax, depreciation and amortization, stock-based compensation expense, and compensation expense related to the vesting of common stock held by GLOBALFOUNDRIES resulting from our joint development agreement.

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

The following table presents a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Adjusted EBITDA reconciliation:
Net loss	$(5,446)	$(1,444)	$(16,719)	$(11,400)
Depreciation and amortization	327	218	837	598
Stock-based compensation expense	672	309	1,511	520
Compensation expense related to vesting of GLOBALFOUNDRIES common stock	508	(691)	1,224	751
Interest expense	178	798	584	1,982
Adjusted EBITDA	$(3,761)	$(810)	$(12,563)	$(7,549)

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

Customer concentration.  A relatively small number of end customers have historically accounted for a significant percentage of our revenue. Revenue, including through distributors, from NXP, STMicroelectronics, Novomatic Gaming Industries, Broadcom and Dell, collectively, accounted for approximately 32% and 34% of our total revenue in the three and nine months ended September 30, 2017, respectively. None of these customers accounted for in excess of 10% of our total revenue in the three and nine months ended September 30, 2017.  Revenue, including through distributors, from Dell, Broadcom, STMicroelectronics, NXP, and Hyundai Mobis, collectively, accounted for 39% and 36% of our total revenue in the three and nine months ended September 30, 2016, respectively. None of these customers accounted for in excess of 10% of our total revenue in the three and nine months ended September 30, 2016. It would be difficult to replace lost revenue resulting from the loss, reduction, cancellation or delay in purchase orders by any one of these customers. Consolidation among our customers may further concentrate our customer base and expose us to increased risks relating to increased customer concentration. In addition, any significant pricing pressure exerted by a significant customer could adversely affect our operating results.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Product sales	$8,933	$7,008	$24,215	$19,731
Licensing and royalty revenue	75	156	1,598	299
Total revenue	9,008	7,164	25,813	20,030
Cost of sales	3,753	2,859	10,549	8,563
Gross profit	5,255	4,305	15,264	11,467
Operating expenses:
Research and development	6,420	3,111	19,236	14,342
General and administrative	3,031	1,586	8,669	4,881
Sales and marketing	1,112	788	3,331	2,476
Total operating expenses	10,563	5,485	31,236	21,699
Loss from operations	(5,308)	(1,180)	(15,972)	(10,232)
Interest expense	(178)	(798)	(584)	(1,982)
Other income, net	40	534	83	814
Loss on extinguishment of debt	—	—	(246)	—
Net loss	$(5,446)	$(1,444)	$(16,719)	$(11,400)

The following table sets forth the statements of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Total revenue	100%	100%	100%	100%
Cost of sales	42	40	41	43
Gross profit	58	60	59	57
Operating expenses:
Research and development	71	43	75	72
General and administrative	34	22	34	24
Sales and marketing	12	11	13	12
Total operating expenses	117	76	122	108
Loss from operations	(59)	(16)	(63)	(51)
Interest expense	(2)	(11)	(2)	(10)
Other income, net	—	7	—	4
Loss on extinguishment of debt	—	—	(1)	—
Net loss	(61)%	(20)%	(66)%	(57)%

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenue

	Three Months Ended
	September 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Product sales	$8,933	$7,008	$1,925	27%
Licensing and royalty revenue	75	156	(81)	(52)%
Total revenue	$9,008	$7,164	$1,844	26%

Total revenue increased by $1.8 million or 26%, from $7.2 million during the three months ended September 30, 2016, to $9.0 million during the three months ended September 30, 2017. Product sales increased by $1.9 million or

27%, from $7.0 million during the three months ended September 30, 2016, to $8.9 million during the three months ended September 30, 2017. The increase in product sales was due to increased sales volume and mix in our first generation MRAM products.

Licensing and royalty revenue is a highly variable revenue item characterized by a small number of transactions annually with revenues based on size and terms of each transaction.  Licensing and royalty revenue decreased by $0.1 million, from $0.2  million during the three months ended September 30, 2016, to $0.1 million during the three months ended September 30, 2017. The decrease was primarily due to decreased royalty revenue due to a decline in customer usage.

Cost of Sales and Gross Margin

	Three Months Ended
	September 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Cost of sales	$3,753	$2,859	$894	31%
Gross margin	58.3%	60.1%

Cost of sales increased by $0.9 million or 31%, from $2.9 million during the three months ended September 30, 2016, to $3.8 million during the three months ended September 30, 2017. The increase was due to the significant increase in product sales in the three months ended September 30, 2017.

Gross margin decreased from 60.1% during the three months ended September 30, 2016, to 58.3% during the three months ended September 30, 2017. The decrease was primarily due to product mix.

Operating Expenses

	Three Months Ended
	September 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Research and development	$6,420	$3,111	$3,309	106%
General and administrative	3,031	1,586	1,445	91%
Sales and marketing	1,112	788	324	41%
Total operating expenses	$10,563	$5,485	$5,078	93%

Research and Development Expenses. Research and development expenses increased by $3.3 million or 106%, from $3.1 million during the three months ended September 30, 2016, to $6.4 million during the three months ended September 30, 2017. The increase was primarily due to a $1.6 million increase in supplies and maintenance, a $1.2 million increase in the amount attributable to the vesting of shares of common stock issued to GLOBALFOUNDRIES driven by the stock price component of the expense, a $0.4 million increase in expenses from our joint development agreement with GLOBALFOUNDRIES due to the use of more technologically advanced materials, and a $0.1 million increase in employee and contract labor costs due to increased headcount.

General and Administrative Expenses. General and administrative spending increased by $1.4 million or 91%, from $1.6 million during the three months ended September 30, 2016, to $3.0 million during the three months ended September 30, 2017. The increase was primarily due to a $0.5 million increase in professional services incurred due to becoming a publicly traded company, such as accounting services, insurance, legal and investor relations, and a $0.8 million increase in employee and contract labor costs primarily due to our change in Chief Executive Officer.

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.3 million or 41%, from $0.8 million during the three months ended September 30, 2016, to $1.1 million during the three months ended September 30, 2017. The increase was primarily attributable to a $0.1 million increase in employee and contract labor costs and a $0.2 million increase in travel expenses as a result of increased headcount to drive growth.

Interest Expense

	Three Months Ended
	September 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Interest expense	$178	$798	$(620)	(78)%

Interest expense decreased by $0.6 million or 78%, from $0.8  million during the three months ended September 30, 2016, to $0.2 million during the three months ended September 30, 2017. The decrease was primarily related to an overall  $0.6 million decrease in the interest payable to GLOBALFOUNDRIES,  interest on our 2016 convertible promissory notes and lower interest expense on our 2017 Credit Facility with Silicon Valley Bank, compared to our prior facility with Ares Venture Finance.

Other Income, Net

	Three Months Ended
	September 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Other income, net	$40	$534	$(494)	(93)%

Other income, net was $40,000 during the three months ended September 30, 2017 compared to $0.5 million during the three months ended September 30, 2016. The change was primarily related to the fair value remeasurement of our warrant liabilities which were reclassified to equity upon the IPO in October 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Revenue

	Nine Months Ended
	September 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Product sales	$24,215	$19,731	$4,484	23%
Licensing and royalty revenue	1,598	299	1,299	* %
Total revenue	$25,813	$20,030	$5,783	29%

*Not meaningful

Total revenue increased by $5.8 million or 29%, from $20.0 million during the nine months ended September 30, 2016, to $25.8 million during the nine months ended September 30, 2017. Product sales increased by $4.5 million or 23%, from $19.7 million during the nine months ended September 30, 2016, to $24.2 million during the nine months ended September 30, 2017. The increase was primarily due to $3.9 million in increased sales volume and mix in our first generation MRAM products and a  $0.6 million increase in sales of our Legacy products.

Licensing and royalty revenue is a highly variable revenue item characterized by a small number of transactions annually with revenues based on size and terms of each transaction.  Licensing and royalty revenue increased by $1.3 million from $0.3 million during the nine months ended September 30, 2016, to $1.6 million during the nine months ended September 30, 2017. The increase was primarily due to $1.2 million in milestones earned for the achievement of specified events during the nine months ended September 30, 2017, from GLOBALFOUNDRIES.

Cost of Sales and Gross Margin

	Nine Months Ended
	September 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Cost of sales	$10,549	$8,563	$1,986	23%
Gross margin	59.1%	57.2%

Cost of sales increased by $2.0 million or 23%, from $8.6 million during the nine months ended September 30, 2016, to $10.6 million during the nine months ended September 30, 2017. The increase was primarily due to increased sales volume offset in part by higher yields on our Gen 1 MRAM products.

Gross margin increased from 57.2 % during the nine months ended September 30, 2016, to 59.1% during the nine months ended September 30, 2017. The increase was primarily due to increased sales, product mix and higher yields on our Gen 1 MRAM products.

Operating Expenses

	Nine Months Ended
	September 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Research and development	$19,236	$14,342	$4,894	34%
General and administrative	8,669	4,881	3,788	78%
Sales and marketing	3,331	2,476	855	35%
Total operating expenses	$31,236	$21,699	$9,537	44%

Research and Development Expenses. Research and development expenses increased by $4.9 million or 34%, from $14.3 million during the nine months ended September 30, 2016, to $19.2 million during the nine months ended September 30, 2017. The increase was primarily due to a $2.6 million increase in equipment maintenance and supplies expenses related to the move to our new office and laboratory space in March 2017 and more purchases in the nine months ended September 30, 2017 compared to the same period in 2016,  a $1.6 million increase in expenses incurred in our joint development agreement with GLOBALFOUNDRIES due to the use of more technologically advanced materials, a $0.6 million increase in employee and contact labor costs due to an increase in headcount, bonuses and stock-based compensation expense, and a $0.5 million increase in the amount attributable to the vesting of shares of common stock issued to GLOBALFOUNDRIES due to revaluing shares. The increases were partially offset by an increase in the allocation of expenses to cost of goods sold due to an increase in production in 2017.

General and Administrative Expenses. General and administrative spending increased by $3.8 million or 78%, from $4.9 million during the nine months ended September 30, 2016, to $8.7 million during the nine months ended September 30, 2017. The increase was primarily due to a $2.1 million increase in professional services incurred due to becoming a publicly traded company, such as accounting services, insurance, legal and investor relations, and a $1.6 million increase in employee and contract labor costs due to an increase in headcount, of which $0.6 million was due to our change in Chief Executive Officer and $1.0 million was due to increases in headcount and stock-based compensation expense.

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.9 million or 35%, from $2.5 million during the nine months ended September 30, 2016, to $3.3 million during the nine months ended September 30, 2017. The increase was primarily due to a $0.9 million increase in employee and contract labor costs as a result of higher headcount and an increase in salaries, bonuses and stock-based compensation expense.

Interest Expense

	Nine Months Ended
	September 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Interest expense	$584	$1,982	$(1,398)	(71)%

Interest expense decreased by $1.4 million or 71%, from $2.0 million during the nine months ended September 30, 2016, to $0.6 million during the nine months ended September 30, 2017. The decrease was primarily related to a $0.9 million decrease in interest expense on our 2016 convertible promissory notes and a $0.5 million decrease due to lower interest expense on our 2017 Credit Facility with Silicon Valley Bank, compared to our prior facility with Ares Venture Finance.

Other Income, Net

	Nine Months Ended
	September 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Other income, net	$83	$814	$(731)	(90)%

Other income, net was $83,000 during the nine months ended September 30, 2017 compared to $0.8 million during the nine months ended September 30, 2016. The decrease was primarily related to the fair value remeasurement of our warrant liabilities which were reclassified to equity upon the IPO in October 2016.

Loss on extinguishment of debt

	Nine Months Ended
	September 30,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Loss on extinguishment of debt	$246	$—	$246	*

*Not meaningful

Loss on extinguishment of debt was $0.2 million during the nine months ended September 30, 2017 due to the payoff of our prior facility with Ares Venture Finance in May 2017. There was no such loss during the nine months ended September 30, 2016.

Liquidity and Capital Resources

We have generated significant losses since our inception and had an accumulated deficit of $113.2 million as of September 30, 2017. As of September 30, 2017, we had $17.8 million of cash and cash equivalents, compared to $29.7 million as of December 31, 2016.

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

We believe that our existing cash and cash equivalents as of September 30, 2017, coupled with our anticipated growth and sales levels will be sufficient to meet our anticipated cash requirements through November 30, 2018. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. If we need to raise additional capital to fund our operations, we may be required to seek additional equity or debt financing, and such additional financing may not be available to us on acceptable terms or at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs and extend the time period over which our current resources will be able to fund operations. Doing so will likely harm our ability to execute on our business plan.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
Cash used in operating activities	$(14,521)	$(7,332)
Cash used in investing activities	(2,170)	(596)
Cash provided by financing activities	4,806	7,620

Cash Flows From Operating Activities

During the nine months ended September 30, 2017, cash used in operating activities was $14.5 million, which consisted of a net loss of $16.7 million, adjusted by non-cash charges of $3.9 million and a change of $1.7 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $1.5 million, compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES under our joint development agreement of $1.2 million, depreciation and amortization of $0.8 million, loss on extinguishment of debt of $0.2 million, and interest expense related to the amortization of debt issuance costs of $0.2 million. The change in our net operating assets and liabilities was primarily due to an increase in inventory of $2.6 million to meet demands of future sales and growing backlog and an increase of $0.5 million in accounts receivable due to timing of cash receipts for outstanding balances. These changes were partially offset by an increase in accounts payable and accrued liabilities of $0.9 million due to the timing of payments, an increase of $0.3 million in deferred income on shipments to distributors, and a decrease of $0.3 million in prepaid and other current assets.

During the nine months ended September 30, 2016, cash used in operating activities was $7.3 million, which consisted of a net loss of $11.4 million, adjusted by non-cash charges of $2.2 million and a change of $1.9 million in our net operating assets and liabilities. The non-cash charges primarily consisted of depreciation and amortization of $0.6 million, stock-based compensation of $0.5 million, change in fair value of the derivative liabilities of $(0.8) million, compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES under our joint development agreement of $0.8 million and non-cash interest of $1.1 million. The change in our net operating assets and liabilities was primarily due to a net increase of $2.7 million in the related party amount due to GLOBALFOUNDRIES in connection with the joint development agreement, an increase of $0.8 million in accounts payable and accrued liabilities due to timing of payments and an increase of $0.2 million in the deferred income on shipments to distributors due to an increase in such activity since year end. These changes were partially offset by an increase of $1.1 million inventory in anticipation of shipments in the fourth quarter, an increase of $0.4 million in accounts receivable due to timing of cash receipts for outstanding balances, and an increase of $0.3 million in prepaid expenses and other assets for advances made for the purchase of wafers.

Cash Flows From Investing Activities

Cash used in investing activities during the nine months ended September 30, 2017, was $2.2 million, primarily for the purchase of manufacturing equipment and capitalized costs related to the move to our new office and laboratory space in Chandler, Arizona.

Cash used in investing activities during the nine months ended September 30, 2016, was $0.6  million, which consisted of capital expenditures primarily for the purchase of manufacturing equipment.

Cash Flows From Financing Activities

During the nine months ended September 30, 2017, cash provided by financing activities was $4.8 million consisting of proceeds of $12.0 million in borrowings, and $1.2 million from stock option exercises and purchases of shares in employee stock purchase plan, offset in part by payments of long-term debt of $8.4 million.

During the nine months ended September 30, 2016, cash provided by financing activities was $7.6 million consisting of proceeds of $8.5 million in borrowings from convertible promissory notes obtained from certain stockholders and a $1.5 million draw down against the revolving loan. These increases were partially offset by payments of offering costs in connection with our IPO of $1.6 million, and payments on long-term debt of $0.6 million and capital lease obligations of $0.2 million.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2017 (in thousands):

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)
Long-term debt, current and non-current, including interest(1)	$2,083	$8,795	$3,081	$—	$13,959
Operating leases	1,510	1,153	552	—	3,215
	$3,593	$9,948	$3,633	$—	$17,174

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

Security for the 2017 Credit Facility includes all of our assets except for Intellectual Property. The 2017 Credit Facility contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying dividends with respect to our capital stock. The 2017 Credit Facility also contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on our business, operations or condition, or on our ability to perform our obligations under the term loan. We were in compliance with all covenants at September 30, 2017.

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

Interest Rate Risk

We are primarily exposed to interest rate risk from variable rate borrowings under our 2017 Credit Facility, and to a lesser extent, from our cash position. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% increase in our borrowing rates would not have a material impact on interest expense on our principal balances as of September 30, 2017 and December 31, 2016.

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

In connection with the audit of our financial statements for the years ended December 31, 2016, 2015 and 2014, we identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the United States. Our management has determined that we had a material weakness in our internal control over financial reporting as of December 31, 2014 and 2015, relating to the design and operation of our financial reporting processes. We have concluded that this material weakness was due to the fact that we did not yet have the appropriate resources with the appropriate level of experience and technical expertise to oversee our closing and financial reporting processes. Our management also determined that we had an additional material weakness in our internal control over financial reporting as of December 31, 2016, relating to information technology general and application controls. We have concluded that this material weakness is due to the current configuration of our ERP system, which is undergoing additional integration.

Our management implemented a plan that contains the following elements to remediate the identified weaknesses:

•    We have hired additional accounting and finance staff members to augment our current staff and to improve the effectiveness of our closing and financial reporting processes;

•    We have completed the transition of our financials to SAP to facilitate the integration with other company data and systems;

•    In May of 2016, we added an independent board member with significant semiconductor CFO experience to chair our audit committee;

•	We have hired an IT Director who has extensive industry experience;

•	We have engaged an external IT Security firm to complete an unbiased Information Security Assessment and execute internal security scans to identify risks and mitigation plan;

•	We have engaged external consultants to assist us with preparation of the financial statements; and

•    We are formalizing our accounting policies and internal controls, including the information technology general controls, and strengthening supervisory reviews by our management;

We expect to complete the last noted measure prior to the year end and will continue to implement measures to remedy our internal control deficiencies in order to meet the deadline imposed by Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm has not assessed the effectiveness of our internal control over financial reporting and, under the JOBS Act, will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company”.

Changes in internal control over financial reporting.

Other than the changes intended to remediate the material weakness noted above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception. We incurred net losses of $16.7 million and $16.7 million for the year ended December 31, 2016 and the nine months ended September 30, 2017, respectively. As of September 30, 2017, we had an accumulated deficit of $113.2 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. Our ability to generate sufficient revenue and to transition to profitability and generate consistent positive cash flows is uncertain. In addition, as a public company, we will incur significant additional legal, accounting and other expenses that we did not incur as a private company. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses, or their impact on our results of operations.

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

We believe that our existing cash and cash equivalents as of September 30, 2017, coupled with our anticipated growth and sales levels will be sufficient to meet our anticipated cash requirements through November 30, 2018. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. We may be required to seek additional equity or debt financing, and we cannot assure you that any such additional financing will be available to us on acceptable terms or at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely harm our ability to execute on our business plan.

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

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our five largest end customers together accounted for  34% of our total revenue for the nine months ended September 30,

2017, but none of these customers accounted for more than 10% of our revenue during the period. Our four largest end customers together accounted for 32% of our total revenue for the year ended December 31, 2016, but none of these customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 7, 2016. As of September 30, 2017, we had used approximately $26.0 million of the proceeds from our IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 17, 2017, we and Phillip LoPresti, our former President and Chief Executive Officer, mutually agreed that Mr. LoPresti would resign as our President and Chief Executive Officer effective August 31, 2017. In connection with his resignation, we entered into a transition and separation agreement with Mr. LoPresti on August 23, 2017 providing that Mr. LoPresti’s last date of employment would be August 31, 2017, following which Mr. LoPresti would no longer serve as President and Chief Executive Officer or as a member of our board of directors, and following such date, Mr. LoPresti would serve as a consultant until February 28, 2018, or such earlier date that his employment is terminated by either him or us. The agreement provides that: (a) Mr. LoPresti would work approximately 10 hours per week during the period from the date of the agreement until his employment terminated; (b) during this period his base salary would be $10,000 per month; and (c) Mr. LoPresti would be entitled to the severance benefits, if Mr. LoPresti signed a liability release in favor of us and allowed the release to become effective: (1) cash severance of twelve months of Mr. LoPresti’s annual base salary to be paid on our regular payroll schedule, plus an amount equal to Mr. LoPresti’s 2017 annual target bonus, pro-rated for the period of employment in 2017; (2) continued health care coverage for up to twelve months consistent with what we currently provide, so long as Mr. LoPresti timely elects such continued coverage; and (3) accelerated vesting of 25,799 shares subject to outstanding stock options as though Mr. LoPresti remained an employee through August 31, 2018, and the ability to exercise all of his vested stock options for a period of twelve months following the effective date of his resignation.

In October 2017, we entered into an amendment to our lease with Freescale in Chandler, Arizona to add 17,951 square feet of office space. The initial term of this amendment to the lease ends on January 31, 2022. The amendment provides us with 11 months free rent for the additional space, and total additional lease payments under the amendment will be $1.1 million over the initial lease term.

Item 6. Exhibits

EXHIBIT INDEX

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	10/13/2016

3.2	Bylaws.	S-1	333-213569	3.6	9/09/2016

4.1	Form of Common Stock Certificate of the Company.	S-1	333-213569	4.1	9/09/2016

4.2	Reference is made to Exhibits 3.1 and 3.2.

10.1	Executive Employment Agreement, dated August 18, 2017 between Everspin Technologies, Inc. and Kevin Conley.	8-K	001-37900	10.1	8/23/2017

10.2*	Separation and Consulting Agreement, dated August 23, 2017 between Everspin Technologies, Inc. and Phillip LoPresti
10.3*	Form of Restricted Stock Unit Award Agreement under the 2016 Equity Incentive Plan

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everspin Technologies, Inc.

Date: November 13, 2017	By:	/s/ Kevin Conley
Kevin Conley
President and Chief Executive Officer
(Principal Executive Officer) and Director

Everspin Technologies, Inc.

Date: November 13, 2017	By:	/s/ Jeffrey Winzeler
Jeffrey Winzeler
Chief Financial Officer
(Principal Financial and Accounting Officer)