Form 10-K
period 2017-12-31
EVERSPIN TECHNOLOGIES INC
filed 2018-03-15
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001‑37900

Everspin Technologies, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	26‑2640654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5670 W. Chandler Boulevard, Suite 100

Chandler, Arizona 85226

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   YES  ◻    NO  ☒

As of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of Registrant held by non-affiliates, based upon the closing sales price for the Registrant’s common stock for such date, as quoted on the Nasdaq Global Market, was approximately $179.5 million. Shares of common stock held by each officer, director and entities affiliated with directors have been excluded because such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations of the Exchange Act. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of March 7, 2018 was 16,635,651.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Report.

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

PART I

Item 1. Business.

Overview

We are the leading provider of magnetoresistive random access memory (MRAM) solutions. Our MRAM solutions offer the persistence of non-volatile memory, a type of memory that retains information even in the absence of power, with the speed and endurance of random access memory (RAM), and enable the protection of mission critical data particularly in the event of power interruption or failure. Our MRAM solutions allow our customers in the industrial, automotive and transportation, and enterprise storage markets to design high performance, power efficient and reliable systems without the need for bulky batteries or capacitors.

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

For the years ended December 31, 2017, 2016, and 2015 we recorded revenue of $35.9 million, $27.1 million, and $26.5 million, gross margin of 59.8%, 54.3%, and 52.7%, and a net loss of $21.1 million, $16.7 million, and $18.2 million, respectively. As of December 31, 2017, we had 90 employees, more than half of whom are engaged in research and development. Our headquarters are located in Chandler, Arizona. Our principal design center is in Austin, Texas, and we have additional sales operations in the Americas, Europe and Asia-Pacific regions.

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

These attributes enable MRAM to be used as a true Persistent Memory, by which we mean a form of memory that has non-volatility that is similar to storage but with performance that is similar to DRAM or SRAM. MRAM has already proven its commercial viability as a discrete and embedded solution in application-specific memory markets and we believe it will become a mainstream memory technology in the future.

Discrete MRAM Market Opportunity

We expect the introduction of increasingly higher density MRAM solutions will result in greater adoption of MRAM technology into a wider range of applications and end markets.

We expect our Toggle MRAM solutions, which have lower bit densities ranging from 128kb to 16Mb, to continue to serve customers in the industrial, automotive and transportation end markets, where products tend to have long product life cycles. As MRAM bit densities increase, we believe MRAM solutions will be well-suited to address a wider range of large and growing markets, such as server and storage, increasing the overall market opportunity for MRAM. We believe our Spin-torque Transfer (STT) MRAM solutions, which are designed to have bit densities at or greater than 256b, will drive the rapid adoption of our products into enterprise storage applications. We believe the introduction of MRAM solutions with bit densities of 1Gb or greater will extend the opportunity for MRAM into additional adjacent markets such as server and mobile computing.

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

Today’s mainstream embedded memory solutions include embedded SRAM (eSRAM), embedded Flash (eFlash), and embedded DRAM (eDRAM). We believe these technologies have process and cost challenges in scaling to advanced CMOS processing nodes at 28nm and below. Embedded MRAM’s (eMRAM) compatibility with CMOS processes, combined with its lower leakage, byte addressability, small cell size and high write-cycle endurance make it well-suited as a replacement for eSRAM, eFlash and eDRAM. We believe the use of eMRAM will be more cost effective for foundries by maintaining compatibility with standard CMOS, thus improving manufacturing efficiency.

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

Our Solutions

We are the only commercial provider of MRAM products. We have a strong track record of innovation in MRAM technology, as demonstrated by our successive introduction of MRAM products that address an increasingly broad spectrum of applications. Our MRAM discrete solutions as well as other offerings are described as follows.

Toggle MRAM

Our Toggle products, which we have been shipping since 2008, are primarily designed to address applications in the industrial, automotive and transportation markets. Our customers in these markets require memory technology that is non-volatile, writes continuously at high speeds to limit data loss, operates in harsh environments, and maintains endurance over long product lifecycles. To address these requirements, we designed our Toggle MRAM products to offer the persistence of non-volatile memory, speeds comparable to SRAM, reliability across a wide temperature range, and virtually unlimited write-cycles. We have designed our Toggle products to be compatible with industry standard interfaces, including standard SRAM, SPI (Serial Peripheral Interface) and QSPI (Quad SPI) interfaces, enabling our customers to replace incumbent memory solutions with our Toggle MRAM solutions. We believe this has been important for the initial success and early adoption of our Toggle products.

Spin-Transfer Torque MRAM

Our STT-MRAM products, which are currently shipping in 256Mb densities, are initially targeted for enterprise storage market, which includes high performance Solid-State Drives (SSDs), Redundant array of independent disks (RAID) and server applications. Our customers require low latency, protection of data against power interruption and failure, high density and reliability. Our STT-MRAM products offered performance comparable to DRAM, and were up to five orders of magnitude faster than flash block writes, non-volatile to protect against power loss, and offer endurance superior to Flash memory. We use our Perpendicular Magnetic Tunnel Junction (PMTJ) technology to deliver bit density and power efficiency increases to create a true Persistent Memory solution. Our STT-MRAM products are designed with derivative standard DDR3 and DDR4 interfaces, which we believe will facilitate market adoption of our products in the enterprise storage and server markets. Our 1Gb density offering is currently in development.

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

Toggle MRAM Technology

Our Toggle MRAM technology uses a magnetic field to program, or write, bits. A significant advantage of this “field switching” is virtually unlimited write endurance, as reversing the free-layer magnetization with a magnetic field does not have any wear-out mechanism. Field Switched MRAM products are currently in production at the 180nm and 130nm nodes.

Field Switched MRAM bit cell. Each bit cell comprises an MTJ connected in series with a select transistor.

STT-MRAM Technology

Our STT-MRAM technologies use the spin-torque transfer property, which is the manipulation of the spin of electrons with a polarizing current, to establish the desired magnetic state of the free layer to program, or write, the bits in the memory array. Spin-transfer torque MRAM (STT-MRAM), provides a significant reduction in switching energy compared to Field-switched (Toggle) MRAM, and is highly scalable, enabling higher density memory products. Our STT-MRAM uses a Perpendicular MTJ. We have developed materials and Perpendicular MTJ stack designs with high perpendicular magnetic anisotropy, which provides long data retention, small cell size, greater density, high endurance and low power.

Schematic depiction of the Perpendicular MTJ bit cell

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

Sales and Marketing

Our MRAM products are used by top-tier customers in the industrial, automotive and transportation, and enterprise storage markets.

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

During the year ended December 31, 2017, more than 600 end customers purchased our products. No end customers accounted for more than 10% of our revenue during 2017 or 2016. Sales to NXP Semiconductors N.V. (NXP) and Avago Technologies Ltd. (Broadcom) whether directly by us or through distributors or contract manufacturers, each accounted for 13% of our revenue for the year ended December 31, 2015. No other end customers accounted for more than 10% of our revenue during 2015. NXP is a customer for our embedded MRAM and sensor solutions. Broadcom is a customer for our Toggle MRAM products.

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

Our typical sales cycle consists of a sales and development process in which our field engineers and sales personnel work closely with our customers’ design engineers. This process can take from three to 18 months to complete, and a successful sales cycle culminates in a design win. Note that some customers for our newer STT-MRAM products may need to modify their controllers to integrate our technology adding additional time to the cycle. Once we establish a relationship with a customer, we continue a sales process to maintain our position and to secure subsequent new design wins at the customer. Each customer lead, whether new or existing, is tracked through our CRM tool and followed in stages of prospect, design in, design win and production. This tracking results in a design win pipeline that provides a measure of the future business potential of the opportunities.

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

Wafer Manufacturing

We manufacture our Toggle MRAM products and provide foundry services for embedded MRAM, licensed MRAM products and MTJ-based sensors in our 200mm manufacturing facility. Our facility is in an ISO‑4 clean room and our equipment is certified for the production of automotive grade products. We actively manage inventory, including automated process flows, process controls and recipe management, and we use standard equipment to manufacture our products.

Our STT-MRAM is produced in a 300mm GLOBALFOUNDRIES fabrication facility.

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

To protect the Toggle MRAM devices from stray magnetic fields, we developed packaging solutions, which we have qualified at independent, industry-leading sub-contractors, including Amkor, OSE, GTC, ChipMos and UTAC. We have successfully qualified our MRAM devices in various packages at temperatures ranging from commercial to automotive grade. As part of our commitment to quality, our quality management system has been certified to ISO 9001:2000 and ISO 14000 standards. Our foundry vendors and sub-contractors are also ISO 9001 and ISO 14001 certified.

STT-MRAM Joint Development Agreement

On October 17, 2014, we entered into a joint development agreement with GLOBALFOUNDRIES Inc., a semiconductor foundry, for the joint development of our STT-MRAM technology. The term of the agreement is the later of four years from the effective date or until the completion, termination, or expiration of the last statement of work entered into pursuant to the joint development agreement.

The joint development agreement also states that the specific terms and conditions for the production and supply of the developed MRAM technology would be pursuant to a separate manufacturing agreement entered into between the parties. See “—STT-MRAM Manufacturing Agreement” below.

Under the joint development agreement, each party granted licenses to its relevant intellectual property to the other party. For certain jointly developed works, the parties have agreed to follow an invention allocation procedure to determine ownership. In addition, GLOBALFOUNDRIES possesses the exclusive right to manufacture our discrete and embedded Spin Transfer Torque MRAM devices developed pursuant to the agreement until the earlier of three years after the qualification of the MRAM device for a particular technology node or four years after the completion of the relevant statement of work under which the device was developed. For the same exclusivity period associated with the relevant device, GLOBALFOUNDRIES agreed not to license intellectual property developed in connection with the agreement to named competitors of ours.

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

STT-MRAM Manufacturing Agreement

On October 23, 2014, we entered into a manufacturing agreement with GLOBALFOUNDRIES Singapore Pte. Ltd. that sets forth the specific terms and conditions for the production and supply of wafers manufactured using our Spin Transfer Torque MRAM technology developed under the joint development agreement with GLOBALFOUNDRIES. Pursuant to that joint development agreement, GLOBALFOUNDRIES possesses certain exclusive rights to manufacture such wafers for our discrete and embedded STT-MRAM devices. Our manufacturing agreement with GLOBALFOUNDRIES includes a customary forecast and ordering mechanism for the supply of certain of our wafers, and we are obligated to order and pay for, and GLOBALFOUNDRIES is obligated to supply, wafers consistent with the binding portion of our forecast. GLOBALFOUNDRIES also has the ability to discontinue its manufacture of any of our wafers upon due notice and completion of the notice period. The initial term of the manufacturing agreement is for three years, which automatically renews for successive one year periods thereafter unless either party provides sufficient advance notice of non-renewal.

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

Backlog

As of December 31, 2017, our backlog was $13.7 million, compared to $7.4 million as of December 31, 2016, and includes all purchase orders scheduled for delivery within the subsequent 12 months. Our business and, to a large extent, that of the entire semiconductor industry, is characterized by short-term orders and shipment schedules. Orders constituting our current backlog are subject to changes in delivery schedules, or to cancellation at the customer's option without significant penalty. Thus, while backlog is useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.

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

Our principal competitors to our Toggle Field Switched MRAM products, which are tailored primarily for the industrial, automotive and transportation, and enterprise storage markets, include companies that offer nonvolatile SRAM (NVSRAM), SRAM, and ferroelectric RAM (FRAM) products, such as Cypress, Fujitsu, Integrated Silicon Solution (ISSI), Macronix, Microchip, Micron, Renesas, Samsung and Toshiba. Our STT-MRAM products are designed primarily for the enterprise storage market, which includes high performance SSDs, RAID systems and servers. Our STT-MRAM products are intended to replace DRAM-based solutions, which comprised DRAM and additional back-up power supply components, such as super capacitors and batteries that are required to make DRAM persistent. Customers typically purchase DRAM and super capacitors and batteries from separate vendors, and pair them together in order to create a DRAM-based solution capable of protecting data against power interruption or loss. Companies that offer DRAM devices include Hynix, Micron, Samsung, and several other smaller companies. In the future we may also face competition from companies developing MRAM technologies, such as Avalanche, Spin Transfer Technologies, Samsung and other larger and smaller semiconductor companies. We may also face indirect competition from RRAM, 3D XPoint and NAND Flash manufacturers in some market applications.

Our sensor products compete with giant magnetoresistive (GMR), anisotropic magnetoresistive (AMR) and Hall effect sensors supplied by Alps, Asahi Kasei Microdevices, Crocus, Fairchild, Invensys (now Schneider), Kionix and Micronix.

Our ability to compete successfully in the market for our products is based on a number of factors, including:

•	our product attributes and specifications;
•	customer adoption of MRAM technology despite the price per bit premium of our products verses competing technologies;
•	successful controller supplier and customer engagements throughout the product life cycle;
•	high quality and reliability as measured by our customers;
•	the ease of implementation of our products by customers;
•	preferred supplier status at numerous customers and ODMs
•	manufacturing expertise and strength;
•	reputation and strength of customer relationships;
•	competitive pricing in the market against the competition while maintaining our gross margin profile;

and

•	our success in meeting the needs of future customer requirements through continued development of new products.

We believe we compete favorably with respect to each of these factors.

Intellectual Property

Our success depends, in part, on our ability to protect our products and technologies from unauthorized third-party copying and use. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections. As of December 31, 2017, we held 399 issued patents that expire at various times between December 31, 2017,and October 2036, and had 145 patent applications pending. Included in our issued patents and pending applications are patents/applications in the United States, China, Europe, France, Germany, Japan, the Republic of Korea, Italy, Singapore, Taiwan, and the United Kingdom.

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

We seek to enforce our IP and to monetize our patent portfolio through licensing of third parties in return for cash remuneration, patent cross licenses or both. We anticipate that we will recognize revenue from licensing our IP during the first quarter of 2018 which, if that occurs, would be revenue in addition to product sales.

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

Employees

At December 31, 2017, we had 90 employees in the United States and 28 full time equivalent contractors and consultants in Singapore, China, Taiwan, the United Kingdom, the United States and Germany. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Financial Information

Revenue from customers designated based on the geographic region or country to which the product is delivered or licensee is located is set forth in Note 10 to our financial statements, which information is incorporated by reference here. Of our revenues, 13%, 16% and 20% are from customers in the United States for the years ended December 31, 2017, 2016 and 2015, respectively. All of our assets are located in the United States. Our research and development expenses were $25.4 million, $19.2 million and $21.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Corporate Information

We were incorporated in Delaware in May 2008. In June 2008, Freescale Semiconductor, Inc. (now a wholly-owned subsidiary of NXP Semiconductors N.V.), spun-out its MRAM business as Everspin. Our offices are located at 5670 W. Chandler Boulevard, Suite 100, Chandler, Arizona 85226. Our telephone number is (480) 347-1111. Our corporate website is at www.Everspin.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website. The information contained on or that can be accessed through our website is not incorporated by reference into this report, and you should not consider information on our website to be part of this report.

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

We have incurred net losses since our inception. We incurred net losses of $21.1 million, $16.7 million and $18.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $117.5 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. While our products offer unique benefits over other industry memory technologies, our per-bit cost to product our product is currently higher than competing technologies. As a result, our ability to capture market share and generate sufficient revenue to transition to profitability and generate consistent positive cash flows is uncertain. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses, or their impact on our results of operations.

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

We have been in existence as a stand-alone company since 2008, when Freescale Semiconductor, Inc. spun-out its MRAM business as Everspin. We have been shipping magnetoresistive random access memory (MRAM) products since our incorporation in 2008, and we have experienced a high rate of growth for our products. However, we may not be able to sustain the growth rate for sales of these products and our revenue could decline. We are just starting the manufacture of Spin Transfer Torque MRAM, (STT-MRAM) products. Adoption of these products is important to the future growth of our business, but revenue associated with these products has not been material to date.

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

We believe that our existing cash and cash equivalents as of December 31, 2017, coupled with our anticipated growth and sales levels, and net proceeds from the follow-on underwritten public offering in February 2018, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the filing of this Annual Report on Form 10-K. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. We may be required to seek additional equity or debt financing, and we cannot assure you that any such additional financing will be available to us on acceptable terms or at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely harm our ability to execute on our business plan.

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

We expect that our new and future MRAM products will be applicable to markets in which we are not currently operating. Selling into these markets, including higher density memory markets and the module business could put us into direct competition with our current or potential customers or other competitors with substantially more resources and experience than us. The markets in which we operate and may operate in the future are extremely competitive and are characterized by rapid technological change, continuous evolving customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential competitors, which include our current or potential customers as they seek to internally develop solutions competitive with ours or as we develop products potentially competitive with their existing products. If we do not compete successfully, our market share and revenue may decline. We compete with large semiconductor manufacturers and designers and others, and our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we do. This may allow them to respond more quickly than we can to new or emerging technologies or changes in customer requirements. In addition, these competitors may have greater credibility with our existing and potential customers. Some of our current and potential customers with their own internally developed solutions may choose not to purchase products from third-party suppliers like us.

We rely on third parties to distribute, manufacture, package, assemble and test our products, which exposes us to a number of risks, including reduced control over manufacturing and delivery timing and potential exposure to price fluctuations, which could result in a loss of revenue or reduced profitability.

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

Relying on third-party distribution, manufacturing, assembly, packaging and testing presents a number of risks, including but not limited to:

•

our interests could diverge from those of our foundries, or we may not be able to agree with them on ongoing development, manufacturing and operational activities, or on the amount, timing, or nature of further investments in our joint development;

•	capacity and materials shortages during periods of high demand;
•	reduced control over delivery schedules, inventories and quality;
•	the unavailability of, or potential delays in obtaining access to, key process technologies;
•	the inability to achieve required production or test capacity and acceptable yields on a timely basis;
•	misappropriation of our intellectual property;
•	the third party’s ability to perform its obligations due to bankruptcy or other financial constraints;
•	exclusive representatives for certain customer engagements;
•	limited warranties on wafers or products supplied to us; and
•	potential increases in prices.

We currently do not have long-term supply contracts with our third-party contract manufacturers for our MRAM products, including NXP, United Microelectronics Corporation, Taiwan Semiconductor Manufacturing Company, Limited (TSMC), United Test and Assembly Center (UTAC), Global Testing Corporation (GTC), ChipMos, OSE Taiwan, and Amkor, and we typically negotiate pricing on a per-purchase order basis and in some cases on an annual basis. Therefore, they are not obligated to perform services or supply components to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. During periods of high demand and tight inventories, our third-party foundries and packaging, assembly and testing contractors may allocate capacity to the production of other companies’ products while reducing deliveries to us, or significantly raise their prices. In particular, they may allocate capacity to other customers that are larger and better financed than us or that have long-term agreements, decreasing the capacity available to us. Shortages of capacity available to us may be caused by the actions of their other, large customers that may be difficult to predict, such as major product launches.

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

We have entered into strategic relationships to manufacture products and develop new manufacturing process technologies and products. These relationships include our joint development agreement with GLOBALFOUNDRIES to develop advanced MTJ technology and STT-MRAM. These relationships are subject to various risks that could adversely affect the value of our investments and our results of operations. These risks include the following:

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

To compete effectively in our markets, we must continually design, develop and introduce new and improved products with improved features in a cost-effective manner in response to changing technologies and market demand. This requires us to devote substantial financial and other resources to research and development. We are developing new products, which we expect to be one of the drivers of our revenue growth in the future. However, as it is taking us longer than we expected to develop our 1Gb STT-MRAM product, we may not succeed in developing and marketing this and other new and enhanced products. We also face the risk that customers may not value or be willing to bear the cost of incorporating our new and enhanced products into their products, particularly if they believe their customers are satisfied with current solutions. Regardless of the improved features or superior performance of our new and enhanced products, customers may be unwilling to adopt our solutions due to design or pricing constraints, or because they do not want to rely on a single or limited supply source. Because of the extensive time and resources that we invest in developing new and enhanced products, if we are unable to sell customers our new products, our revenue could decline and our business, financial condition, results of operations and cash flows would be negatively affected. For example, we generated limited revenue from sales of our STT-MRAM products to date. While we expect revenue from our STT-MRAM products to increase, if we are unable to scale MRAM to gigabit densities to address applications currently served by DRAM, we may not be able to materially increase our revenue. If we are unable to successfully develop and market our new and enhanced products that we have incurred significant expenses developing, our results of operations and financial condition will be materially and adversely affected.

Our success and future revenue depend on our ability to secure design wins and on our customers’ ability to successfully sell the products that incorporate our solutions. Securing design wins is a lengthy, expensive and competitive process, and may not result in actual orders and sales, which could cause our revenue to decline.

We sell to customers that incorporate MRAM into their products. A design win occurs after a customer has tested our product, verified that it meets the customer’s requirements and qualified our solutions for their products. We believe we are dependent on the adoption of our 256Mb and 1Gb MRAM products by our customers to secure design wins. In the fourth quarter of 2017, we recorded revenue for our first sale of 40nm 256Mb STT-MRAM products and we are in process of ramping up production in 2018. To date we have not sold any of our 1Gb MRAM products. Our customers may need several months to years to test, evaluate and adopt our product and additional time to begin volume production of the product that incorporates our solution. Due to this generally lengthy design cycle, we may experience significant delays from the time we increase our operating expenses and make investments in our products to the time that we generate revenue from sales of these products. Moreover, even if a customer selects our solution, we cannot guarantee that this will result in any sales of our products, as the customer may ultimately change or cancel its product plans, or efforts by our customer to market and sell its product may not be successful. We may not generate any revenue from design wins after incurring the associated costs, which would cause our business and operating results to suffer. Any delay in the development of our 256Mb and 1Gb MRAM products, or failure of our customers to adopt our 256Mb and 1Gb MRAM products, could inhibit revenue growth or cause declines, which would significantly harm our business and prevent us from becoming profitable.

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

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our four largest end customers together accounted for 28% of our total revenue for the year ended December 31, 2017, but none of these customers individually accounted for more than 10% of our total revenue during the period. Our four largest end customers together accounted for 32% of our total revenue for the year ended December 31, 2016, but none of these customers individually accounted for more than 10% of our total revenue during the period. Our four largest end customers together accounted for 41% of our total revenue for the year ended December 31, 2015, and two customers each accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

•	supply constraints for and changes in the cost of the other components incorporated into our customers’ products;
•	the timing of expenses related to the acquisition of technologies or businesses;
•	product rates of return or price concessions in excess of those expected or forecasted;
•	costs associated with the repair and replacement of defective products;
•	unexpected inventory write-downs or write-offs;
•	costs associated with litigation over intellectual property rights and other litigation;
•	the length and unpredictability of the purchasing and budgeting cycles of our customers;
•	changes in accounting standards, such as revenue recognition, which we are required to adopt beginning in 2018;
•	changes in tax laws, such as the Tax Cuts and Jobs Act of 2017 recently enacted;
•	loss of key personnel or the inability to attract qualified engineers; and
•	geopolitical events, such as war, threat of war or terrorist actions, or the occurrence of natural disasters.

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

The fabrication process is extremely complicated and small changes in design, specifications or materials can result in material decreases in product yields or even the suspension of production. From time to time, we and/or the third-party foundries that we contract to manufacture our products may experience manufacturing defects and reduced manufacturing yields. In some cases, we and/or our third-party foundries may not be able to detect these defects early in the fabrication process or determine the cause of such defects in a timely manner. There may be a higher risk of product yield issues in newer STT-MRAM products.

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

The recently enacted tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (“2017 Tax Act”), which significantly amends the Internal Revenue Code of 1986. The 2017 Tax Act, among other things, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limits the tax deduction for interest expense to 30% of adjusted earnings, eliminates net operating loss carrybacks, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, allows immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. The rate reduction took effect on January 1, 2018. Under the new corporate income tax rate of 21%, we expect deferred income tax assets will decrease by $14.8 million and the valuation allowance will decrease by $14.8 million. The net effect of the tax reform enactment on the financial statements is $0 as of December 31, 2017. We continue to examine the impact these changes may have on the business. We are currently analyzing the 2017 Tax Act and this Annual Report on Form 10-K does not fully discuss the 2017 Tax Act or the manner in which it might affect us or holders of our common stock. We urge our stockholders, including potential purchasers of our common stock, to consult with their legal and tax advisers with respect to the 2017 Tax Act and the potential tax consequences of investing in our common stock.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income, and tax credits to offset tax. As of December 31, 2017, we had federal net operating loss carryforwards of approximately $100.1 million which will begin to expire in 2028 if not utilized, and state net operating loss carryforwards of approximately $39.3 million which will begin to expire in 2023 if not utilized. The federal NOLs generated prior to 2018 will continue to be governed by the NOL tax rules as they existed prior to the adoption of the new Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. The federal NOLs generated prior to 2018 will continue to be governed by the NOL tax rules as they existed prior to the adoption of the new Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. We may experience an ownership change in the future, and our ability to utilize our NOLs and tax credits could be further limited by Section 382 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our net operating losses and tax credits could also be impaired under state laws. As a result, we might not be able to utilize a material portion of our state NOLs and tax credits.

If we fail to retain finance personnel and strengthen our financial reporting systems and infrastructure, we may not be able to timely and accurately report our financial results or comply with the requirements of being a public company, including compliance with the Sarbanes-Oxley Act and SEC reporting requirements.

We have hired additional accounting and finance staff members to augment our current staff and to improve the effectiveness of our closing and financial reporting processes. Any inability to retain such personnel would have an adverse impact on our ability to accurately and timely prepare our financial statements. We may be unable to locate and hire qualified professionals with requisite technical and public company experience when and as needed. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to respond adequately to the demands of being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported financial statements could cause the trading price of our common stock to decline and could harm our business, operating results and financial condition.

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

If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As a result of being a public company, we are required, under Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be detected or prevented on a timely basis. In connection with the audit of our financial statements as of and for the years ended December 31, 2016 and 2015, we identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the United States. Although we enhanced our internal controls, processes and related documentation necessary to remediate our material weakness and to perform the evaluation needed to comply with Section 404, and have concluded that we do not currently have any material weaknesses, there can be no assurances that we will not have any material weaknesses in the future.

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

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. A change in those principles could have a significant effect on our reported results and might affect our reporting of transactions completed before a change is announced. GAAP is issued and subject to interpretation by the Financial Accounting Standards Board, the SEC and various other bodies formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, beginning with our first quarter of 2018, we will adopt the new revenue recognition standard, which will change the way we recognize revenue. We do not expect the adoption of the standard to have a material impact on our quarterly and/or annual statement of operations, however the exact impact will be dependent on facts and circumstances that could vary from quarter to quarter. The issuance of new accounting standards or future interpretations of existing accounting standards, or changes in our business practices or estimates, could result in future changes in our revenue recognition or other accounting policies that could have a material adverse effect on our results of operations.

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

Item 1B Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office space for our corporate headquarters located in Chandler, Arizona and for our design facility located in Austin, Texas. The leases expire in January 2022.

We have an operating lease for our Arizona manufacturing facility, as amended, for certain of the fabrication, laboratory and office premises of Freescale, a related party. This lease is cancellable upon 24 months’ notice by either of the parties. In the first quarter of 2017, we extended the lease through January 28, 2019 and amended the premises covered to remove laboratory space, decrease fabrication space and expand office space. In the fourth quarter of 2017, we extended the lease through January 2020.

In the first quarter of 2017, we entered into a five-year operating lease with Freescale for 10,023 square feet of office and laboratory space. In the third quarter of 2017, we amended the lease with Freescale to add 17,951 square feet of office space. The initial term of this amendment to the lease ends on January 31, 2022, with an option to renew the lease through August 31, 2024.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Common Stock

Our common stock has been listed on the Nasdaq Global Market under the symbol “MRAM” since October 7, 2016. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the period indicated the high and low sales prices per share of our common stock as reported on the Nasdaq Global Market:

	Prices
	High	Low
2016
Quarter ended December 31, 2016 (from October 7, 2016)	$9.99	$6.15
2017
Quarter ended March 31, 2017	$10.28	$7.00
Quarter ended June 30, 2017	23.11	7.80
Quarter ended September 30, 2017	25.39	14.14
Quarter ended December 31, 2017	17.16	6.69

Holders of Record

As of March 7, 2018, we had 31 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors. Under our Loan and Security Agreement with Silicon Valley Bank entered into in May 2017, we are not allowed to pay any cash dividends without the consent of Silicon Valley Bank.

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

There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 7, 2016. As of December 31, 2017, we had used approximately $30.9 million of the proceeds from our IPO.

Repurchases of Shares or of Company Equity Securities

None.

Item 6. Selected Financial Data.

The information set forth below should be read together with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes included elsewhere in this report. The selected balance sheet data at December 31, 2017 and 2016, and the selected statements of operations data for each of the years ended December 31, 2017, 2016, and 2015, have been derived from our audited financial statements that are included elsewhere in this report. The selected balance sheet data at December 31, 2015 and 2014, and the selected statements of operations data for the year ended December 31, 2014, were derived from our audited financial statements which are not included in this report. Historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
Statement of Operations Data:	2017	2016	2015	2014
	(In thousands, except share and per share amounts)
Product sales	$33,677	$26,611	$25,875	$23,071
Licensing and royalty revenue	2,259	483	671	1,825
Total revenue	35,936	27,094	26,546	24,896
Cost of sales	14,451	12,395	12,568	11,806
Gross profit	21,485	14,699	13,978	13,090
Operating expenses:
Research and development(1)	25,437	19,233	21,126	12,664
General and administrative(1)	11,516	7,281	6,565	7,085
Sales and marketing(1)	4,740	3,706	3,823	3,259
Total operating expenses	41,693	30,220	31,514	23,008
Loss from operations	(20,208)	(15,521)	(17,536)	(9,918)
Interest expense	(764)	(2,347)	(653)	(263)
Other income (expense), net	118	1,160	6	(2)
Loss on extinguishment of debt	(246)	—	—	—
Net loss	$(21,100)	$(16,708)	$(18,183)	$(10,183)
Net loss per common share, basic and diluted	$(1.69)	$(3.53)	$(7.12)	$(4.00)
Shares used to compute net loss per common share, basic and diluted	12,484,984	4,738,496	2,552,205	2,544,578
Other Financial Data:
Adjusted EBITDA(2)	$(15,625)	$(11,429)	$(14,013)	$(7,497)

(1)	Includes stock-based compensation as follows:

	Year Ended December 31,
	2017	2016	2015	2014
	(In thousands)
Research and development	$488	$403	$169	$304
General and administrative	1,297	637	190	392
Sales and marketing	263	101	57	103
Total	$2,048	$1,141	$416	$799

(2)

We define Adjusted EBITDA as net income or loss adjusted for depreciation and amortization, stock-based compensation expense, compensation expense related to the vesting of common stock held by GLOBALFOUNDRIES resulting from our joint development agreement, and interest expense. We use Adjusted EBITDA in conjunction with traditional GAAP operating performance measures to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operating and financing plans. Accordingly, we believe that Adjusted EBITDA provides useful information for investors in understanding and evaluating our operating results in the same manner as our management and our board of directors.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our financial results presented in accordance with GAAP. The following table presents a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015	2014
	(In thousands)
Adjusted EBITDA reconciliation:
Net loss	$(21,100)	$(16,708)	$(18,183)	$(10,183)
Depreciation and amortization	1,191	826	1,340	1,517
Stock-based compensation expense	2,048	1,141	416	799
Compensation expense related to vesting of GLOBALFOUNDRIES common stock	1,472	965	1,761	107
Interest expense	764	2,347	653	263
Adjusted EBITDA	$(15,625)	$(11,429)	$(14,013)	$(7,497)

	As of December 31,
	2017	2016	2015	2014
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$12,950	$29,727	$2,307	$9,624
Working capital (deficit)	15,043	29,119	(198)	8,940
Total assets	31,437	41,472	10,961	17,775
Total long-term debt, current and non-current	12,165	8,102	7,914	2,874
Redeemable convertible preferred stock warrant liability	—	—	437	145
Redeemable convertible preferred stock	—	—	64,642	64,642
Total stockholders’ equity (deficit)	10,884	26,871	(70,430)	(54,428)

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

Our revenue is derived from the sale of our MRAM-based products in discrete unit form, as embedded technology, and through licensing and royalties of our MRAM and magnetic sensor technology.

We work directly with our customers to have our MRAM devices designed into and qualified for their products. Although we maintain direct sales, support, and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 74%, 79%, and 66% of our revenue from products sold through distributors for the years ended December 31, 2017, 2016 and 2015, respectively.

We maintain a direct selling relationship, for strategic purposes, with several key customer accounts. Our direct sales personnel and representatives are organized into three primary regions: North America; Europe, Middle East and Africa (EMEA); and Asia-Pacific (APAC). In North America, our revenue was $6.3 million, $5.7 million and $6.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. Our revenue in North America decreased for the year ended December 31, 2016, compared to the same period in 2015 primarily due to our licensing revenue decreasing as a result of more subscription type licensing in 2016. In EMEA, our revenue was $8.0 million, $5.1 million, and $4.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. In APAC, our revenue was $21.6 million, $16.3 million, and $16.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. Our revenue in EMEA and APAC increased for the year ended December 31, 2017, compared to the same period in 2016 due to both expansion of footprint and entry into new verticals. We recognize revenue by geography based on the region in which our products are sold, and not to where the end products are shipped.

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

During the years ended December 31, 2017, 2016 and 2015, we continued to invest in research and development to support the development and production of our STT-MRAM technology. We believe our continued investment will allow us to continue to develop and deploy products based on our STT-MRAM technology. For the years ended December 31, 2017, 2016, and 2015, our research and development expenses were $25.4 million, $19.2 million, and $21.1 million, respectively. We expect that our research and development expenses will increase in the future as we continue to develop our MRAM technology internally and through our joint development agreement with GLOBALFOUNDRIES.

For the years ended December 31, 2017, 2016, and 2015, we recorded revenue of $35.9 million, $27.1, million, and $26.5 million, gross margin of 59.8%, 54.3%, and 52.7%, and a net loss of $21.1 million, $16.7 million, and $18.2 million, respectively.

Key Metrics

We monitor a variety of key financial metrics to help us evaluate trends, establish budgets, measure the effectiveness of our business strategies and assess operational efficiencies. These financial metrics include revenue, gross margin, operating expenses and operating income determined in accordance with GAAP. Additionally, we monitor and project cash flow to determine our sources and uses for working capital to fund our operations. We also monitor Adjusted EBITDA, a non-GAAP financial measure.

Our management and board of directors use Adjusted EBITDA to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operating and financing plans. Accordingly, we believe that Adjusted EBITDA provides useful information for investors in understanding and evaluating our operating results in the same manner as our management and our board of directors. Adjusted EBITDA was $(15.6) million, $(11.4) million, and $(14.0) million in 2017, 2016, and 2015, respectively. The changes were primarily a result of increased personnel-related costs, excluding stock-based compensation, contract labor and expenses resulting from our joint development agreement with GLOBALFOUNDRIES. Personnel-related costs and contract labor costs were $18.8 million in 2017, $15.8 million in 2016, and $15.2 million in 2015. The increase in personnel-related and contract labor is consistent with our strategy to expand our operations and develop our MRAM technologies and products to support future growth. Expenses from our joint development agreement were $5.2 million in 2017, $2.9 million in 2016, and $3.6 million in 2015.

See “Selected Financial Data” for more information and reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP.

Factors Affecting Our Results of Operations

Design wins. To continue to grow our revenue, we must continue to achieve design wins for our MRAM products. We consider a design win to occur when an original equipment manufacturer (OEM) or contract manufacturer notifies us that it has qualified one of our products as a component in a product or system for production. We believe we are dependent on the adoption of our 256Mb and 1Gb MRAM products by our customers to secure design wins. Because the life cycles for our customers’ products can last for several years, if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win. Any delay in the development of our 1Gb MRAM products, or failure of our customers to adopt our 1Gb MRAM products, could inhibit revenue growth or cause declines, which would significantly harm our business and prevent us from becoming profitable. In the fourth quarter of 2017, we recorded revenue for our first sale of 40nm 256Mb STT-MRAM products and we are in process of ramping up production in 2018.

Customer acceptance of our technology and customer product success. For our customers to use our products, they may have to redesign certain components of their existing designs. We have established relationships with several controller companies, including Broadcom (formerly LSI and Avago), Marvell and Microsemi (formerly PMC-Sierra), and IP core companies, including Cadence, Synopsys, and Northwest Logic, and FPGA manufacturers, including Xilinx and Altera (now part of Intel), to accelerate the integration of our MRAM solutions into our customers’ end products. Delays in our customers’ design cycles may have adverse effects on the demand, and therefore sales, of our products.

Customer concentration. A relatively small number of end customers have historically accounted for a significant percentage of our revenue. Revenue, including through distributors, from Broadcom, NXP, STMicroelectronics, and Dell, collectively, accounted for 25%, 32%, and 41% of our total revenue in 2017, 2016, and 2015, respectively. Two of these customers accounted for more than 10% of our revenue in 2015. None of these customers individually accounted for more than 10% of our total revenue in 2017 and 2016. It would be difficult to replace lost revenue resulting from the loss, reduction, cancellation or delay in purchase orders by any one of these customers. Consolidation among our customers may further concentrate our customer base and expose us to increased risks relating to increased customer concentration. In addition, any significant pricing pressure exerted by a significant customer could adversely affect our operating results.

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

Components of Results of Operations

Revenue

We derive our revenue from the sale of our MRAM-based products in discrete unit form, as embedded technology, and through licensing of and royalties on our MRAM and magnetic sensor technology. Our distributors worldwide generally have broad price protection and product return rights which prevent the sales pricing from being fixed or determinable at the time of shipment to our distributors. Therefore, for sales through distributors of our discrete MRAM products, revenue recognition is deferred until the pricing uncertainty is resolved, which generally occurs when the distributor sells the product to their customer. We recognize license fees when the applicable development milestones have been met in accordance with the terms of the licensing agreement. Our licensing revenue is largely dependent on a small number of transactions during a given year. We recognize revenue for royalties resulting from our licensing agreements in accordance with the terms of the licensing agreement.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel expenses, allocated facilities costs, expenses for outside professional services, and expenses for personnel and consultants engaged in executive, finance, legal, information technology and administrative activities. We expect our general and administrative expenses will increase as a result of operating as a public company following our IPO in October 2016, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or SEC, and those of the Nasdaq Global Market exchange, additional insurance expenses, investor relations activities and other administrative and professional services.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Product sales	$33,677	$26,611	$25,875
Licensing and royalty revenue	2,259	483	671
Total revenue	35,936	27,094	26,546
Cost of sales	14,451	12,395	12,568
Gross profit	21,485	14,699	13,978
Operating expenses:
Research and development	25,437	19,233	21,126
General and administrative	11,516	7,281	6,565
Sales and marketing	4,740	3,706	3,823
Total operating expenses	41,693	30,220	31,514
Loss from operations	(20,208)	(15,521)	(17,536)
Interest expense	(764)	(2,347)	(653)
Other income, net	118	1,160	6
Loss on extinguishment of debt	(246)	—	—
Net loss	$(21,100)	$(16,708)	$(18,183)

The following table set forth the statements of operations data for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2017	2016	2015
Total revenue	100%	100%	100%
Cost of sales	40	46	47
Gross profit	60	54	53
Operating expenses:
Research and development	71	71	80
General and administrative	32	27	25
Sales and marketing	13	14	14
Total operating expenses	116	112	119
Loss from operations	(56)	(58)	(66)
Interest expense	(2)	(9)	(2)
Other income, net	—	4	—
Loss on extinguishment of debt	(1)	—	—
Net loss	(59)%	(63)%	(68)%

Comparison of the Years Ended December 31, 2017 and 2016

Revenue

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Product sales	$33,677	$26,611	$7,066	26.6%
Licensing and royalty revenue	2,259	483	1,776	367.7%
Total revenue	$35,936	$27,094	$8,842	32.6%

Total revenue increased by $8.8 million, or 32.6%, from $27.1 million during the year ended December 31, 2016, to $35.9 million during the year ended December 31, 2017. Product sales increased by $7.1 million or 26.6% from $26.6 million, to $33.7 million. The increase in product sales was primarily due to increased sales volume in our Toggle MRAM products resulting in $5.7 million in additional sales and $1.4 million increase in sales of legacy products, of which $0.9 million was related to embedded products and $0.5 million related to sensor products.

Licensing and royalty revenue is a highly variable revenue item characterized by a small number of transactions annually with revenues based on size and terms of each transaction. Licensing and royalty revenue increased by $1.8 million primarily due to $1.6 million in milestone fees earned for the achievement of specified events during 2017 under the joint development agreement with GLOBALFOUNDRIES.

Cost of Sales and Gross Margin

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Cost of sales	$14,451	$12,395	$2,056	16.6%
Gross margin	59.8%	54.3%	*	*

*Not meaningful.

Cost of sales increased by $2.1 million, or 16.6%, from $12.4 million during the year ended December 31, 2016, to $14.5 million during the year ended December 31, 2017. The increase was primarily due to the increased sales volume on our Toggle MRAM and legacy products.

Gross margin increased from 54.3% during the year ended December 31, 2016, to 59.8% during the year ended December 31, 2017. The increase was primarily due to increased sales and product mix on our Toggle MRAM products.

Operating Expenses

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Research and development	$25,437	$19,233	$6,204	32.3%
General and administrative	11,516	7,281	4,235	58.2%
Sales and marketing	4,740	3,706	1,034	27.9%
Total operating expenses	$41,693	$30,220	$11,473	38.0%

Research and Development. Research and development expenses increased by $6.2 million, or 32.3%, from $19.2 million during the year ended December 31, 2016, to $25.4 million during the year ended December 31, 2017. The increase was due to a $2.8 million increase in equipment maintenance and supplies expenses related to the move to our new office and laboratory space in March 2017 and more equipment purchases in the year ended December 31, 2017 compared to the same period in 2016, a $2.3 million increase in expenses incurred related to our joint development agreement with GLOBALFOUNDRIES due to the use of more technologically advanced materials, a $0.9 million increase in employee and contract labor costs due to an increase in headcount, bonuses and stock-based compensation expense, and a $0.5 million increase in the amount attributable to the vesting of shares of common stock issued to GLOBALFOUNDRIES due to revaluing shares.

General and Administrative. General and administrative expenses increased by $4.2 million, or 58.2%, from $7.3 million during the year ended December 31, 2016, to $11.5 million during the year ended December 31, 2017. The increase was due to a $2.2 million increase in professional services incurred due to becoming a publicly traded company, such as accounting services, legal and investor relations, and a $2.0 million increase in employee and contract labor costs, of which $0.6 million was due to our change in Chief Executive Officer and $1.3 million was due to increases in headcount and stock-based compensation expense.

Sales and Marketing. Sales and marketing expenses increased by $1.0 million, or 27.9%, from $3.7 million during the year ended December 31, 2016, to $4.7 million during the year ended December 31, 2017. The increase was primarily due to a $1.0 million increase in employee and contract labor costs as a result of higher headcount and an increase in salaries, bonuses and stock-based compensation expense.

Interest Expense

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Interest expense	$764	$2,347	$(1,583)	(67.4)%

Interest expense decreased by $1.6 million, or 67.4%, from $2.3 million during the year ended December 31, 2016, to $0.8 million during the year ended December 31, 2017. The decrease was primarily related to a $0.9 million decrease in interest expense on our 2016 convertible promissory notes which were converted to equity in October 2016, and a $0.7 million decrease due to lower interest expense on our 2017 Credit Facility with Silicon Valley Bank, compared to our prior facility with Ares Venture Finance.

Other Income, Net

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Other income, net	$118	$1,160	$(1,042)	(89.8)%

Other income, net decreased by $1.0 million, or 89.8%, from $1.2 million during the year ended December 31, 2016, to $0.1 million during the year ended December 31, 2017. The decrease was primarily related to a $1.2 million gain on the fair value remeasurement of our warrant liabilities in 2016 which were reclassified to equity upon the IPO in October 2016, offset in part by an increase of $0.1 million in interest income in 2017.

Loss on extinguishment of debt

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(Dollars in thousands)
Loss on debt extinguishment	$246	$—	$246	*

*Not meaningful.

Loss on extinguishment of debt was $0.2 million during the year ended December 31, 2017, due to the payoff of our prior facility with Ares Venture Finance in May 2017. There was no such loss during the year ended December 31, 2016.

Comparison of the Years Ended December 31, 2016 and 2015

Revenue

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Product sales	$26,611	$25,875	$736	2.8%
Licensing and royalty revenue	483	671	(188)	(28.0)%
Total revenue	$27,094	$26,546	$548	2.1%

Total revenue increased by $0.6 million, or 2.1%, from $26.5 million during the year ended December 31, 2015, to $27.1 million during the year ended December 31, 2016. Product sales increased by $0.7 million or 2.8% from $25.9 million, to $26.6 million. The increase in product sales was primarily due to increased sales volume in our Toggle MRAM products resulting in $1.4 million in additional sales, partially offset by a decrease of $0.7 million in legacy product sales.

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

*Not meaningful.

Cost of sales decreased by $0.2 million, or 1.4%, from $12.6 million during the year ended December 31, 2015, to $12.4 million during the year ended December 31, 2016. The decrease was primarily due to the decreased volume in our legacy products and favorable pricing on Toggle MRAM raw materials.

Gross margin increased from 52.7% during the year ended December 31, 2015, to 54.3% during the year ended December 31, 2016. The increase was primarily due to increased sales volume related to our Toggle MRAM products and the benefit of favorable pricing on raw materials.

Operating Expenses

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Research and development	$19,233	$21,126	$(1,893)	(9.0)%
General and administrative	7,281	6,565	716	10.9%
Sales and marketing	3,706	3,823	(117)	(3.1)%
Total operating expenses	$30,220	$31,514	$(1,294)	(4.1)%

Research and Development. Research and development expenses decreased by $1.9 million, or 9.0%, from $21.1 million for the year ended December 31, 2015, to $19.2 million during the year ended December 31, 2016. The decrease was primarily due to a $1.9 million decrease in direct materials for technology development, a decrease of $0.8 million in the amount attributable to the vesting of shares of common stock issued to GLOBALFOUNDRIES, $0.7 million in lower expenses incurred in our joint development agreement with GLOBALFOUNDRIES and a $0.6 million decrease in equipment maintenance. These decreases were partially offset by an increase of $1.9 million in personnel-related expenses and contract labor due to an increase in headcount and redeployment of personnel from general and administrative operations

General and Administrative. General and administrative expenses increased $0.7 million, or 10.9%, from $6.6 million during the year ended December 31, 2015, to $7.3 million during the year ended December 31, 2016. The increase was primarily attributable to an increase of $0.9 million in professional services incurred due to becoming a publicly traded company such as accounting services, insurance, legal and investor relations, partially offset by a net decrease of $0.4 million in personnel-related and contract labor due to the redeployment of existing general and administrative operations personnel to research and development.

Sales and Marketing. Sales and marketing expenses decreased $0.1 million, or 3.1%, from $3.8 million for the year ended December 31, 2015, to $3.7 million during the year ended December 31, 2016. The decrease was primarily attributable to a decrease in personnel-related expenses as a result of lower headcount.

Interest Expense

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Interest expense	$2,347	$653	$1,694	259.4%

Interest expense increased $1.7 million from $0.7 million for the year ended December 31, 2015, to $2.3 million during the year ended December 31, 2016. The increase was primarily due to the increase in our outstanding debt balance during 2016 and amortization of debt discounts.

Other Income, Net

	Year Ended December 31,		Change
	2016	2015	Amount	%
	(Dollars in thousands)
Other income, net	$1,160	$6	$1,154	*

*Not meaningful.

Other income, net increased by $1.2 million, from $6,000 during the year ended December 31, 2015 to $1.2 million during the year ended December 31, 2016. The increase was primarily due to the gain related to fair value measurement of our warrant liabilities at each balance sheet date and the fair value remeasurement of our derivative liability, which was initially recognized in the first quarter of 2016.

Liquidity and Capital Resources

We have generated significant losses since our inception and had an accumulated deficit of $117.5 million as of December 31, 2017. We have financed our operations primarily through the sale of our common stock in our initial public offering, (IPO), sales of our redeemable convertible preferred stock, debt financing and the sale of our products. As of December 31, 2017, we had $13.0 million of cash and cash equivalents, compared to $29.7 million as of December 31, 2016.

In November 2017, we filed a Registration Statement (File No. 333-221331) registering the offer and sale of up to $100.0 million of our securities, and in February 2018 we completed a follow-on underwritten public offering of our common stock under the Registration Statement, completing the sale of 3,722,447 shares at an offering price of $7.00 per share for proceeds of $24.8 million, net of underwriting discounts and commissions, but before offering costs.

In May 2017, we executed a Loan and Security Agreement with Silicon Valley Bank for a $12.0 million term loan. The term of the loan is three years, which would be extended by one year if we achieve a revenue target of $4.0 million for our Spin-transfer torque product. The loan bears interest at a floating rate equal to the prime rate minus 0.75% and is payable monthly. The outstanding balance of the loan is to be repaid monthly beginning on May 1, 2018 over the remaining term of the loan. The loan is secured by a first priority perfected security interest in our assets excluding any intellectual property.

In June 2015, we entered into a loan and security agreement with Ares Venture Finance for a term loan of $8.0 million and a $4.0 million revolving loan for working capital purposes and to repay our existing debt to another lender. In April 2017, the loan was terminated and we repaid the outstanding balance of $1.1 million on the revolving loan. In May 2017, we repaid the outstanding principal balance of $6.2 million on the term loan.

We believe that our existing cash and cash equivalents as of December 31, 2017, coupled with anticipated growth and sales levels, and net proceeds from the follow-on underwritten public offering in February 2018, will be sufficient to meet our anticipated cash requirements through for at least the next 12 months from March 15, 2018. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. If we need to raise additional capital to fund our operations, we may be required to seek additional equity or debt financing, and such additional financing may not be available to us on acceptable terms or at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs and extend the time period over which our current resources will be able to fund operations. Doing so will likely harm our ability to execute on our business plan.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash used in operating activities	$(18,888)	$(18,539)	$(10,670)
Cash used in investing activities	(3,070)	(1,040)	(1,295)
Cash provided by financing activities	5,181	46,999	4,648

Cash Used in Operating Activities

During the year ended December 31, 2017, cash used in operating activities was $18.9 million, which consisted of a net loss of $21.1 million, adjusted by non-cash charges of $5.2 million and a change of $3.0 million in our net operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $2.0 million, compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES under our joint development agreement of $1.5 million, depreciation and amortization of $1.2 million, non-cash interest expense of $0.3 million and loss on debt extinguishment of $0.2 million. The change in our net operating assets and liabilities was primarily due to an increase in inventory of $3.9 million to meet demands of future sales and growing backlog, an increase of $0.4 million in accounts receivable and amounts due from related parties due to the timing of cash receipts for outstanding balances and a $0.1 million decrease in deferred income on shipments to distributors. These were partially offset by an increase in prepaid expenses and other current assets, accounts payable, accrued liabilities, and amounts due to related parties of $1.4 million due to the timing of payments.

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

During the year ended December 31, 2015, cash used in operating activities was $10.7 million, which consisted of a net loss of $18.2 million, adjusted by non-cash charges of $3.7 million and a change of $3.8 million in our net operating assets and liabilities. The non-cash charges primarily consisted of compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES under our joint development agreement of $1.8 million, depreciation and amortization of $1.3 million, stock-based compensation of $0.4 million, and non-cash interest expense of $0.2 million. The change in our net operating assets and liabilities was primarily due to $3.3 million in accrued expenses associated with the joint development agreement.

Cash Used in Investing Activities

Cash used in investing activities during the years ended December 31, 2017, 2016, and 2015 was $3.1 million, $1.0 million, and $1.3 million, respectively, which consisted of capital expenditures primarily for the purchase of manufacturing equipment, and purchased software.

Cash Provided by Financing Activities

During the year ended December 31, 2017, cash provided by financing activities was $5.2 million consisting of $12.0 million from borrowings under our 2017 long-term debt facility, and $1.6 million in proceeds from the exercise of stock options and purchase of shares under the employee stock purchase plan, partially offset by $8.4 million in payments on our 2015 long-term debt facility and capital lease obligations.

During the year ended December 31, 2016, cash provided by financing activities was $47.0 million consisting of $38.5 million of net proceeds from our IPO and concurrent private placement, and $10.0 million from borrowings under our long-term debt facility, partially offset by $1.5 million in payments on long-term debt and capital lease obligations.

During the year ended December 31, 2015, cash provided by financing activities was $4.6 million consisting primarily of proceeds of $8.0 million from borrowings under our long-term debt facility partially offset by $3.2 million in payments on long-term debt and capital lease obligations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)
Long-term debt, current and non-current, including interest(1)	$4,412	$8,935	$—	$—	$13,347
Capital lease obligation	11	20	—	—	31
Operating leases	1,536	2,478	812	—	4,826
	$5,959	$11,433	$812	$—	$18,204

(1)

The interest charges have been calculated using a rate of 3.75%, which was the rate in effect as of December 31, 2017. The debt bears interest at a variable rate and interest charges in future periods may be higher.

Prior Facilities

In June 2015, we entered into a loan and security agreement with Ares Venture Finance for a term loan of $8.0 million and a $4.0 million revolving loan for working capital purposes and to repay our existing debt to another lender. In April 2017, the loan was terminated and we repaid the outstanding balance of $1.1 million on the revolving loan. In May 2017, we repaid the outstanding principal balance of $6.2 million on the term loan.

2017 Credit Facility

In May 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank for a term loan of $12.0 million. The term loan bears for interest at a floating rate equal to the prime rate minus 0.75%. The term loan provides for a period of interest-only payments through April 30, 2018, followed by fixed principal and interest payments based on either a 24-month amortization schedule or a 36-month amortization schedule if we meet certain sales milestones, and an additional payment of 6% of the Loan Amount when the loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. As of December 31, 2017, we determined we would not meet the sales milestones and as such the term loan will be based on a 24-month amortization schedule. Borrowings under the 2017 Credit Facility mature in May 2020.

Security for the 2017 Credit Facility includes all of our assets except for Intellectual Property. The 2017 Credit Facility contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. The 2017 Credit Facility also contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on our business, operations or condition, or on our ability to perform our obligations under the term loan. We were in compliance with all covenants at December 31, 2017.

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

At December 31, 2017, we had $2.6 million of deferred revenue and $0.9 million of deferred cost of sales, resulting in the recognition of $1.7 million of deferred income on shipments to distributors. At December 31, 2016, we had $2.9 million of deferred revenue and $1.1 million of deferred cost of sales, resulting in the recognition of $1.8 million of deferred income on shipments to distributors.

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

Stock-based Compensation

We recognize compensation costs related to stock options granted to employees and directors based on the estimated fair value of the awards on the date of grant. We have made an accounting policy election to account for forfeitures as they occur, rather than estimate expected forfeitures. We estimate the grant date fair value and the resulting stock-based compensation expense using the Black-Scholes option-pricing model. We expense the grant date fair value of stock-based awards on a straight-line basis over the period during which the employee is required to provide service in exchange for the award (generally the vesting period).

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

In addition to the assumptions used in the Black-Scholes option-pricing model. We will continue to use judgment in evaluating the expected volatility and expected terms utilized for our stock-based compensation calculations on a prospective basis.

We recorded stock-based compensation expense of $2.0 million, $1.1 million, and $0.4 million, for the years ended December 31, 2017, 2016, and 2015, respectively.

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

JOBS Act Accounting Election

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and therefore we may take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions until we are no longer an “emerging growth company.” We may remain an “emerging growth company” for up to five years. We will cease to be an “emerging growth company” upon the earliest of: (1) December 31, 2021, (2) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more, (3) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities, and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

We plan to adopt ASU 2014-09 and its amendments on January 1, 2018 under the modified retrospective approach, applying the amendments to prospective reporting periods.

Upon adoption, we expect a material impact to the opening balance sheet as of January 1, 2018, related to the cumulative effect of adopting the standard, primarily as a result of the items discussed below. We will continue to assess and complete the review of all potential impacts of the standard including the tax related impact. The most significantly impacted areas are the following:

•

Distributor sales: Under ASU 2014-09, we will recognize revenue from sales to distributors upon delivery of the product to the distributor, rather than upon delivery of the product to the end customer. At December 31, 2017, the deferred income on shipments to distributors under Topic 605 related to shipments to distributors that had not sold through to end-users is $1.7 million. Concessions and price protection credits offered to distributors, which are earned when sales to end customers are completed, will be estimated at the point of revenue recognition and impact is estimated to be between $0.2 million and $0.4 million as of December 31, 2017 and will be a direct offset to the deferred income mentioned above. Since we will recognize revenue when control of the products transfer to the distributor under ASU 2014-09, the majority of this amount will be eliminated as a cumulative effect adjustment of implementing ASU 2014-09 as of January 1, 2018, net of our estimate of such concessions and price protection.

•

Product delivered over time: Under ASU 2014-09, Topic 605 permitted straight-line recognition of revenue for performance obligations that are delivered over time. The new standard requires an entity to recognize revenue based on the pattern of transfer of the services. We are expecting a minimal impact upon adoption.

We do not expect the changes described above to have a material impact on our quarterly and/or annual statement of operations, however the exact impact of ASU 2014-09 will be dependent on facts and circumstances that could vary from quarter to quarter.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting, which is intended to amend the scope of modification accounting for share-based payment arrangements. The amendments in the update provide guidance on types of changes to the terms or conditions of share-based payment awards that would require us to apply modification accounting under ASC 718, Compensation-Stock Compensation. This ASU is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We plan on adopting this standard on January 1, 2018 and the impact of its adoption on our financial statements is not expected to be material.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. The standard is effective for fiscal years and interim periods beginning after December 15, 2017. The standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. We plan on adopting this standard on January 1, 2018, and the impact of its adoption on our financial statements is not expected to be material.

Recently Adopted Pronouncements

In July 2015, the FASB issued ASU No. 2015‑11, Simplifying the Measurement of Inventory, which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We adopted this standard as of January 1, 2017, and the impact of its adoption on our financial statements was not material.

In November 2015, FASB issued ASU No. 2015‑17, Balance Sheet Classification of Deferred Taxes, which is intended to simplify and improve how deferred taxes are classified on the balance sheet. The guidance in this ASU eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet and now requires entities to classify all deferred tax assets and liabilities as noncurrent. The guidance is effective for annual periods beginning after December 15, 2016, and for interim periods within those annual periods. Early adoption is permitted. We adopted this standard as of January 1, 2017, and the impact of its adoption on our financial statements was not material.

In March 2016, the FASB issued ASU No. 2016‑09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, the determination of forfeiture rates, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and early adoption is permitted. We adopted this standard as of January 1, 2017, and the impact of its adoption on our financial statements was not material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these markets risks is described below.

Interest Rate Risk

We are primarily exposed to interest rate risk from variable rate borrowings under our 2017 Credit Facility, and to a lesser extent, from our cash position. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% increase in our borrowing rates would not have a material impact on interest expense on our principal balances as of December 31, 2017 and 2016.

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

Item 8. Financial Statements and Supplementary Data.

EVERSPIN TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Everspin Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Everspin Technologies, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Phoenix, Arizona

March 15, 2018

EVERSPIN TECHNOLOGIES, INC.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$12,950	$29,727
Accounts receivable, net	3,429	3,170
Amounts due from related parties	612	486
Inventory	9,837	5,069
Prepaid expenses and other current assets	590	1,050
Total current assets	27,418	39,502
Property and equipment, net	3,946	1,920
Other assets	73	50
Total assets	$31,437	$41,472

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,720	$1,502
Accrued liabilities	2,254	1,811
Amounts due to related parties	1,694	1,359
Deferred income on shipments to distributors	1,720	1,827
Current portion of long-term debt	3,987	3,884
Total current liabilities	12,375	10,383
Long-term debt, net of current portion	8,178	4,218
Total liabilities	20,553	14,601
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized as of December 31, 2017 and 2016; no shares issued and outstanding as of December 31, 2017 and 2016	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized as of December 31, 2017 and 2016; 12,817,201 and 12,498,128 shares issued and outstanding as of December 31, 2017 and 2016	1	1
Additional paid-in capital	128,422	123,309
Accumulated deficit	(117,539)	(96,439)
Total stockholders’ equity	10,884	26,871
Total liabilities and stockholders’ equity	$31,437	$41,472

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Product sales	$31,361	$24,233	$22,403
Product sales - related party	2,316	2,378	3,472
Licensing and royalty revenue	634	483	671
Licensing and royalty revenue - related party	1,625	—	—
Total revenue	35,936	27,094	26,546
Cost of sales	14,451	12,395	12,568
Gross profit	21,485	14,699	13,978
Operating expenses:
Research and development	25,437	19,233	21,126
General and administrative	11,516	7,281	6,565
Sales and marketing	4,740	3,706	3,823
Total operating expenses	41,693	30,220	31,514
Loss from operations	(20,208)	(15,521)	(17,536)
Interest expense	(764)	(2,347)	(653)
Other income, net	118	1,160	6
Loss on extinguishment of debt	(246)	—	—
Net loss and comprehensive loss	$(21,100)	$(16,708)	$(18,183)
Net loss per common share, basic and diluted	$(1.69)	$(3.53)	$(7.12)
Weighted-average shares used to compute net loss per common share, basic and diluted	12,484,984	4,738,496	2,552,205

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Redeemable				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2014	2,486,199	$64,642	3,013,723	$—	$7,120	$(61,548)	$(54,428)
Issuance of common stock upon exercise of stock options	—	—	1,558	—	4	—	4
Compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES	—	—	—	—	1,761	—	1,761
Stock-based compensation expense	—	—	—	—	416	—	416
Net loss	—	—	—	—	—	(18,183)	(18,183)
Balance at December 31, 2015	2,486,199	64,642	3,015,281	—	9,301	(79,731)	(70,430)
Conversion of redeemable convertible preferred stock to common stock	(2,486,199)	(64,642)	2,486,199	—	64,642	—	64,642
Conversion of convertible promissory notes to common stock	—	—	1,361,009	—	8,634	—	8,634
Reclassification of redeemable convertible preferred stock warrant liability to additional paid in capital	—	—	—	—	65	—	65
Issuance of common stock in initial public offering	—	—	5,000,000	1	33,863	—	33,864
Issuance of common stock in private placement	—	—	625,000	—	4,650	—	4,650
Issuance of common stock upon exercise of stock options	—	—	10,639	—	48	—	48
Compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES	—	—	—	—	965	—	965
Stock-based compensation expense	—	—	—	—	1,141	—	1,141
Net loss	—	—	—	—	—	(16,708)	(16,708)
Balance at December 31, 2016	—	—	12,498,128	1	123,309	(96,439)	26,871
Issuance of common stock upon exercise of stock options	—	—	281,483	—	1,337	—	1,337
Issuance of common stock under Employee Stock Purchase Plan	—	—	37,590	—	256	—	256
Compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES	—	—	—	—	1,472	—	1,472
Stock-based compensation expense	—	—	—	—	2,048	—	2,048
Net loss	—	—	—	—	—	(21,100)	(21,100)
Balance at December 31, 2017	—	$—	12,817,201	$1	$128,422	$(117,539)	$10,884

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(21,100)	$(16,708)	$(18,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,191	826	1,340
Loss on disposal of property and equipment	—	80	—
Stock-based compensation	2,048	1,141	416
Change in fair value of redeemable convertible preferred stock warrant liability	—	(372)	(15)
Non-cash loss on extinguishment of debt	185	—	—
Change in fair value of derivative liability	—	(798)	—
Non-cash interest expense	297	1,183	232
Compensation expense related to vesting of common stock to GLOBALFOUNDRIES	1,472	965	1,761
Changes in operating assets and liabilities:
Accounts receivable	(259)	(1,261)	339
Amounts due from related parties	(126)	78	102
Inventory	(3,871)	(893)	(431)
Prepaid expenses and other current assets	460	(860)	(77)
Other assets	(23)	(21)	(10)
Accounts payable	1,114	340	233
Accrued liabilities	(120)	56	428
Amounts due to related parties	(49)	(2,453)	3,328
Deferred income on shipments to distributors	(107)	387	(362)
Deferred revenue	—	(229)	229
Net cash used in operating activities	(18,888)	(18,539)	(10,670)
Cash flows from investing activities
Purchases of property and equipment	(3,070)	(1,040)	(1,295)
Net cash used in investing activities	(3,070)	(1,040)	(1,295)
Cash flows from financing activities
Proceeds from convertible promissory notes-related party	—	8,500	—
Proceeds from debt	12,000	1,500	8,000
Payments on debt	(8,356)	(1,325)	(3,000)
Payments of debt issuance costs	(49)	(40)	(130)
Payments on capital lease obligation	(7)	(198)	(226)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	1,593	48	4
Proceeds from issuance of common stock in connection with initial public offering, net of offering costs	—	33,864	—
Proceeds from issuance of common stock in private placement, net of issuance costs	—	4,650	—
Net cash provided by financing activities	5,181	46,999	4,648
Net (decrease) increase in cash and cash equivalents	(16,777)	27,420	(7,317)
Cash and cash equivalents at beginning of period	29,727	2,307	9,624
Cash and cash equivalents at end of period	$12,950	$29,727	$2,307
Supplementary cash flow information:
Interest paid	$467	$806	$421
Interest paid to related party	$—	$359	$—
Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and amounts due to related parties	$116	$—	$—
Purchase of inventory in accrued liabilities and amounts due to related parties	$897	$—	$—
Purchase of property and equipment under capital lease obligations	$31	$—	$431
Conversion of convertible promissory notes into common stock	$—	$8,634	$—
Issuance of warrants with debt	$—	$—	$307
Conversion of redeemable convertible preferred stock into common stock	$—	$64,642	$—
Reclassification of warrant liability to additional paid-in capital	$—	$65	$—

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Notes to Financial Statements

1. Organization and Operations

Everspin Technologies, Inc. (the Company) was incorporated in Delaware on May 16, 2008. The Company’s magnetoresistive random access memory (MRAM) solutions offer the persistence of non-volatile memory with the speed and endurance of random access memory (RAM) and enable the protection of mission critical data particularly in the event of power interruption or failure. The Company’s MRAM products allow its customers in the industrial, automotive and transportation, and enterprise storage markets to design high performance, power efficient and reliable systems without the need for bulky batteries or capacitors.

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

Initial Public Offering and Concurrent Private Placement

On October 7, 2016, the Company’s Registration Statement on Form S‑1 (File No. 333‑213569) relating to the initial public offering, (IPO), of its common stock was declared effective by the Securities and Exchange Commission (SEC). Pursuant to such Registration Statement, the Company sold 5,000,000 shares at an initial public offering price of $8.00 per share for net proceeds of $33.9 million to the Company, net of underwriting discounts and commissions, and offering costs. Concurrent with the IPO, the Company issued 625,000 shares of its common stock in a private placement for net proceeds of $4.7 million, after deducting the placement agent fee.

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

Ability to continue as a going concern

The Company believes that its existing cash and cash equivalents as of December 31, 2017, coupled with its anticipated growth and sales levels, and proceeds of $24.8 million to the Company, net of underwriting discounts and commissions, but before offering costs from the follow-on underwritten public offering in February 2018, will be sufficient to meet its anticipated cash requirements for at least the next 12 months from March 15, 2018. The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. The Company may be required at some point in the future to seek additional equity or debt financing, to sustain operations beyond that point, and such additional financing may not be available on acceptable terms or at all. If the Company is unable to raise additional capital or generate sufficient cash from operations to adequately fund its operations, it will need to curtail planned activities to reduce costs. Doing so will likely harm its ability to execute on its business plan.

2. Summary of Significant Accounting Policies

Use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, fair value of assets and liabilities, inventory, product warranty reserves, income taxes, and stock-based compensation. Actual results could differ from those estimates and assumptions.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company generally does not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company also considers a number of factors in evaluating the sufficiency of its allowance for doubtful accounts, including the length of time receivables are past due, significant one-time events, creditworthiness of customers and historical experience. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2017 and 2016, there was no allowance for doubtful accounts.

The Company also establishes an allowance for product returns. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of sales returns. As the returns are processed as credits on future purchases, the allowance is recorded against the balance of trade accounts receivable. The allowance was $147,000 and $188,000 at December 31, 2017 and 2016, respectively.

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

	Revenue			Accounts Receivable
	Year Ended December 31,			December 31,
Customers	2017	2016	2015	2017		2016
Customer A	15%	22%	26%	*	%	12%
Customer B	*	*	13	15		13
Customer C	*	*	*	10		10
Customer D	16	12	*	*		18

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

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$13,369	$—	$—	$13,369
Total assets measured at fair value	$13,369	$—	$—	$13,369

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$29,869	$—	$—	$29,869
Total assets measured at fair value	$29,869	$—	$—	$29,869

The following table sets forth a summary of the changes in the fair value of the redeemable convertible preferred stock warrant liability, a Level 3 financial liability, which is measured on a recurring basis (in thousands):

	December 31,
	2017	2016	2015
Beginning balance	$—	$437	$145
Issuance of redeemable convertible preferred stock warrants	—	—	307
Change in fair value recorded in other income, net	—	(372)	(15)
Reclassification to additional paid-in capital	—	(65)	—
Ending balance	$—	$—	$437

The key assumptions used in the Black-Scholes option-pricing model for the valuation of the redeemable convertible preferred stock warrants were:

	Year Ended December 31,
	2017	2016	2015
Expected volatility	—%	42.4 – 52.0%	43.6 – 52.9%
Risk-free interest rate	—%	1.22 – 1.86%	1.76 – 2.27%
Expected term (in years)	—	4 – 9	5 – 10
Exercise price	$—	$26.00	$26.00
Dividend yield	—%	—%	—%

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

Redeemable Convertible Preferred Stock Warrant Liability

Warrants for shares that were contingently redeemable were classified as liabilities on the balance sheet at their estimated fair value because the shares underlying the warrants may have obligated the Company to transfer assets to the holders at a future date under certain circumstances such as a deemed liquidation event. The warrants were subject to re-measurement at each balance sheet date and the change in fair value, if any, was recognized as other income, net in the statements of operations. The Company adjusted the liability for changes in fair value until the completion of the IPO in October 2016, at which time all redeemable convertible preferred stock warrants were converted into warrants to purchase common stock and the liability was reclassified to additional paid-in capital and no longer subject to remeasurement.

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

At December 31, 2017, the Company had $2.6 million of deferred revenue and $0.9 million of deferred cost of sales recognized as $1.7 million of deferred income on shipments to distributors. At December 31, 2016, the Company had $2.9 million of deferred revenue and $1.1 million of deferred cost of sales recognized as $1.8 million of deferred income on shipments to distributors.

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

Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated losses incurred for unidentified issues based on historical experience. A warranty liability was not recorded at December 31, 2017 and 2016, as the estimated future warranty costs were insignificant based on the Company’s historical experience.

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

Stock-based Compensation

Stock-based compensation arrangements include stock option grants and restricted stock unit (RSU) awards under our equity incentive plans, as well as shares issued under our Employee Stock Purchase Plan (ESPP), through which employees may purchase our common stock at a discount to the market price.

The Company measures its stock-based awards made to employees based on the estimated fair value of the awards as of the grant date using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized over the requisite service period using the straight-line method. The Company has made an accounting policy election to account for forfeitures as they occur, rather than estimating expected forfeitures at the time of the grant.

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

The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (2017 Tax Act). SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the accounting for the income tax effects of certain elements of the 2017 Tax Act. In accordance with SAB 118, the Company has recognized the provisional tax impacts related to the remeasurement of deferred tax assets and liabilities and included these amounts in its financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the 2017 Tax Act. See Note 11 for additional discussion on the provisional effects of the 2017 Tax Act.

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

The Company plans to adopt ASU 2014-09 and its amendments on January 1, 2018 under the modified retrospective approach, applying the amendments to prospective reporting periods.

Upon adoption, the Company expects a material impact to the opening balance sheet as of January 1, 2018, related to the cumulative effect of adopting the standard, primarily as a result of the items discussed below. The Company will continue to assess and complete the review of all potential impacts of the standard including the tax related impact. The most significantly impacted areas are the following:

•

Distributor sales: Under ASU 2014-09, the Company will recognize revenue from sales to distributors upon delivery of the product to the distributor, rather than upon delivery of the product to the end customer. At December 31, 2017, the deferred income on shipments to distributors under Topic 605 related to shipments to distributors that had not sold through to end-users is $1.7 million. Concessions and price protection credits offered to distributors, which are earned when sales to end customers are completed, will be estimated at the point of revenue recognition and impact is estimated to be $200,000 to $400,000 as of December 31, 2017 and will be a direct offset to the deferred income mentioned above. Since the Company will recognize revenue when control of the products transfer to the distributor under ASU 2014-09, the majority of this amount will be eliminated as a cumulative effect adjustment of implementing ASU 2014-09 as of January 1, 2018, net of the Company’s estimate of such concessions and price protection.

•

Product delivered over time: Under ASU 2014-09, Topic 605 permitted straight-line recognition of revenue for performance obligations that are delivered over time. The new standard requires an entity to recognize revenue based on the pattern of transfer of the services. The Company is expecting a minimal impact upon adoption.

The Company does not expect the changes described above to have a material impact on its quarterly and/or annual statement of operations, however the exact impact of ASU 2014-09 will be dependent on facts and circumstances that could vary from quarter to quarter.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting, which is intended to amend the scope of modification accounting for share-based payment arrangements. The amendments in the update provide guidance on types of changes to the terms or conditions of share-based payment awards that would require the Company to apply modification accounting under ASC 718, Compensation-Stock Compensation. This ASU is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company plans on adopting this standard on January 1, 2018, and the impact of its adoption on the Company’s financial statements is not expected to be material.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. The standard is effective for fiscal years and interim periods beginning after December 15, 2017. The standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company plans on adopting this standard on January 1, 2018, and the impact of its adoption on the Company’s financial statements is not expected to be material.

Recently Adopted Pronouncements

In July 2015, the FASB issued ASU No. 2015‑11, Simplifying the Measurement of Inventory, which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company adopted this standard as of January 1, 2017, and the impact of its adoption on the Company’s financial statements was not material.

In November 2015, FASB issued ASU No. 2015‑17, Balance Sheet Classification of Deferred Taxes, which is intended to simplify and improve how deferred taxes are classified on the balance sheet. The guidance in this ASU eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet and now requires entities to classify all deferred tax assets and liabilities as noncurrent. The guidance is effective for annual periods beginning after December 15, 2016, and for interim periods within those annual periods. Early adoption is permitted. The Company adopted this standard as of January 1, 2017, and the impact of its adoption on the Company’s financial statements was not material.

In March 2016, the FASB issued ASU No. 2016‑09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, the determination of forfeiture rates, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and early adoption is permitted. The Company adopted this standard as of January 1, 2017, and the impact of its adoption on the Company’s financial statements was not material.

3. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$682	$853
Work-in-process	4,517	3,152
Finished goods	4,638	1,064
Total inventory	$9,837	$5,069

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Manufacturing equipment	$10,465	$8,983
Computer and network equipment	710	588
Furniture and fixtures	218	188
Software	455	333
Leasehold improvements	1,474	13
Total property and equipment, gross	13,322	10,105
Less: accumulated depreciation	(9,376)	(8,185)
Total property and equipment, net	$3,946	$1,920

Depreciation and amortization expense during the years ended December 31, 2017, 2016 and 2015 was $1.2 million, $0.7 million and $1.2 million, respectively.

Intangible Assets, Net

In 2008, the Company spun-out of Freescale Semiconductor, Inc. (Freescale, a wholly-owned subsidiary of NXP Semiconductors N.V.) and acquired certain intellectual property assets and related licenses used in the MRAM business of Freescale. The value assigned to these acquired intangible assets was $910,000. Intangible assets were fully amortized as of December 31, 2016.

Amortization expense was $0, $132,000 and $150,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued payroll-related expenses	$1,331	$1,045
Deferred licensing revenue	—	229
Deferred rent	230	248
Accrued sales commissions payable to sales representatives	75	193
Other	618	96
Total accrued liabilities	$2,254	$1,811

4. Commitments and Contingencies

Operating Leases

The Company leases office space for its corporate headquarters located in Chandler, Arizona and for its design facility located in Austin, Texas. The leases expire January 2022. Rent expense is recognized on a straight-line basis over the term of the leases and accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

In January 2017, the Company entered into a five-year sublease agreement with Freescale, a related party, to rent 6,560 square feet of office and laboratory space in Chandler, Arizona, and in March 2017, the Company amended the sublease to increase the space to 10,023 square feet. In October 2017, the Company entered into an amendment to its lease with Freescale in Chandler, Arizona to add 17,951 square feet of office space. The initial term of this amendment to the lease ends on January 31, 2022, with an option to renew the lease through August 31, 2024. The amendment provides the Company with 11 months free rent for the additional space of 17,951 square feet. The Company subsequently moved its headquarters into this new office space in December 2017.

The Company has another operating lease for its Arizona manufacturing facility lease, as amended, for certain of the fabrication, laboratory and office premises of Freescale, a related party. This lease is cancellable upon 24 months’ notice by either of the parties. In March 2017, the Company amended the premises covered to remove laboratory space, decrease fabrication space and expand office space. In October 2017, the Company extended the lease through January 31, 2020, which can be further extended through January 31, 2021 if an option to extend is initiated by Freescale.

The following is a schedule of minimum rental commitments under the Company’s operating leases at December 31, 2017 (in thousands):

Year Ending December 31,	Amount
2018	$1,536
2019	1,645
2020	833
2021	766
2022	46
Total minimum lease payments	$4,826

Total rent expense was $1.4 million, $1.5 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

5. Debt and Related Warrants

Prior Facilities

In June 2015, the Company executed a Loan and Security Agreement with Ares Venture Finance (2015 Credit Facility) comprising an $8.0 million term loan and a $4.0 million revolving loan. The term loan provides for interest at a floating rate equal to the greater of (a) 8.75% or (b) LIBOR plus 7.75% and has a term of four years. The term loan is payable in 15 monthly installments of interest only and 33 payments of principal and interest with an end-of-term fee of $180,000 due upon maturity. The revolving loan provides for interest at a floating rate equal to the prime rate plus 3.75% and has a term of two years. The Company may draw upon the loan facility for working capital purposes as required depending upon accounts receivable balances and other required conditions. In January 2016, the Company borrowed $1.5 million from the revolving loan.

Security for the 2015 Credit Facility includes all of the Company’s assets except for leased equipment. The 2015 Credit Facility contains customary covenants restricting the Company’s activities, including limitations on its ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, incur indebtedness or grant liens or negative pledges on its assets, make loans or make other investments. Under these covenants, the Company is prohibited from paying dividends with respect to its capital stock. The Company was in compliance with all covenants at December 31, 2016.

In April 2017, the Company repaid the outstanding balance of $1.1 million on the revolving loan at which time the unamortized balance of the debt discount of $10,000 was recognized as a loss on extinguishment of debt. In May 2017, the Company repaid the outstanding principal balance of $6.2 million on the term loan at which time the unamortized balance of the debt discount was $175,000, and paid a prepayment penalty of $61,000. The unamortized debt discount balance and the prepayment penalty were recognized as a loss on extinguishment of debt in the statements of operations and comprehensive loss.

2017 Credit Facility

On May 4, 2017, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (2017 Credit Facility) for a $12.0 million term loan. The term loan provides for interest at a floating rate equal to the prime rate minus 0.75%. As of December 31, 2017, the interest rate was 3.75%. The term loan provides for a period of interest-only payments through April 30, 2018, followed by fixed principal and interest payments based on either a 24-month amortization schedule or a 36-month amortization schedule if the Company meets certain sales milestones. As of December 31, 2017, the Company determined it would not meet the sales milestones and as such the term loan will be based on a 24-month amortization schedule. Borrowings under the 2017 Credit Facility mature in May 2020. The Company is required to comply with certain covenants under the 2017 Credit Facility, including requirements to maintain a minimum liquidity ratio, meet certain revenue targets, and restrictions on certain actions without the consent of the lender, such as the disposal and acquisition of its business or property, changes in business, and mergers or acquisitions. An end of term fee of 6% of the amount borrowed must be made when the loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment is being accreted using the effective interest method.

Security for the 2017 Credit Facility includes all of the Company’s assets except for intellectual property. The 2017 Credit Facility contains customary covenants restricting the Company’s activities, including limitations on its ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, incur indebtedness or grant liens or negative pledges on its assets, make loans or make other investments. Under these covenants, the Company is prohibited from paying dividends with respect to its capital stock. The Company was in compliance with all covenants at December 31, 2017. The 2017 Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the term loan. As of December 31, 2017, management does not believe that it is probable that the clause will be triggered within the next twelve months, and therefore the term loan is classified as long-term.

The carrying value of the Company’s 2017 Credit Facility at December 31, 2017, was as follows (in thousands):

	Current	Long-Term
	Portion	debt	Total
Debt, including end of term fee	$4,000	$8,720	$12,720
Less:
Discount attributable to end of term fee and debt issuance costs	(23)	(563)	(586)
Net carrying value of debt	$3,977	$8,157	$12,134

The carrying value of the Company’s Prior Facilities at December 31, 2016, was as follows (in thousands):

	Current	Long-Term
	Portion	debt	Total
Debt, including end of term fee	$4,054	$4,301	$8,355
Less:
Discount attributable to warrants, end of term fee and debt issuance cost	(177)	(83)	(260)
Net carrying value of debt	$3,877	$4,218	$8,095

The table below shows the principal repayments due under the 2017 Credit Facility as of December 31, 2017 (in thousands):

Principal Repayment
as of December 31,
2018	$4,000
2019	6,000
2020	2,720
Total principal repayments	$12,720

Capital Lease Obligations

The Company leases certain equipment under capital lease obligations expiring in October 2020. The balance of the capital lease obligations was $31,000 and $7,000 at December 31, 2017 and 2016, respectively.

Property and equipment under capital leases amounted to $31,000 and $440,000 at December 31, 2017 and 2016, respectively. Accumulated depreciation and amortization on these assets was $2,000 and $433,000 at December 31, 2017 and 2016, respectively.

Future minimum rental commitments under the Company’s capital lease obligations are $11,000, $10,000, and $10,000 for the years ended December 31, 2018, 2019, and 2020, respectively.

6. Stockholders’ Equity

Common Stock

Common stockholders are entitled to dividends if and when declared by the board of directors. As of December 31, 2017, no dividends on common stock had been declared by the board of directors.

The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2017	2016
Options issued and outstanding	1,593,195	1,414,730
Shares available for future option grants	83,929	342,500
Common stock warrants	27,690	27,690
Total	1,704,814	1,784,920

Warrants

In connection with a credit facility, the Company issued to Silicon Valley Bank a warrant to purchase 3,076 shares of the Company’s Series A redeemable convertible preferred stock at an exercise price of $26.00 per share. The warrant could be exercised at any time and would expire, if not exercised, on December 14, 2019. At the date of issuance, the Company recorded the warrant as a debt discount of $63,000 and as a liability on the balance sheet at its fair value. At the date of the IPO of the Company’s common stock, the warrant was converted into a warrant to purchase 3,076 shares of the Company’s common stock. The warrant was remeasured to its fair value of $1,600 and the carrying value of the warrant of $1,600 was reclassified to additional paid in capital during the year ended December 31, 2016.

In connection with a credit facility, the Company issued to Silicon Valley Bank a warrant to purchase 6,153 shares of the Company’s Series B redeemable convertible preferred stock at an exercise price of $26.00 per share. The warrant can be exercised at any time and expires 10 years after the date of issuance. The Company recorded the warrant as a debt discount and as a liability on the balance sheet at its fair value of $106,000 on the date of issuance using the Black-Scholes option-pricing model. At the date of the IPO of the Company’s common stock, the warrant was converted into a warrant to purchase 6,153 shares of the Company’s common stock. The warrant was remeasured to its fair value of $14,900 and carrying value of the warrant of $14,900 was reclassified to additional paid in capital during the year ended December 31, 2016.

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

7. Stock-Based Compensation

2016 Employee Incentive Plan

The Company’s board of directors adopted the 2016 Equity Incentive Plan (the 2016 Plan) on April 25, 2016, which was subsequently approved on September 20, 2016 by the Company’s stockholders. The 2016 Plan became effective on October 7, 2016, the date the Company’s registration statement was declared effective by the SEC.

The Company’s 2016 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation to employees, directors and consultants. In addition, the Company’s 2016 Plan provides for the grant of performance cash awards to employees, directors and consultants.

The maximum number of shares of common stock that may be issued under the Company’s 2016 Plan is 500,000 subject to an automatic increase on January 1 of each year, beginning on January 1, 2017, and continuing through and including January 1, 2026, by 3% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors.

2008 Employee Incentive Plan

The 2008 Equity Incentive Plan (the 2008 Plan) provided for the issuance of incentive stock options (ISO), nonqualified stock options, and other stock compensation awards. Under the terms of the 2008 Plan, the exercise price of an ISO shall be not less than 100% of the fair value of the stock at the date of grant, as determined by the board of directors, or in the case of certain ISOs, at 110% of the fair market value at the date of grant.

The term and vesting periods for options granted under the 2008 Plan were determined by the Company’s board of directors. Options granted generally vest over four years. Options must be exercised within a 10‑year period or sooner if so specified within the option agreement.

No further grants will be made under the Company’s 2008 Plan. However, any outstanding stock awards granted under the 2008 Plan will remain outstanding, subject to the terms of the Company’s 2008 Plan and the applicable stock award agreements, until such outstanding stock awards that are stock options are exercised or until they terminate or expire by their terms, or until such stock awards are fully settled, terminated or forfeited. At December 31, 2017, 826,258 options under the 2008 Plan remained outstanding.

Summary of Stock Option Activity

The following table summarizes the stock option activity for all grants under the 2008 Plan and 2016 Plan:

		Options Outstanding
			Weighted-	Weighted-
			Average	Average
	Options		Exercise	Remaining	Aggregate
	Available for	Number of	Price Per	Contractual	Intrinsic
	Grant	Options	Share	Life (years)	Value
					(In thousands)
Balance—December 31, 2015	55,330	927,175	$4.43	7.3	$6,500
Options authorized	785,364	—
Options granted	(563,523)	563,523	13.20
Options exercised	—	(10,639)	4.43		$114
Options cancelled/forfeited	65,329	(65,329)	4.71
Balance—December 31, 2016	342,500	1,414,730	$5.28	7.6	$4,267
Options authorized	374,944	—
RSUs granted	(30,680)	—
Options granted	(757,900)	757,900	13.02
Options exercised	—	(281,483)	4.75		$2,101
Options cancelled/forfeited	155,065	(297,952)	6.13
Balance—December 31, 2017	83,929	1,593,195	8.88	6.6	$1,997
Options exercisable—December 31, 2017		766,233	5.43	3.7	$1,825
Options vested and expected to vest—December 31, 2017		1,593,195	8.88	6.6	$1,997

During the years ended December 31, 2017, 2016, and, 2015, the Company granted options with a weighted-average grant date fair value of $6.48, $4.52 and $4.42 per share, respectively.

The total fair value of options vested during the year was $1.5 million, $622,000, and $353,000 for the years ended December 31, 2017, 2016, and, 2015, respectively.

2016 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2016 Employee Stock Purchase Plan (the ESPP) on April 25, 2016, which was subsequently approved on September 20, 2016 by the Company’s stockholders. The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward the Company’s success and that of the Company’s affiliates. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. The board of directors, or a duly authorized committee thereof, will administer the Company’s ESPP.

The maximum aggregate number of shares of common stock that may be issued pursuant to the exercise of purchase rights under the Company’s ESPP that are granted to employees or to employees of any of the Company’s designated affiliates is 96,153 shares, subject to annual increases. The number of shares of common stock reserved for issuance under the Company’s ESPP will increase automatically each year, beginning on January 1, 2017, and continuing through and including January 1, 2026, by 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number as determined by the board of directors. In 2017, there was an increase of 124,981 shares reserved for issuance under the Company’s ESPP due to this provision. Shares subject to purchase rights granted under the Company’s ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company’s ESPP. The initial offering period (Initial Offering) under the ESPP began on October 7, 2016 and ended on October 12, 2017. The first purchase period under the 2016 ESPP commenced on October 12, 2016 and ended on April 12, 2017. The second purchase period under the Initial Offering began on April 13, 2017 and ended on October 12, 2017. The second offering period (Second Offering) under the ESPP began on October 13, 2017 and will end on October 12, 2018. The first purchase of the Second Offering period began on October 13, 2017 and will end on April 12, 2018. After the Second Offering, a new offering will begin every six months. Each offering under the ESPP will consist of two purchase periods of approximately six months in duration and will run concurrently. The Company had 183,544 shares available for issuance under the Company’s ESPP as of December 31, 2017. Employees purchased 37,590 shares for $256,000 during the year ended December 31, 2017.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares issued under the ESPP:

Year Ended December 31,
	2017	2016	2015
Expected volatility	49.3 – 72.7%	—%	—%
Risk-free interest rate	0.49 – 1.02%	—%	—%
Expected term (in years)	0.5 – 1.0	—	—
Dividend yield	—%	—%	—%

Modification of Stock Awards

In August 2017, the Company entered into a Separation Agreement with its former Chief Executive Officer which resulted in the acceleration in the vesting of certain unvested stock options as well as the extension of the exercise period for all vested options. As a result of the modification, the Company recorded stock-based compensation expense of $310,000 during the year ended December 31, 2017 to reflect the revised service period for the stock options and related vesting of shares that would otherwise not have vested.

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

Restricted of Stock Units

In September 2017, the Company’s board of directors authorized the issuance of Restricted Stock Units (RSUs), under the 2016 Plan and adopted a form of Restricted Stock Unit Award Agreement, which is intended to serve as a standard form agreement for RSU grants issued to employees, executive officers, directors and consultants. The fair value of the RSUs is recognized as expense ratably over the vesting period, as determined by the board of directors on the date of grant.

The following table summarizes RSU activity for the year ended December 31, 2017:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Exercise
	Restricted Stock	Price Per
	Units	Share
Balance—December 31, 2016	—	$—
Granted	30,680	10.55
Balance—December 31, 2017	30,680	$10.55

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of December 31, 2017, there was $260,000 of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.5 years.

Stock-based Compensation Expense

The Company recognized stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$488	$403	$169
General and administrative	1,297	637	190
Sales and marketing	263	101	57
Total	$2,048	$1,141	$416

As of December 31, 2017, there was $5.1 million of total unrecognized compensation expense related to unvested options which the Company expects recognize over a weighted-average period of 3.3 years.

Employee Stock-based Compensation

Stock-based compensation expense for employees was $2.0 million, $1.1 million, and $407,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Year Ended December 31,
	2017	2016	2015
Expected volatility	46.7 – 52.0%	42.6 – 45.3%	44.1 – 48.9%
Risk-free interest rate	1.85 - 2.14%	1.12 – 2.26%	1.51 – 1.79%
Expected term (in years)	5.3 – 6.1	4.8 – 6.1	5.6 – 6.1
Dividend yield	—%	—%	—%

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

Non-employee Stock-based Compensation

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options vest. During the year ended December 31, 2017, the Company granted options to purchase 16,800 shares of common stock to non-employees with a weighted-average exercise price of $13.74 per share. During the year ended December 31, 2016, the Company granted options to purchase 8,073 shares of common stock to non-employees with a weighted-average exercise price of $7.51 per share. During the year ended December 31, 2015, the Company did not grant any options to non-employees.

Options to purchase 37,872 shares, 31,990 shares and 15,498 shares of common stock were outstanding with a weighted-average exercise price of $9.16, $5.26 and $4.42 per share as of December 31, 2017, 2016 and 2015, respectively. Stock-based compensation expense for non-employees was $69,000, $23,000, and $9,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

The Company believes that the fair value of the stock options is more reliably measurable than the fair value of services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2017	2016	2015
Expected volatility	46.7 – 60.5	52.3 – 52.7	51.6 – 52.9%
Risk-free interest rate	2.09 – 2.44	1.94 – 2.41	1.72 – 2.02%
Expected term (in years)	7.2 – 9.6	9.5 – 9.8	6.6 – 9.1
Dividend yield	—%	—	—%

8. 401(k) Plan

The Company has a defined contribution employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer a portion of their annual compensation up to certain statutory limits. At the election of the Board of Directors, the Company may elect to match employee contributions but has not done so to date.

9. Related Party Transactions

Convertible Promissory Notes

In January 2016, the Company entered into a Note Purchase Agreement with several of its stockholders for the issuance of convertible promissory notes (the 2016 Notes) for an aggregate amount of $5.0 million. The 2016 Notes bear interest at 5.0% per annum and have a maturity date of December 15, 2016, extended from the original maturity date of September 30, 2016. The outstanding principal amount and accrued interest on the 2016 Notes were convertible into shares of Series B redeemable convertible preferred stock, at any time, upon written election of the holders of at least a majority of the outstanding principal balance of the 2016 Notes. In the event of an equity financing with proceeds in excess of $5.0 million (Qualified Financing) prior to the maturity of the 2016 Notes, the outstanding principal and accrued interest convert into shares of stock issued in the equity financing based on a price per share equal to the price per share paid by investors in said financing. In the event of an IPO, the outstanding principal and accrued interest convert into shares of common stock at a price per share equal to 80% of the per share price of the common stock issued in the IPO. In the event of a deemed liquidation event occurring before the maturity date, the 2016 Notes will be repaid in cash in an amount equal to three times the outstanding principal amount. The redemption of the 2016 Notes upon a deemed liquidation event and in the event of an IPO were contingent redemption features that are not clearly and closely related to the debt instrument and thus were bifurcated and recognized as a derivative liability on the balance sheet at the date of issuance. The compound derivative was recorded as a debt discount at fair value of $653,000 on the issuance date of the 2016 Notes and was being amortized over the term of the 2016 Notes using the effective interest method. Upon the completion of the IPO, the outstanding principal balance of the 2016 Notes, including accrued interest of $176,000, was converted into 808,747 shares of common stock. Accordingly, the outstanding balance of the 2016 Notes of $5.2 million, the unamortized debt discount of $74,000 and the derivative liability of $70,000 were reclassified to additional paid-in capital. No gain or loss from the extinguishment of the debt was recognized in the statement of the operations as the holders of the 2016 Notes are related parties.

In August 2016, the Company entered into a Note Purchase Agreement with existing stockholders for the issuance of subordinated convertible promissory notes (the 2016 Bridge Notes) for an aggregate principal amount of $3.5 million. The 2016 Bridge Notes bear interest at 5.0% per annum and have a maturity date of December 15, 2016, extended from the original maturity date of September 30, 2016. In the event of an equity financing with proceeds in excess of $5.0 million (Qualified Financing) prior to the maturity of the 2016 Bridge Notes, the outstanding principal and accrued interest convert into shares of stock issued in the Qualified Financing based on a price per share equal to the price per share paid by investors in such financing. In the event of an IPO, the outstanding principal and accrued interest convert into shares of common stock at a price per share equal to 80% of the per share price of the common stock issued in the IPO. In the event of a deemed liquidation event occurring before the maturity date, the 2016 Bridge Notes will be repaid in cash in an amount equal to three times the outstanding principal amount. The Company may not prepay the 2016 Bridge Notes without the consent of the Company and the majority holders of the outstanding balance of the promissory notes. The redemption of the 2016 Bridge Notes upon a deemed liquidation event and in the event of an IPO are contingent redemption features that are not clearly and closely related to the debt instrument and thus were bifurcated and recognized as a derivative liability on the balance sheet at the date of issuance. The compound derivative was recorded as a debt discount at fair value of $264,000 on the issuance date of the 2016 Bridge Notes and was being amortized over the term of the 2016 Bridge Notes using the effective interest method. Upon completion of the IPO, the outstanding principal balance of the 2016 Bridge Notes, including accrued interest of $35,000, was converted into 552,262 shares of common stock. Accordingly, the carrying value of the 2016 Bridge Notes of $3.5 million, the unamortized debt discount of $122,000 and the derivative liability of $50,000 were reclassified to additional paid-in capital. No gain or loss from the extinguishment of the debt was recognized in the statement of the operations as the holders of the 2016 Bridge Notes are related parties.

Joint Development Agreement—GLOBALFOUNDRIES

On October 17, 2014, the Company entered into a Joint Development Agreement (JDA) with GLOBALFOUNDRIES, Inc. (GF), a related party due to its equity ownership in the Company, for the joint development of the Company’s Spin Transfer Torque MRAM (STT-MRAM) technology. The term of the agreement is the later of four years from the effective date or until the completion, termination or expiration of the last statement of work entered into pursuant to the JDA. The JDA also states that the specific terms and conditions for the production and supply of the developed STT-MRAM technology would be pursuant to a separate manufacturing agreement entered into between the parties.

Under the JDA, each party licenses its relevant intellectual property to the other party. For certain jointly developed works, the parties have agreed to follow an invention allocation procedure to determine ownership. In addition, GF possesses the exclusive right to manufacture the Company’s discrete and embedded STT-MRAM devices developed pursuant to the agreement until the earlier of three years after the qualification of the MRAM device for a particular technology node or four years after the completion of the relevant statement of work under which the device was developed. For the same exclusivity period associated with the relevant device, GF agreed not to license intellectual property developed in connection with the JDA to named competitors of the Company.

Generally, unless otherwise specified in the agreement or a statement of work, the Company and GF share project costs, which do not include personnel or production qualification costs, equally under the JDA. If GF manufactures, sells or transfers to customers wafers containing production quantified STT-MRAM devices that utilize certain design information, GF will be required to pay the Company a royalty. The term of the agreement is four years and is extended until the completion of any development work, if later.

In May 2016, the Company entered into an amendment to the JDA to modify the payment schedule and clarify its payment obligations for certain past project costs. Under the amendment, GF had the right to terminate the JDA if the Company did not pay the past project costs, with interest, by December 15, 2016. Such project costs were paid in December 2016.

As of December 31, 2017, $25,000 was receivable from GF. There were no amounts receivable from GF as of December 31, 2016. As of December 31, 2017 and 2016, $749,000 and $979,000, respectively, were payable to GF for the Company’s share of the project costs under the JDA. During the year ended December 31, 2017, the Company purchased research and development equipment from GF for $747,000, which were included in property and equipment, net as of December 31, 2017. There were no such purchases from GF during the year ended December 31, 2016. The Company incurred project costs, recognized as research and development expense, of $5.2 million, $2.9 million, and $3.6 million during the years ended December 31, 2017, 2016, and 2015, respectively. The Company entered into a Statement of Work #4B (the SOW 4B) under the JDA with GF effective August 31, 2016. Under SOW 4B, the Company will collaborate with GF in planning, designing and supporting evaluation of 22nm embedded MRAM arrays. The Company is eligible to receive three substantive milestone payments from this collaboration: (a) $569,000 was due upon the delivery of the Company’s database of bias system schematics; (b) $650,000 was due upon the delivery of a Graphic Design Database System package; and (c) $406,000 is due upon demonstration that the embedded MRAM array meets the specifications agreed upon by the two parties. All the milestones were achieved in 2017 for which the Company recognized revenue of $1.6 million from GF in the year ended December 31, 2017. There was no revenue from GF for the years ended December 31, 2016 and 2015.

On October 21, 2014, GF participated, along with other investors, in the Company’s Series B redeemable convertible preferred stock financing and purchased 192,307 shares at $26.00 per share. Contemporaneously, the Company sold 461,538 shares of its common stock to GF at a discounted price of $0.00026 per share. The common shares vest upon the achievement of a goal as set forth in the Statement of Work #1 (the “SOW”) under the JDA. The unvested common shares are subject to repurchase by the Company, if the JDA is terminated for any reason, for a one-year period after such termination, at a price that is the lower of the original price paid by GF or the fair value of the Company’s common stock as of the date of repurchase. The Company has determined that the issuance of these shares of common stock to GF represents compensation for services to be provided under the JDA. Accordingly, the shares are accounted for similar to a stock award granted to a non-employee of the Company and are remeasured to their fair value as they vest. Although the shares issued do not commence vesting until the achievement of the product qualification (the Initial Measurement Date), the Company has deemed it probable that the qualification requirement will be met and compensation expense related to the shares issued is being recognized prior to the Initial Measurement Date. Due to the vesting conditions, there will be multiple measurement dates, occurring on the Initial Measurement Date and at the end of each month thereafter. The fair value of vesting shares is effectively fixed at each measurement date while the fair value of the remaining unvested shares will be remeasured each subsequent measurement date until the shares are fully vested. During the year ended December 31, 2016, GF achieved the product qualification as set forth under the SOW. As such, a total of 211,538 shares of common stock became vested on August 21, 2016, the designated Initial Measurement Date. Subsequent to the Initial Measurement Date through December 31, 2017, an additional 153,846 shares of common stock became vested. As of December 31, 2017, there were 96,153 shares unvested that were subject to repurchase.

During the years ended December 31, 2017, 2016, and 2015, the Company recognized non-cash compensation expense of $1.5 million, $965,000, and $1.8 million, respectively, in research and development expense, related to the vesting of the shares of common stock. The Company recognizes compensation expense based on the fair value of the common stock at each reporting period, which was $7.50, $8.29, and $13.52 per share as of December 31, 2017, 2016, and 2015, respectively. The decrease in the fair value of the common stock during the year ended December 31, 2017 and 2016 resulted in a reversal of compensation expense previously recognized on the unvested shares.

Transactions with Freescale

The Company has entered into various transactions with Freescale (a wholly-owned subsidiary of NXP), a related party due to its equity ownership in the Company. The Company leases its manufacturing facility in Chandler, Arizona, from Freescale and total rent expense during the years ended December 31, 2017, 2016, and 2015 were $1.0 million, $1.1 million, and $1.0 million, respectively. Freescale also performs processing of the Company’s products in its facility which are capitalized as part of the cost of inventory. The total processing costs incurred by the Company were $3.1 million, $2.5 million, and $3.9 million, for the years ended December 31, 2017, 2016, and 2015, respectively. In addition, Freescale is one of the Company’s largest customers for the sale of embedded wafers, and total revenue from

Freescale was $2.3 million, $2.4 million, and $3.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. In the year ended December 31, 2017 and 2016, the Company purchased wafers for its Condor product from Freescale for $1.4 million and $904,000, respectively, of which $638,000 and $505,000 was included in inventory as of December 31, 2017 and 2016, respectively. Amounts due from Freescale were $587,000 and $486,000 at December 31, 2017 and 2016, respectively. Amounts due to Freescale were $945,000 and $380,000 at December 31, 2017 and 2016, respectively.

10. Geographic Information

Revenue from customers is designated based on the geographic region or country to which the product is delivered or licensee is located. Revenue by country was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$4,759	$4,321	$5,362
Singapore	8,067	5,467	4,614
Japan	4,128	3,285	2,280
Germany	2,964	3,013	3,546
Taiwan	2,076	2,161	3,759
Hong Kong	2,179	2,122	2,744
All other	11,763	6,725	4,241
Total revenue	$35,936	$27,094	$26,546

11. Income Taxes

For the years ended December 31, 2017, 2016 and 2015, the Company recorded no provision for income taxes primarily due to losses incurred. The Company has incurred net operating losses for all the periods presented. The Company has not reflected any benefit of the net operating loss carryforwards in the accompanying financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Tax at statutory federal rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	(1.4)	(1.5)	(1.9)
Stock-based compensation	(0.8)	1.3	0.8
Nondeductible fair value adjustment	—	(2.5)	—
Nondeductible interest	—	2.0	—
Change in valuation allowance	(34.2)	33.3	34.3
Federal tax rate change	70.2	—	—
Other	0.2	1.4	0.8
Provision for income taxes	(0.0)%	(0.0)%	(0.0)%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$22,586	$29,469
Inventory	1,520	1,187
Accruals	401	902
Depreciation and amortization	60	105
Other	1,228	1,312
Gross deferred tax assets	25,795	32,975
Valuation allowance	(25,721)	(32,850)
Deferred tax assets	74	125
Deferred tax liabilities:
Prepaid expenses	(74)	(125)
Deferred tax liabilities	(74)	(125)
Net deferred tax assets	$—	$—

The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets as of December 31, 2017 and 2016. The net valuation allowance decreased by $7.1 million in 2017 and increased $5.3 million in 2016.

As of December 31, 2017, the Company had federal net operating loss carryforwards of approximately $100.1 million which will begin to expire in the year of 2028 if not utilized. In addition, the Company had state net operating loss carryforwards of approximately $39.3 million, which will begin to expire in 2023 if not utilized.

The Tax Reform Act of 1986 (the Act) provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit the Company’s ability to utilize these carryforwards.

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company is subject to U.S. federal and state income tax examinations by authorities for all tax years due to the accumulated net operating losses that are being carried forward for tax purposes.

The Company has not identified any unrecognized tax benefits as of December 31, 2017 and 2016. As the Company has a full valuation allowance on its deferred tax assets, any unrecognized tax benefits would reduce the deferred tax assets and the valuation allowance in the same amount. The Company does not expect the amount of unrecognized tax benefits to materially change in the next twelve months.

On December 22, 2017, President Trump signed into law the 2017 Tax Act, which significantly amends the Internal Revenue Code of 1986. The 2017 Tax Act, among other things, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limits the tax deduction for interest expense to 30% of adjusted earnings, eliminates net operating loss carrybacks, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, allows immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. The rate reduction will take effect on January 1, 2018. The Company reviewed and incorporated the impact of the 2017 Tax Act in its tax calculations and disclosures. The primary impact on the Company stems from the re-measurement of its deferred taxes at the new corporate tax rate of 21%, which reduced the Company's net deferred tax assets, before valuation allowance, by $14.8 million. Due to the full valuation allowance, the change in deferred taxes was fully offset by the change in valuation allowance. The net effect of the tax reform enactment on the financial statements is $0 as of December 31, 2017. The Company continues to examine the impact these changes may have on the business.

12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss	$(21,100)	$(16,708)	$(18,183)
Denominator:
Weighted-average common shares outstanding	12,640,094	5,117,226	3,013,743
Less: weighted-average unvested common shares subjected to repurchase	(155,110)	(378,730)	(461,538)
Weighted-average common shares outstanding used to calculate net loss per common share, basic and diluted	12,484,984	4,738,496	2,552,205
Net loss per common share, basic and diluted	$(1.69)	$(3.53)	$(7.12)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2017	2016	2015
Redeemable convertible preferred stock on an as-converted basis	—	—	2,486,199
Options to purchase common stock	1,593,195	1,414,730	927,175
Restricted stock units	30,680	—	—
Common stock subject to repurchase	96,153	211,538	461,538
Redeemable convertible preferred stock warrants on an as-converted basis	—	—	27,690
Common stock warrants	27,690	27,690	—
Total	1,747,718	1,653,958	3,902,602

13. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial results from operations for the years ended December 31, 2017 and 2016 were as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Total revenue	$7,880	$8,925	$9,008	$10,123
Gross profit	4,217	5,792	5,255	6,221
Net loss	(6,086)	(5,187)	(5,446)	(4,381)
Net loss per common share, basic and diluted	(0.49)	(0.42)	(0.43)	(0.35)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Total revenue	$6,207	$6,659	$7,164	$7,064
Gross profit	3,662	3,500	4,305	3,232
Net loss	(4,540)	(5,416)	(1,444)	(5,308)
Net loss per common share, basic and diluted	(1.78)	(2.12)	(0.54)	(0.48)

14. Subsequent Events

In February 2018 the Company completed a follow-on underwritten public offering of its common stock under its Registration Statement filed in November 2017 (File No. 333-221331), selling 3,772,447 shares of its common stock at an offering price of $7.00 per share for proceeds of $24.8 million, net of underwriting discounts and commissions, but before offering costs.

In February 2018, the Company modified the terms of 400,000 vested and unvested stock option awards granted to the Chief Executive Officer, by reducing their exercise price from $16.25 per share to $7.64 per share. There was no change to any of the other terms of the option awards. The modification resulted in an incremental value of $600,000 being allocated to the options, of which $63,000 was recognized to expense immediately based on options that were vested at the time of the modification. The remaining incremental value of $537,000 attributable to unvested options will be recognized over the remaining vesting term.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level. Additionally, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K includes a report of management’s assessment regarding internal control over financial reporting. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm because, as an “emerging growth company” under the JOBS Act, our independent registered public accounting firm is not required to issue such an attestation report.

The following report is provided by management in respect of our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act):

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management used the Committee of Sponsoring Organizations of the Treadway Commission Internal Control - Integrated Framework (2013), or the COSO framework, to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 and has concluded that such internal control over financial reporting was effective.

Changes in internal control over financial reporting.

In prior years, we identified material weaknesses in our internal control over financial reporting as of December 31, 2016, relating to the design, operation, and resourcing of our financial reporting processes along with information technology general and application controls. We remediated these material weaknesses by formalizing our internal controls, including the information technology general controls, and hiring additional personnel within our accounting and information technology functions. After implementing new internal controls and procedures, we concluded that we have remediated the previously identified material weaknesses as of December 31, 2016. Except as otherwise described herein, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

In February 2018, we modified the terms of 400,000 vested and unvested stock option awards granted to our Chief Executive Officer, Kevin Conley, by reducing their exercise price from $16.25 per share to $7.64 per share. There was no change to any of the other terms of the option awards. The modification resulted in an incremental value of $600,000 being allocated to the options, of which $63,000 was recognized to expense immediately based on options that were vested at the time of the modification. The remaining incremental value of $537,000 attributable to unvested options will be recognized over the remaining vesting term.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2018 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, under the headings “Management,” “Proposal 1 - Election of Directors,” “Board Committees and Meetings,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

3. Exhibits

EXHIBIT INDEX

†
		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8‑K	001‑37900	3.1	10/13/2016

3.2	Bylaws.	S‑1	333‑213569	3.6	9/09/2016

4.1	Form of Common Stock Certificate of the Company.	S‑1	333‑213569	4.1	9/09/2016

4.2	Reference is made to Exhibits 3.1 and 3.2.

10.1†	Form of Indemnity Agreement between the registrant and its directors and officers.	S‑1	333‑213569	10.1	9/09/2016

10.2†	2008 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1/A	333‑213569	10.2	9/26/2016

10.3†	2016 Equity Incentive Plan and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1/A	333‑213569	10.3	9/26/2016

10.4†	2016 Employee Stock Purchase Plan.	S-1/A	333‑213569	10.4	9/26/2016

10.5	Lease, dated as of June 5, 2008, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333‑213569	10.5	9/09/2016

10.6	Amendment No. 1 to Lease, dated as of February 2, 2009, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333‑213569	10.6	9/09/2016

10.7	Amendment No. 2 to Lease, dated as of March 1, 2010, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333‑213569	10.7	9/09/2016

10.8	Amendment No. 3 to Lease, dated as of July 20, 2011, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333‑213569	10.8	9/09/2016

10.9	Amendment No. 4 to Lease, dated as of June, 2014 by and between the registrant and Freescale Semiconductor, Inc.	S-1	333‑213569	10.9	9/09/2016

10.10	Loan and Security Agreement, dated as of June 6, 2015 by and between the registrant and Ares Venture Finance, L.P.	S-1	333‑213569	10.10	9/09/2016

10.11	Amendment to Loan and Security Agreement, dated as of January 29, 2016, by and between the registrant and Ares Venture Finance, L.P.	S-1	333‑213569	10.11	9/09/2016

10.12	Second Amendment to Loan and Security Agreement, dated as of August 1, 2016, by and between the registrant and Ares Venture Finance, L.P.	S-1	333‑213569	10.12	9/09/2016

10.13†	Executive Employment Agreement, dated as of April 25, 2016, by and between registrant and Terry Hulett.	S-1	333‑213569	10.13	9/09/2016

10.14†	Executive Employment Agreement, dated as of April 25, 2016, by and between registrant and Phillip LoPresti.	S-1	333‑213569	10.14	9/09/2016

10.15†	Executive Employment Agreement, dated as of April 25, 2016, by and between registrant and Scott Sewell.	S-1	333‑213569	10.15	9/09/2016

10.16	Office Lease Agreement, dated as of January 7, 2011, by and between the registrant and Jutland 4141 Investments, Ltd dba Chandler Office Center.	S-1	333‑213569	10.16	9/09/2016

10.17	Commercial Industrial Lease Agreement, dated as of May 18, 2012, by and between the registrant and Principal Life Insurance Company.	S-1	333‑213569	10.17	9/09/2016

10.18+	STT-MRAM Joint Development Agreement, dated as of October 17, 2014, by and between registrant and GLOBALFOUNDRIES Inc.	S-1	333‑213569	10.18	9/09/2016

10.19+	Amendment No. 1 to the STT-MRAM Joint Development Agreement, dated as of May 27, 2016, by and between registrant and GLOBALFOUNDRIES Inc.	S-1	333‑213569	10.19	9/09/2016

10.20+	Manufacturing Agreement, dated as of October 23, 2014, by and between the registrant and GLOBALFOUNDRIES Singapore Pte. Ltd.	S-1	333‑213569	10.20	9/09/2016

10.21	Restricted Stock Purchase Agreement, by and between the registrant and GLOBALFOUNDRIES Inc.	S-1	333‑213569	10.21	9/09/2016

10.22	Amendment No. 1 to Commercial Industrial Lease Agreement, dated August 12, 2016, by and between the registrant and Legacy Stonelake JV-T, LLC, successor in interest to Principal Life Insurance Company.	S-1	333‑213569	10.22	9/09/2016

10.23	Common Stock Purchase Agreement by and between the registrant and GigaDevice (HK) Limited, dated September 23, 2016.	S-1/A	333‑213569	10.23	9/26/2016

10.24†	Non-employee Director Compensation	10-Q	001‑37900	10.4	11/18/2016

10.25†	Executive Employment Agreement, dated as of April 25, 2016, by and between registrant and Jon Slaughter, Ph.D.	10-K	001‑37900	10.25	3/29/2017

10.26†	Executive Compensation Information	8-K	001‑37900	Item 5.02	1/23/2017

10.27	Amendment No.5 to Lease, dated as of March 22, 2017 by and between the Company and Freescale Semiconductor, Inc.	8-K	001‑37900	10.1	3/28/2017

10.28	Sublease Agreement, dated January 31, 2017, by and between the Company and NXP USA, Inc. and Consent to of Landlord to Sublease, dated March 10, 2017, by and among the Company, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001‑37900	10.1	3/28/2017

10.29	First Amendment to Sublease Agreement, dated February 13, 2017, by and between the Company and NXP USA, Inc. and Consent to of Landlord to Amendment to Sublease, dated March 10, 2017, by and among the Company, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001‑37900	10.2	3/28/2017

10.30	Second Amendment to Sublease Agreement dated March 2, 2017, by and between the Company and NXP USA, Inc. and Consent to of Landlord to Sublease, dated March 10, 2017, by and among the Company, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001‑37900	10.3	3/28/2017

10.31	Loan and Security Agreement, dated as of May 4, 2017, by and between the Company and Silicon Valley Bank.	8-K	001‑37900	10.1	5/9/2017

10.32†	Executive Employment Agreement, dated April 26, 2017 between the Company and Annie Flaig	10-Q	001‑37900	10.2	8/11/2017

10.33†	Severance Agreement, dated February 15, 2017 between the Company and Scott Sewell	10-Q	001‑37900	10.3	8/11/2017

10.34†	Executive Employment Agreement, dated August 18, 2017 between Everspin Technologies, Inc. and Kevin Conley.	8-K	001‑37900	10.1	8/23/2017

10.35†	Separation and Consulting Agreement, dated August 23, 2017 between Everspin Technologies, Inc. and Phillip LoPresti	10-Q	001‑37900	10.2	11/13/2017

10.36†	Form of Restricted Stock Unit Award Agreement under the 2016 Equity Incentive Plan	10-Q	001‑37900	10.3	11/13/2017

10.37†	Executive Employment Agreement for Dr. Jon Slaughter dated April 25, 2016	10-K	001‑37900	10.25	3/29/2017

10.38†*	Executive Employment Agreement for Patrick Patla dated January 9, 2017

10.39*

Third Amendment to Sublease Agreement dated October 17, 2017, by and between the Company and NXP USA, Inc. and Consent to of Landlord to Sublease, dated March 10, 2017, by and among the Company, NXP USA, Inc. and VWP-BV CM 5670, LLC.

10.40*	Amendment No.5 to Lease, dated as of December 19, 2017 by and between the Company and Freescale Semiconductor, Inc.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(b) We have filed, or incorporated into this Annual Report on Form 10‑K by reference, the exhibits listed on the Exhibit Index immediately above.

(c) See Item 15(a)2 above.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chandler, Arizona, on March 15, 2018.

Everspin Technologies, Inc.

By:	/s/ Kevin Conley
Kevin Conley
President and Chief Executive Officer
(Principal Executive Officer) and Director

By:	/s/ Jeffrey Winzeler
Jeffrey Winzeler
Chief Financial Officer
(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin Conley and Jeffrey Winzeler, and each of them, as his true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him and in his name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Conley	President and Chief Executive Officer	March 15, 2018
Kevin Conley	(Principal Executive Officer) and Director

/s/ Jeffrey Winzeler	Chief Financial Officer	March 15, 2018
Jeffrey Winzeler	(Principal Financial and Accounting Officer)

/s/ Lawrence G. Finch	Director	March 15, 2018
Lawrence G. Finch

/s/ Ronald C. Foster	Director	March 15, 2018
Ronald C. Foster

/s/ Stephen J. Socolof	Director	March 15, 2018
Stephen J. Socolof

/s/ Peter Hébert	Director	March 15, 2018
Peter Hébert

/s/ Geoffrey R. Tate	Director	March 15, 2018
Geoffrey R. Tate

/s/ Mike Gustafson	Director	March 15, 2018
Mike Gustafson