Form 10-Q
period 2018-03-31
EVERSPIN TECHNOLOGIES INC
filed 2018-05-09
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of Registrant’s Common Stock outstanding as of May 2, 2018 was 16,673,683.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$33,883	$12,950
Accounts receivable, net	8,904	3,429
Amounts due from related parties	382	612
Inventory	8,903	9,837
Prepaid expenses and other current assets	1,207	590
Total current assets	53,279	27,418
Property and equipment, net	3,775	3,946
Other assets	93	73
Total assets	$57,147	$31,437

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,337	$2,720
Accrued liabilities	2,127	2,254
Amounts due to related parties	3,734	1,694
Deferred income on shipments to distributors	—	1,720
Current portion of long-term debt	5,490	3,987
Total current liabilities	13,688	12,375
Long-term debt, net of current portion	6,772	8,178
Total liabilities	20,460	20,553
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 16,648,271 and 12,817,201 shares issued and outstanding as of March 31, 2018 and December 31, 2017	2	1
Additional paid-in capital	154,201	128,422
Accumulated deficit	(117,516)	(117,539)
Total stockholders’ equity	36,687	10,884
Total liabilities and stockholders’ equity	$57,147	$31,437

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Product sales	$9,264	$6,648
Product sales - related party	101	—
Licensing, royalty, and other revenue	5,107	91
Licensing, royalty, and other revenue - related party	381	1,141
Total revenue	14,853	7,880
Cost of sales	4,898	3,663
Gross profit	9,955	4,217
Operating expenses:
Research and development	6,480	6,389
General and administrative	3,219	2,845
Sales and marketing	1,366	858
Total operating expenses	11,065	10,092
Loss from operations	(1,110)	(5,875)
Interest expense	(211)	(230)
Other income, net	44	19
Net loss and comprehensive loss	$(1,277)	$(6,086)
Net loss per common share, basic and diluted	$(0.09)	$(0.49)
Weighted-average shares used to compute net loss per common share, basic and diluted	14,789,036	12,299,981

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(1,277)	$(6,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	373	232
Stock-based compensation	625	431
Non-cash interest expense	100	59
Compensation expense related to vesting of common stock to GLOBALFOUNDRIES	237	255
Changes in operating assets and liabilities:
Accounts receivable	(5,810)	513
Amounts due from related parties	230	(37)
Inventory	888	(755)
Prepaid expenses and other current assets	(617)	211
Other assets	(20)	(11)
Accounts payable	(353)	695
Accrued liabilities	(127)	93
Amounts due to related parties	2,052	717
Deferred income on shipments to distributors	(39)	(357)
Net cash used in operating activities	(3,738)	(4,040)
Cash flows from investing activities
Purchases of property and equipment	(244)	(470)
Net cash used in investing activities	(244)	(470)
Cash flows from financing activities
Proceeds from the issuance of common stock, net of offering costs	24,609	—
Payments on debt	—	(727)
Payments on capital lease obligation	(3)	(7)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	309	9
Net cash provided by (used in) financing activities	24,915	(725)
Net increase (decrease) in cash and cash equivalents	20,933	(5,235)
Cash and cash equivalents at beginning of period	12,950	29,727
Cash and cash equivalents at end of period	$33,883	$24,492
Supplementary cash flow information:
Interest paid	$111	$171
Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and amounts due to related parties	$73	$965

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Notes to Unaudited Condensed Financial Statements

1. Organization and Nature of Business

Everspin Technologies, Inc. (the Company) was incorporated in Delaware on May 16, 2008. The Company’s magnetoresistive (MRAM) solutions offer the persistence of non-volatile memory with the speed and endurance of random access memory (RAM) and enable the protection of mission critical data particularly in the event of power interruption or failure. The Company’s MRAM solutions allow its customers in the industrial, automotive and transportation, and enterprise storage markets to design high performance, power efficient and reliable systems without the need for bulky batteries or capacitors.

Ability to continue as a going concern

The Company believes that its existing cash and cash equivalents as of March 31, 2018,  coupled with its anticipated growth and sales levels will be sufficient to meet its anticipated cash requirements for at least the next twelve months from the financial statement issuance date of May 9, 2018. The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. The Company may be required at some point in the future to seek additional equity or debt financing, to sustain operations beyond that point, and such additional financing may not be available on acceptable terms or at all. If the Company is unable to raise additional capital or generate sufficient cash from operations to adequately fund its operations, it will need to curtail planned activities to reduce costs. Doing so will likely harm its ability to execute on its business plan.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the SEC.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, fair value of assets and liabilities, inventory, income taxes, and stock-based compensation. Actual results could differ from those estimates and assumptions.

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company generally does not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company also considers a number of factors in evaluating the sufficiency of its allowance for doubtful accounts, including the length of time receivables are past due, significant one-time events, creditworthiness of customers and historical experience. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2018 and December 31, 2017, there was no allowance for doubtful accounts.

The Company also establishes an allowance for product returns. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of sales returns. As the returns are processed as credits on future purchases, the allowance is recorded against the balance of trade accounts receivable. In addition, the Company establishes an allowance for estimated price concessions related to its distributer agreements. The Company estimates credits to distributors based on the historical rate of credits provided to distributors relative to sales or, for some customers the credit is based on a previously negotiated fixed rate. At March 31, 2018, the allowance for product returns and the allowance for price concessions were $173,000 and $399,000, respectively. At December 31, 2017, the allowance for product returns and the allowance for price concessions were $147,000 and $0, respectively.

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Trade accounts receivable	$9,440	$3,576
Allowance for accounts receivable	(572)	(147)
Unbilled accounts receivable	36	—
Accounts receivable, net	$8,904	$3,429

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

Significant customers are those which represent more than 10% of the Company’s total revenue or net accounts receivable balance at each respective balance sheet date. For the purposes of this disclosure, the Company defines “customer” as the entity that is purchasing the products or licenses directly from the Company, which includes the distributors of the Company’s products in addition to end customers that the Company sells to directly. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue		Accounts Receivable, net
	Three Months Ended		As of	As of
	March 31,		March 31,	December 31,
Customers	2018	2017	2018	2017
Customer A	34%	*	54%	*
Customer B	13	10%	*	*
Customer C	*	18%	*	*
Customer D	*	*	*	15%
Customer E	*	13%	*	10%

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

The carrying value of accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments. As of March 31, 2018, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments consist of Level 1 assets. Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds that are included in cash equivalents.

The following table sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$34,408	$—	$—	$34,408
Total assets measured at fair value	$34,408	$—	$—	$34,408

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$13,369	$—	$—	$13,369
Total assets measured at fair value	$13,369	$—	$—	$13,369

Revenue Recognition

The Company recognizes revenue when a customer obtains control of the promised products or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those products or services. Revenue is recognized net of allowances for returns and price concessions, and any taxes collected from customers, which are subsequently remitted to governmental authorities.

Nature of Products and Services

The Company’s revenue is derived from the sale of MRAM-based products in discrete unit form, licenses of and royalties on its MRAM and magnetic sensor technology, the sale of backend foundry services and design services to third parties. Sales of products in discrete unit form are recognized at a point in time, revenue related to licensing agreements is recognized when the Company has delivered rights to the technology, revenue related to royalty agreements is recognized in the period in which sales generated from products sold using the Company’s technology occurs, and sales of backend foundry services and design services to third parties are recognized over time.

Product Revenue

For products sold in their discrete form, the Company either sells its products directly to original equipment manufacturers (OEMs), original design manufacturers (ODMs) and contract manufacturers (CMs), or through a network of distributors, who in turn sell to those customers. For sales directly to OEMs, ODMs and CMs, revenue is recognized when the OEM, ODM or CM obtains control of the product, which occurs at a point in time, generally upon shipment to the customer.

The Company sells the majority of its products to its distributors at a uniform list price. However, distributors may resell the Company’s products to end customers at a very broad range of individually negotiated price points. Distributors are provided with price concessions subsequent to the delivery of product to them and such amounts are dependent on the end customer and product sales price. The price concessions are based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. Price protection rights grant distributors the right to a credit in the event of declines in the price of the Company’s products. Under these circumstances, the Company remits back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors’ outstanding accounts receivable balance. The credits are on a per unit basis and are not given to the distributor until the distributor provides information regarding the sale to their end customer. The Company estimates these credits and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of an allowance for price concessions due to distributors. The Company estimates credits to distributors based on the historical rate of credits provided to distributors relative to sales or, for some customers the credit is based on a previously negotiated fixed rate. Revenue on shipments to distributors is recorded when control of the products has been transferred to the distributor.

The Company estimates the amount of its product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company estimates its product return liability by analyzing its historical returns, current economic trends and changes in customer demand and acceptance of products. The Company has received insignificant returns to date and believes that returns of its products will continue to be minimal.  As such, the Company does not record any reserve for returns but will continue to evaluate the need for a reserve each reporting period.

At the time of shipment to distributors, the Company records a trade receivable for the selling price as there is a legally enforceable obligation of the distributor to pay for the product delivered, an allowance is recorded for the estimated discount that will be provided to the distributor, and the net of these amounts is recorded as revenue on the statement of operations.

License Revenue

For licenses of technology, recognition of revenue is dependent upon whether the Company has delivered rights to the technology, and whether there are future performance obligations under the contract. In some instances, the license agreements call for future events or activities to occur in order for milestones amounts to become due from the customer. The terms of such agreements include payment to the Company of one or more of the following: non-refundable upfront fees; and royalties on net sales of licensed products. Historically, these license agreements have not included other future performance obligations for the Company once the license has been transferred to the customer.

The transaction price in each agreement is allocated to the identified performance obligations based on the standalone selling price (SSP) of each distinct performance obligation. Judgment is required to determine SSP. In instances where SSP is not directly observable, such as when a license or service is not sold separately, SSP is determined using information that may include market conditions and other observable inputs.

Revenue from non-refundable up-front payments is recognized when the license is transferred to the customer and the Company has no other performance obligations.

Royalties

Revenue from sales-based royalties from licenses of the Company’s technology are recognized at the later of when (1) the sale occurs or (2) the performance obligation to which some or all of the sales-based royalty has been allocated is satisfied (in whole or in part).

Other Revenue

For certain revenue streams, the Company recognizes revenue based on the pattern of transfer of the services. The Company uses the input method of measuring costs incurred to date compared to total estimated costs to be incurred under the contract as this method most faithfully depicts its performance.  The Company will record an unbilled receivable (within accounts receivable, net) for the portion of the work that has been completed but not invoiced at the end of each reporting period.

Revenue from milestone payments must be estimated using either the expected value method or the most likely amount method. At the inception of each agreement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price by using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. At the end of each subsequent reporting period, the Company re-evaluates the probability or achievement of each such milestone and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, less shares subject to repurchase, without consideration of potentially dilutive securities. Diluted net loss per common share is the same as basic net loss per common share since the effect of potentially dilutive securities is anti-dilutive.

Prior Period Reclassifications

Certain amounts in the prior period have been reclassified to conform with current period presentation. There was no impact on total revenue or net loss for the prior period.

Recently Adopted Pronouncements

ASU No. 2014-09, Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018 using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of its accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

As a result of the adoption of the new standard, the Company changed its accounting policy for revenue recognition and the details of the significant changes and quantitative impact of the changes are disclosed below.

Distributor sales - Some of the Company's contracts with distributors provide the distributor with certain concessions and price protection credits. Under Topic 605, Revenue, these concessions and price protection credits were not fixed or determinable and, as a result, the associated revenue was deferred until delivery of the product to the end customer. At the time of shipment to distributors, the Company recorded a trade receivable for the selling price as there was a legally enforceable obligation of the distributor to pay for the product delivered, inventory was reduced by the carrying value of goods shipped, and the net of these amounts, the gross profit, was recorded as deferred income on shipments to distributors on the balance sheet. Under Topic 606, the Company recognizes revenue from sales to distributors upon delivery of the product to the distributor and estimates the amount of the concessions and price protection credits at the point of revenue recognition. Accordingly, the balance of the deferred income on shipments was eliminated as a cumulative effect adjustment of implementing Topic 606 as of January 1, 2018, net of the Company’s estimate of concessions and price protection credits for those contracts.

Performance obligations delivered over time –Topic 605 permitted straight-line recognition of revenue for performance obligations that were delivered over time. The new revenue standard requires an entity to recognize revenue based on the pattern of transfer of the services. Entities must use either an input method or an output method to measure progress toward complete satisfaction of a performance obligation. The Company determined that the input method of measuring costs incurred to date compared to total estimated costs to be incurred under the contract most faithfully depicts its performance. Under Topic 606, the Company will record an unbilled receivable (within accounts receivable, net) for the portion of the service that has been completed but not invoiced at the end of each reporting period.

Milestone payments – Topic 605 permitted recognition using the milestone method, whereby revenue was recognized upon the completion of substantive milestones once the customers acknowledge the milestones have been met and the collection of the amounts is reasonably assured. The milestone method no longer exists under the new revenue standard. Revenue from milestone payments must be estimated using either the expected value method or the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. The adoption of Topic 606 did not have an impact on milestone revenue recorded to date as the performance obligations related to such milestones were as of the adoption date.

Sales-based royalties – Topic 605 permitted recognition of royalties when reported to the Company, which generally coincided with the receipt of payment. Under the new revenue standard, revenue generated from sales-based royalties from licenses of technology are recognized at the later of when (1) the sale occurs or (2) the performance obligation to which some or all of the sales-based royalty has been allocated is satisfied (in whole or in part).

The change in revenue recognition upon adoption of Topic 606 resulted in a decrease in the accumulated deficit balance of $1.3 million on January 1, 2018.

The following table summarizes the impact of adopting Topic 606 on select unaudited condensed balance sheet line items (in thousands):

			Balances without
			the adoption of
March 31, 2018	As reported	Adjustments	Topic 606
Accounts receivable, net	$8,904	$363	$9,267
Inventory	8,903	26	8,929
Total current assets	53,279	389	53,668
Total assets	57,147	389	57,536
Deferred income on shipments to distributors	—	2,197	2,197
Total current liabilities	13,688	2,197	15,885
Total liabilities	20,460	2,197	22,657
Accumulated deficit	(117,516)	(1,808)	(119,324)
Total liabilities and stockholders’ equity	57,147	389	57,536

The following table summarizes the impact of adopting Topic 606 on select unaudited condensed statement of operations line items (in thousands, except per share data):

			Balances without
			the adoption of
Three Months Ended March 31, 2018	As reported	Adjustments	Topic 606
Product sales	$9,365	$(831)	$8,534
Licensing, royalty, and other revenue	5,488	29	5,517
Total revenue	14,853	(802)	14,051
Cost of sales	4,898	(294)	4,604
Gross profit	9,955	(508)	9,447
Loss from operations	(1,110)	(508)	(1,618)
Net loss and comprehensive loss	(1,277)	(508)	(1,785)
Net loss per common share, basic and diluted	(0.09)	(0.03)	(0.12)

The following table summarizes the impact of adopting Topic 606 on select unaudited condensed statement of cash flows line items (in thousands):

			Balances without
			the adoption of
Three Months Ended March 31, 2018	As reported	Adjustments	Topic 606
Cash flows from operating activities
Net loss	$(1,277)	$(508)	$(1,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	(5,810)	(28)	(5,838)
Inventory	888	20	908
Deferred income on shipments to distributors	(39)	516	477

ASU No. 2017-09, Compensation-Stock Compensation

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting, which is intended to amend the scope of modification accounting for share-based payment arrangements. The amendments in the update provide guidance on types of changes to the terms or conditions of share-based payment awards that would require the Company to apply modification accounting under ASC 718, Compensation-Stock Compensation. This ASU is effective for annual reporting periods beginning after December 15, 2017, and early adoption was permitted. The Company adopted this standard on January 1, 2018, and the impact of its adoption on the Company’s financial statements was not material.

ASU No. 2016-15, Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. The standard is effective for fiscal years and interim periods beginning after December 15, 2017. The standard should be applied retrospectively and early adoption was permitted, including adoption in an interim period. The Company adopted this standard on January 1, 2018, and the impact of its adoption on the Company’s financial statements was not material.

3. Revenue

Adoption of ASU No. 2014-09

On January 1, 2018, the Company adopted ASU No. 2014-09 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605.

The Company sells the majority of its products to its distributors, but does recognize some revenue under licensing and royalty agreements. The following table presents the Company’s revenues disaggregated by sales channel, (in thousands):

Three Months Ended
March 31, 2018
Distributor	$8,145
Non-distributor	6,708
Total revenue	$14,853

All of the Company's performance obligations and associated revenue are generally transferred to customers at a point in time, with the exception of certain revenue streams which are performed over time commensurate with the delivery of service. The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

Three Months Ended
March 31, 2018
Point in time	$14,472
Over time	381
Total revenue	$14,853

The following table presents the Company’s revenues disaggregated by type (in thousands):

Three Months Ended
March 31, 2018
Product sales	$9,365
License fees	5,000
Royalties	107
Other revenue	381
Total revenue	$14,853

The Company recognizes revenue in three primary geographic regions: North America; Europe, Middle East and Africa (EMEA); and Asia-Pacific and Japan (APJ). The following table presents the Company’s revenues disaggregated by the geographic region to which the product is delivered or licensee is located (in thousands):

Three Months Ended
March 31, 2018
North America	$1,731
EMEA	3,051
APJ	10,071
Total revenue	$14,853

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$—	$682
Work-in-process	4,928	4,517
Finished goods	3,975	4,638
Total inventory	$8,903	$9,837

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued payroll-related expenses	$1,142	$1,331
Accrued inventory	183	524
Deferred rent	284	230
Accrued sales commissions payable to sales representatives	92	75
Other	426	94
Total accrued liabilities	$2,127	$2,254

5. Debt

2017 Credit Facility

On May 4, 2017, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (2017 Credit Facility) for a $12.0 million term loan. The term loan provides for interest at a floating rate equal to the prime rate minus 0.75%. As of March 31, 2018, the interest rate was 4.00%. The term loan provides for a period of interest-only payments through April 30, 2018, followed by fixed principal and interest payments based on either a 24-month amortization schedule or a 36-month amortization schedule if the Company meets certain sales milestones. As of December 31, 2017, the Company determined it would not meet the sales milestones and as such the term loan will be based on a 24-month amortization schedule. Borrowings under the 2017 Credit Facility mature in May 2020. The Company is required to comply with certain covenants under the 2017 Credit Facility, including requirements to maintain a minimum liquidity ratio, meet certain revenue targets, and restrictions on certain actions without the consent of the lender, such as the disposal and acquisition of its business or property, changes in business, and mergers or acquisitions. An end of term fee of 6% of the amount borrowed must be made when the loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment is being accreted using the effective interest method.

Security for the 2017 Credit Facility includes all of the Company’s assets except for intellectual property. The 2017 Credit Facility contains customary covenants restricting the Company’s activities, including limitations on its ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, incur indebtedness or grant liens or negative pledges on its assets, make loans or make other investments. Under these covenants, the Company is prohibited from paying cash dividends with respect to its capital stock. The Company was in compliance with all covenants at March 31, 2018. The 2017 Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the term loan. As of March 31, 2018, management does not believe that it is probable that the clause will be triggered within the next twelve months, and therefore the term loan is classified as long-term.

The carrying value of the Company’s 2017 Credit Facility at March 31, 2018 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Debt, including end of term fee	$5,500	$7,220	$12,720
Less:
Discount attributable to end of term fee and debt issuance costs	(20)	(465)	(485)
Net carrying value of debt	$5,480	$6,755	$12,235

The carrying value of the Company’s 2017 Credit Facility at December 31, 2017 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Debt, including end of term fee	$4,000	$8,720	$12,720
Less:
Discount attributable to end of term fee and debt issuance costs	(23)	(563)	(586)
Net carrying value of debt	$3,977	$8,157	$12,134

Capital Lease Obligations

The Company leases certain equipment under a capital lease obligation expiring in October 2020. The balance of the capital lease obligation was $27,000 and $31,000 at March 31, 2018 and December 31, 2017, respectively.

Property and equipment under the capital lease amounted to $31,000 at March 31, 2018 and December 31, 2017. Accumulated depreciation and amortization on these assets was $5,000 and $2,000 at March 31, 2018 and December 31, 2017, respectively.

6. Stockholders’ Equity

In February 2018, the Company completed a follow-on underwritten public offering of its common stock under its Registration Statement filed in November 2017 (File No. 333-221331), selling 3,772,447 shares of its common stock at an offering price of $7.00 per share for proceeds of $24.6 million, net of $1.8 million of underwriting discounts and commissions and other offering costs.

7. Stock-Based Compensation

The following table summarizes the stock option activity for the three months ended March 31, 2018:

		Options Outstanding
			Weighted-	Weighted-
			Average	Average
	Options		Exercise	Remaining	Aggregate
	Available for	Number of	Price Per	Contractual	Intrinsic
	Grant	Options	Share	Life (years)	Value
					(In thousands)
Balance—December 31, 2017	83,929	1,593,195	$8.88	6.6	$1,997
Prior period adjustment	(1,026)	13,784	4.54	0.3
Options authorized	384,516	—
RSUs granted	(36,350)	—
RSUs cancelled/forfeited	400	—
Options granted	(218,600)	218,600	9.12
Options exercised	—	(58,229)	5.31		$200
Options cancelled/forfeited	—	(391)	6.63
Balance—March 31, 2018	212,869	1,766,959	$7.04	7.0	$1,949
Options exercisable—March 31, 2018		783,554	$5.29	4.0	$1,803

The total grant date fair value of options vested was $377,000 and $107,000 during the three months ended March 31, 2018 and 2017, respectively.

The weighted-average grant date fair value of employee options granted during the three months ended March 31, 2018 and 2017 was $4.74 and $3.69 per share, respectively.

2016 Employee Stock Purchase Plan

In January 2018, there was an increase of 128,172 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP).

Modification of Stock Awards

In February 2018, the Company modified the terms of 400,000 vested and unvested stock option awards granted to the Chief Executive Officer, by reducing their exercise price from $16.25 per share to $7.64 per share. There was no change to any of the other terms of the option awards. The modification resulted in an incremental value of $600,000 being allocated to the options, of which $63,000 was recognized to expense immediately based on options that were vested at the time of the modification. The remaining incremental value of $537,000 attributable to unvested options will be recognized over the remaining vesting term through September 2021.

Restricted Stock Units

The following table summarizes Restricted Stock Units (RSUs) activity for the three months ended March 31, 2018:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2017	30,680	$10.55
Granted	36,350	9.12
Cancelled/forfeited	(400)	7.80
Balance—March 31, 2018	66,630	$9.79

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of March 31, 2018, there was $535,000 of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 3.4 years.

Stock-based Compensation Expense

The Company recognized stock-based compensation expense from awards granted to employees and non-employees under its equity incentive plans and from its ESPP as follows, excluding amounts related to GLOBALFOUNDRIES, Inc. (GF) (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Research and development	$108	$172
General and administrative	433	226
Sales and marketing	84	33
Total	$625	$431

As of March 31, 2018, there was $6.2 million of total unrecognized compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 3.3 years.

Employee Stock-based Compensation

Stock-based compensation expense for employees was $610,000 and $420,000 for the three months ended March 31, 2018 and 2017, respectively.

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

	Option Plan		ESPP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Expected volatility	51.9-52.0%	47.2-47.3%	66.2-72.7%	—%
Risk-free interest rate	2.70-2.72%	2.0-2.1%	0.94%	—%
Expected term (in years)	6.08	5.8-6.0	0.5	—
Dividend yield	—%	—%	—%	—%

Non-employee Stock-based Compensation

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options vest. During the three months ended March 31, 2018, the Company granted 7,200 stock options to non-

employees. No stock options were granted to non-employees during the three months March 31, 2017. As of March 31, 2018, options to purchase 45,072 shares of common stock were outstanding with a weighted-average exercise price of $9.15 per share. Stock-based compensation expense for non-employees was $15,000 and $11,000 for the three months ended March 31, 2018 and 2017, respectively.

8. Related Party Transactions

Joint Development Agreement—GLOBALFOUNDRIES

On October 17, 2014, the Company entered into a Joint Development Agreement (JDA) with GF, a related party due to its equity ownership in the Company, for the joint development of the Company’s Spin Transfer Torque MRAM (STT-MRAM) technology. The term of the agreement is the later of four years from the effective date or until the completion, termination or expiration of the last statement of work entered into pursuant to the JDA. The JDA also states that the specific terms and conditions for the production and supply of the developed STT-MRAM technology would be pursuant to a separate manufacturing agreement entered into between the parties.

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

As of March 31, 2018 and December 31, 2017, $0 and $25,000 was receivable from GF, respectively. As of March 31, 2018 and December 31, 2017, $2.9 million and $749,000, respectively, were payable to GF for the Company’s share of the project costs under the JDA. The Company incurred project costs, recognized as research and development expense, of $2.1 million and $1.9 million for the three months ended March 31, 2018 and 2017 respectively. The Company entered into a Statement of Work #4B (the SOW 4B) under the JDA with GF effective August 31, 2016. Under SOW 4B, the Company will collaborate with GF in planning, designing and supporting evaluation of 22nm embedded MRAM arrays. The Company was eligible to receive three substantive milestone payments from this collaboration: (a) $569,000 was due upon the delivery of the Company’s database of bias system schematics; (b) $650,000 was due upon the delivery of a Graphic Design Database System package; and (c) $406,000 is due upon demonstration that the embedded MRAM array meets the specifications agreed upon by the two parties. The milestones were achieved during the year ended December 31, 2017. The Company recognized revenue of $0 and $569,000 from GF in the three months ended March 31, 2018 and 2017, respectively.

On October 21, 2014, GF participated, along with other investors, in the Company’s Series B redeemable convertible preferred stock financing and purchased 192,307 shares at $26.00 per share. Contemporaneously, the Company sold 461,538 shares of its common stock to GF at a discounted price of $0.00026 per share. The common shares vest upon the achievement of a goal as set forth in the Statement of Work #1 (the SOW) under the JDA. The unvested common shares are subject to repurchase by the Company, if the JDA is terminated for any reason, for a one-year period after such termination, at a price that is the lower of the original price paid by GF or the fair value of the Company’s common stock as of the date of repurchase. The Company has determined that the issuance of these shares of common stock to GF represents compensation for services to be provided under the JDA. Accordingly, the shares are accounted for similar to a stock award granted to a non-employee of the Company and are remeasured to their fair value as they vest. Although the shares issued do not commence vesting until the achievement of the product qualification (the “Initial Measurement Date”), the Company has deemed it probable that the qualification requirement will be met and compensation expense related to the shares issued is being recognized prior to the Initial Measurement Date. Due to the vesting conditions, there will be multiple measurement dates, occurring on the Initial Measurement Date and at the end of each month thereafter. The fair value of vesting shares is effectively fixed at each measurement date while the fair value of the remaining unvested shares will be remeasured each subsequent measurement date until the shares are fully vested. During the year ended December 31, 2016, GF achieved the product qualification as set forth under the SOW. As such, a total of 211,538 shares of common stock became vested on August 21, 2016, the designated Initial Measurement Date. Subsequent to the Initial Measurement Date through March 31, 2018, an additional 182,692 shares of common stock became vested. As of March 31, 2018, there were 67,307 shares unvested that were subject to repurchase.

The Company recognized non-cash compensation expense of $237,000 and $255,000 during the three months ended March 31, 2018 and 2017, respectively, in research and development expense related to the vesting of the shares of common stock. The Company recognizes compensation expense based on the estimated fair value of the common stock at each reporting period, which was $7.55 and $7.50 per share as of March 31, 2018 and December 31, 2017, respectively.

Transactions with NXP

The Company has entered into various transactions with NXP, a related party due to its equity ownership in the Company. The Company leases its manufacturing facility in Chandler, Arizona, from NXP and total rent expense was $327,000 and $289,000 during the three months ended March 31, 2018 and 2017, respectively. NXP also performs processing of the Company’s products in its facility which are capitalized as part of the cost of inventory. The total processing costs incurred by the Company were $864,000 and $427,000 for the three months ended March 31, 2018 and 2017, respectively. In addition, NXP is one of the Company’s largest customers for the sale of backend foundry services, and total revenue from NXP was $482,000 and $572,000 during the three months ended March 31, 2018 and 2017, respectively. In the three months ended March 31, 2018 and 2017, the Company purchased wafers for its Condor product from NXP for $157,000 and $168,000, respectively. There was $652,000 and $638,000 of wafers purchased from NXP for the Company’s Condor product included in inventory as of March 31, 2018 and December 31, 2017, respectively. Amounts due from NXP were $382,000 and $587,000 at March 31, 2018 and December 31, 2017, respectively. Amounts due to NXP were $821,000 and $945,000 at March 31, 2018 and December 31, 2017, respectively.

9. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net loss	$(1,277)	$(6,086)
Denominator:
Weighted-average common shares outstanding	14,872,369	12,498,698
Less: weighted-average unvested common shares subjected to repurchase	(83,333)	(198,717)
Weighted-average common shares outstanding used to calculate net loss per common share, basic and diluted	14,789,036	12,299,981
Net loss per common share, basic and diluted	$(0.09)	$(0.49)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Three Months Ended
	March 31,
	2018	2017
Options to purchase common stock	1,766,959	1,481,632
Restricted stock units	66,630	—
Common stock subject to repurchase	67,307	182,692
Common stock warrants	27,690	27,690
Total	1,928,586	1,692,014

10. License Agreements

In March 2018, the Company entered into a global cross-license agreement with a customer pursuant to which the Company granted a worldwide, non-exclusive, non-transferable, irrevocable, royalty-bearing license under the Company’s patents to use, sell, import and export the Company’s products. Under the cross-license agreement, the Company received a non-refundable license fee and is entitled to quarterly royalty payments based upon low single digits of the average selling price of products covered under the license agreement. The license was transferred to the customer and the Company recognized the non-refundable license fee during the three months ended March 31, 2018. The cross-license agreement will remain in effect until the licensed patents have expired, been abandoned, or ruled invalid.

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

Overview

We are the leading provider of MRAM solutions. Our MRAM solutions offer the persistence of non-volatile memory, a type of memory that retains information even in the absence of power, with the speed and endurance of random access memory (RAM). This enables the protection of mission critical data particularly in the event of power interruption or failure. Our MRAM solutions allow our customers in the industrial, automotive, transportation, and enterprise storage markets to design high performance, power efficient and reliable systems without the need for bulky batteries or capacitors.

We derive our revenue from the sale of MRAM-based products in discrete unit form, the sale of services, licenses of and royalties on our MRAM and magnetic sensor technology.

We work directly with our distributors and customers to have our MRAM devices designed into and qualified for their products. Although we maintain direct sales, support, and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 55% and 78% for the three months ended March 31, 2018 and 2017, respectively, of our revenue from products sold through distributors.

We maintain a direct selling relationship, for strategic purposes, with several key customer accounts. Our sales team and representatives are organized into three primary regions: North America; Europe, Middle East and Africa (EMEA); and Asia-Pacific and Japan (APJ). We recognize revenue by geography based on the region in which our products are sold, and not to where the end products in which they are assembled are shipped. Our revenue by region for the periods indicated was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
North America	$1,731	$1,212
EMEA	3,051	1,372
APJ	10,071	5,296
	$14,853	$7,880

We leverage both internal and outsourced capabilities to manufacture our MRAM products. We purchase industry-standard complementary metal-oxide semiconductor (CMOS) wafers from semiconductor foundries and complete the fabrication by inserting our magnetic-bit technology at our 200mm fabrication facility in Chandler, Arizona. We believe this allows us to streamline research and development, rapidly prototype new products, and bring new products to market quickly and cost effectively. This strategy significantly reduces the capital investment that would otherwise be required to operate manufacturing facilities of our own. We utilize leading semiconductor foundry GLOBALFOUNDRIES to support full turnkey high-volume production of our high density MRAM products on 300mm wafers at advanced process nodes.

During the three months ended March 31, 2018, we continued to invest in research and development to support the development and production of our Spin Transfer Torque MRAM (STT-MRAM) technology. We believe our continued investment will allow us to continue to develop and deploy products based on our STT-MRAM technology. Our research and development expenses were $6.5 million and $6.4 million for the three months ended March 31, 2018 and 2017, respectively. We expect that our research and development expenses will increase in the future as we continue to develop our MRAM technology internally and through our joint development agreement with GLOBALFOUNDRIES.

We recorded revenue of $14.9 million and $7.9 million for the three months ended March 31, 2018 and 2017, respectively; gross margin was 67.0% and 53.5% for the three months ended March 31, 2018 and 2017, respectively; and our net loss was $1.3 million and $6.1 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had 94 employees, approximately half of whom are engaged in research and development.

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

The following table presents a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Adjusted EBITDA reconciliation:
Net loss	$(1,277)	$(6,086)
Depreciation and amortization	373	232
Stock-based compensation expense	625	431
Compensation expense related to vesting of GLOBALFOUNDRIES common stock	237	255
Interest expense	211	230
Adjusted EBITDA	$169	$(4,938)

Factors Affecting Our Results of Operations

Design wins. To continue to grow our revenue, we must continue to achieve design wins for our MRAM products. We consider a design win to occur when an original equipment manufacturer (OEM) or contract manufacturer notifies us that it has qualified one of our products as a component in a product or system for production. We believe we are dependent on the adoption of our 256Mb and 1Gb MRAM products by our customers to secure design wins. Because the life cycles for our customers’ products can last for many years, if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win. Any delay in the development of our 1Gb MRAM product, or failure of our customers to adopt our 1Gb MRAM products, could inhibit revenue growth or cause declines, which would significantly harm our business and prevent us from becoming profitable. In the fourth quarter of 2017, we recorded revenue for our first sale of 40nm 256Mb STT-MRAM products and we are in process of ramping up production in 2018.

Customer acceptance of our technology and customer product success. For our customers to use our products, they may have to redesign certain components of their existing designs. We have established relationships with several controller companies, including Broadcom (formerly LSI and Avago), Marvell and Microsemi (formerly PMC-Sierra), and IP core companies, including Cadence, Synopsys, and Northwest Logic, and FPGA manufacturers, including Xilinx and Altera (now part of Intel), to accelerate the integration of our MRAM solutions into our customers end products. Delays in our customers’ design cycles may have adverse effects on the demand, and therefore sales, of our products.

Customer concentration. A relatively small number of end customers have historically accounted for a significant percentage of our revenue. Revenue, including through distributors, from four of our customers collectively, accounted for approximately 18.8% of our total revenue in the three months ended March 31, 2018, respectively. None of these customers accounted for in excess of 10% of our total revenue in the three months ended March 31, 2018. Revenue, including through distributors, from five of our customers collectively, accounted for 35.9% of our total revenue in the three months ended March 31, 2017, respectively. One of these customers accounted for in excess of 10% of our total revenue in the three months ended March 31, 2017. It would be difficult to replace lost revenue resulting from the loss, reduction, cancellation or delay in purchase orders by any one of these customers. Consolidation among our customers may further concentrate our customer base and expose us to increased risks relating to increased customer concentration. In addition, any significant pricing pressure exerted by a significant customer could adversely affect our operating results.

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

Financial Operations Overview

Revenue

We derive our revenue from the sale of our MRAM-based products in discrete unit form, the licensing of our MRAM and magnetic sensor technology and related royalties, the sale backend foundry services and design services to third parties. We recognize sales of products in discrete unit form at a point in time, we recognize revenue related to licensing agreements when we have delivered rights to the technology, we recognize revenue related to royalty agreements in the period in which sales generated from products sold using our technology occurs, and we recognize sales of backend foundry services and design services to third parties over time.

For some of our products, we provide price protection and product return rights. As such, for sales through distributors of our discrete MRAM products, at the time of revenue recognition, which occurs when control of the products has been transferred to the distributor, we estimate product returns and the expected price concessions that will be provided to the distributor, which is included in the transaction price. We estimate the credits to the distributors based on the historical rate of credits provided to distributors relative to sales or, for some customers the credit is based on a previously negotiated fixed rate. Our licensing revenue is largely dependent on a small number of transactions during a given year.

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

Operating Expenses

Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant component of each of our operating expense categories.

Research and Development Expenses

Our research and development expenses consist primarily of personnel-related expenses for the design and development of our products and technologies, development wafers required to validate and characterize our technology, and expenses associated with our joint development agreement with GLOBALFOUNDRIES. Research and development expenses also include consulting services, circuit design costs, materials and laboratory supplies, fabrication and new packaging technology, and an allocation of related facilities and equipment costs. We recognize research and development expenses as they are incurred. We expect our research and development expenses to increase in connection with our joint development agreement with GLOBALFOUNDRIES.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel expenses, allocated facilities costs, expenses for outside professional services, and expenses for personnel and consultants engaged in executive, finance, legal, information technology and administrative activities. We expect our general and administrative expenses to increase as we continue to hire personnel and expand our operations.

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of compensation for our sales, marketing, and business development personnel, including bonuses and commissions for our sales representatives. We expect our sales and marketing expenses to increase as we hire additional sales personnel and representatives and increase our marketing activities.

Interest Expense

Interest expense consists of cash and non-cash components. The non-cash component consists of interest expense recognized from the amortization of debt discounts derived from the issuance of warrants and debt issuance costs capitalized on our balance sheets as a reduction of the debt balance. Interest expense is due to our borrowings under our loan agreements.

Other Income, Net

Other income, net consists primarily of the interest income earned on our cash equivalents and foreign currency exchange gains and losses. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(In thousands)		(As a percentage of revenue)
Product sales	$9,365	$6,648	63%	84%
Licensing, royalty, and other revenue	5,488	1,232	37	16
Total revenue	14,853	7,880	100	100
Cost of sales	4,898	3,663	33	46
Gross profit	9,955	4,217	67	54
Operating expenses:
Research and development	6,480	6,389	44	81
General and administrative	3,219	2,845	22	36
Sales and marketing	1,366	858	8	11
Total operating expenses	11,065	10,092	74	128
Loss from operations	(1,110)	(5,875)	(7)	(74)
Interest expense	(211)	(230)	(2)	(3)
Other income, net	44	19	—	—
Net loss	$(1,277)	$(6,086)	(9)%	(77)%

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenue

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Product sales	$9,365	$6,648	$2,717	40.9%
Licensing, royalty, and other revenue	5,488	1,232	4,256	* %
Total revenue	$14,853	$7,880	$6,973	88.5%

*Not meaningful

Product sales increased by $2.7 million or 40.9%, from $6.6 million during the three months ended March 31, 2017, to $9.4 million during the three months ended March 31, 2018. The increase was primarily due to $3.3 million in increased sales volume and mix in our MRAM products offset by a $0.6 million decrease in sales of our legacy products as a result of a decrease in demand of our legacy products.

Licensing, royalty, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction.  Licensing, royalty, and other revenue increased by $4.3 million from $1.2 million during the three months ended March 31, 2017, to $5.5 million during the three months ended March 31, 2018. The increase was primarily due to a non-refundable license fee related to a cross-license agreement entered into with a customer in March 2018 offset by $0.6 million in milestone payments related to a milestone earned in the first quarter of 2017 for research and development activity performed on behalf of GLOBALFOUNDRIES and a $0.2 million decrease in sales of our backend foundry services.

Cost of Sales and Gross Margin

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Cost of sales	$4,898	$3,663	$1,235	33.7%
Gross margin	67.0%	53.5%

Cost of sales increased by $1.2 million or 33.7%, from $3.7 million during the three months ended March 31, 2017, to $4.9 million during the three months ended March 31, 2018. The increase was primarily due to increased sales volume and lower yields on our MRAM products, partially offset by lower sales volume of backend foundry services and legacy products.

Gross margin increased from 53.5% during the three months ended March 31, 2017, to 67.0% during the three months ended March 31, 2018. The increase was primarily due to product mix, including an increase in licensing revenue of $5.0 million related to the recognition of a non-refundable license fee, partially offset by lower yields on our MRAM products.

Operating Expenses

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Research and development	$6,480	$6,389	$91	1.4%
Research and development as a % of revenue	44%	81%

Research and Development Expenses. Research and development expenses increased by $0.1 million or 1.4%, from $6.4 million during the three months ended March 31, 2017, to $6.5 million during the three months ended March 31, 2018. The increase was due to a $0.2 million increase in expenses incurred in our joint development agreement with GLOBALFOUNDRIES due to the use of more technologically advanced materials, a $0.1 million increase in software expenses due to the purchase of software to improve simulations, and a $0.1 million increase in depreciation expense due to an increase in fixed assets purchased. The increases were offset by a decrease of $0.4 million in employee labor costs due to a decrease in headcount, bonuses and stock-based compensation expense. Research and development expense during the three months ended March 31, 2018 decreased as a percentage of revenue when compared with the corresponding period in 2017 primarily due to the increase in revenue pertaining to the non-refundable license fee.

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
General and administrative	$3,219	$2,845	$374	13.1%
General and administrative as a % of revenue	22%	36%

General and Administrative Expenses. General and administrative spending increased by $0.4 million or 13.1%, from $2.8 million during the three months ended March 31, 2017, to $3.2 million during the three months ended March 31, 2018. The increase was primarily due a $0.6 million increase in employee and contract labor costs due to an increase in headcount, of which $0.2 million was due to increased stock-based compensation expense and the repricing of certain stock options in February 2018. The increase was partially offset by a decrease of $0.3 million in professional services due to costs incurred in 2017 related to becoming a recent public company. General and administrative expense for the three months ended March 31, 2018 decreased as a percentage of revenue when compared with the corresponding period in 2017 primarily due to the increase in revenue pertaining to the non-refundable license fee.

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Sales and marketing	$1,366	$858	$508	59.2%
Sales and marketing as a % of revenue	8%	11%

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.5 million or 59.2%, from $0.9 million during the three months ended March 31, 2017, to $1.4 million during the three months ended March 31, 2018. The increase was primarily due to a $0.3 million increase in employee and contract labor costs as a result of higher headcount and an increase in salaries, commissions, bonuses and stock-based compensation expense, a $0.1 million increase in commissions to sales representatives and a $0.1 million increase in expenditures on marketing materials.

Interest Expense

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Interest expense	$211	$230	$(19)	(8.3)%

Interest expense was $230,000 during the three months ended March 31, 2017 compared to $211,000 during the three months ended March 31, 2018. The decrease was primarily due to lower interest expense on our 2017 Credit Facility with Silicon Valley Bank, compared to our prior facility with Ares Venture Finance.

Other Income, Net

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Other income, net	$44	$19	$25	131.6%

Other income, net was $44,000 during the three months ended March 31, 2018 compared to $19,000 during the three months ended March 31, 2017. The increase was primarily related to an increase in interest income earned on our cash balances as a result of the increase in our cash balances from the follow-on public offering in February 2018.

Liquidity and Capital Resources

We have generated significant losses since our inception and had an accumulated deficit of $117.5 million as of March 31, 2018. As of March 31, 2018, we had $33.9 million of cash and cash equivalents, compared to $13.0 million as of December 31, 2017.

In May 2017, we executed a Loan and Security Agreement with Silicon Valley Bank for a $12.0 million term loan. The term of the loan is three years, which would be extended by one year if we achieve a revenue target of $4.0 million for our Spin Transfer Torque product. The loan bears interest at a floating rate equal to the prime rate minus 0.75% and is payable monthly. The outstanding balance of the loan is to be repaid monthly beginning on May 1, 2018 over the remaining two-year term of the loan. The loan is secured by a first priority perfected security interest in our assets excluding any intellectual property.

In February 2018, we completed a follow-on underwritten public offering of our common stock under our Registration Statement filed in November 2017 (File No. 333-221331), selling 3,772,447 shares of our common stock at an offering price of $7.00 per share for proceeds of $24.6 million, net of $1.8 million of underwriting discounts and commissions and other offering costs.

We believe that our existing cash and cash equivalents as of March 31, 2018, coupled with our anticipated growth and sales levels will be sufficient to meet our anticipated cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. If we need to raise additional capital to fund our operations, we may be required to seek additional equity or debt financing, and such additional financing may not be available to us on acceptable terms or at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs and extend the time period over which our current resources will be able to fund operations. Doing so will likely harm our ability to execute on our business plan.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Cash used in operating activities	$(3,738)	$(4,040)
Cash used in investing activities	(244)	(470)
Cash provided by (used in) financing activities	24,915	(725)

Cash Flows From Operating Activities

During the three months ended March 31, 2018, cash used in operating activities was $3.7 million, which consisted of a net loss of $1.3 million, adjusted by non-cash charges of $1.3 million and a change of $3.8 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $0.6 million, depreciation and amortization of $0.4 million, compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES under our joint development agreement of $0.2 million, and interest expense related to the amortization of debt issuance costs of $0.1 million. The change in our net operating assets and liabilities was primarily due to an increase in accounts receivable of $5.8 million due to timing of cash receipts for outstanding balances, a decrease in accounts payable and accrued liabilities of $0.5 million due to the timing of payments, and an increase of $0.6 million in prepaid expenses and other current assets and other assets. These changes were partially offset by an increase in amounts due to related parties of $2.0 million primarily related to inventory purchases in connection with the GLOBALFOUNDRIES joint development agreement, and an increase of $0.2 million in amounts due from related parties due to the timing of cash receipts for outstanding related party balances, and a decrease in inventory of $0.9 million due to timing and receipt of purchases.

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

Cash Flows From Investing Activities

Cash used in investing activities during the three months ended March 31, 2018, was $0.2 million, for the purchase of manufacturing and computer equipment.

 Cash used in investing activities during the three months ended March 31, 2017, was $0.5 million, for the purchase of manufacturing equipment and capitalized costs related to the move to our new office and laboratory space in Chandler, Arizona.

Cash Flows From Financing Activities

During the three months ended March 31, 2018, cash provided by financing activities was $24.9 million consisting of proceeds from the issuance of common stock of $24.6 million and $0.3 million from stock option exercises.

During the three months ended March 31, 2017, cash used in financing activities was $0.7 million primarily consisting of payments on long-term debt.

Contractual Obligations

There were no material changes in our contractual obligations from December 31, 2017.

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

Revenue Recognition

On January 1, 2018, we adopted Auditing Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605, Revenue.

We recognize revenue when a customer obtains control of the promised products or services, in an amount that reflects the consideration which we expect to receive in exchange for those products or services. Revenue is recognized net of allowances for returns and price concessions, and any taxes collected from customers, which are subsequently remitted to governmental authorities.

Nature of Products and Services

Our revenue is derived from the sale of MRAM-based products in discrete unit form, licenses of and royalties on our MRAM and magnetic sensor technology, the sale of backend foundry services, and design services to third parties. Sales of products in discrete unit form are recognized at a point in time, revenue related to licensing agreements is recognized when we have delivered rights to the technology, revenue related to royalty agreements is recognized in the period in which sales generated from products sold using our technology occurs, and sales of backend foundry services and design services to third parties are recognized over time.

Product Revenue

For products sold in their discrete form, we either sell our products directly to OEMs, original design manufacturers (ODMs), contract manufacturers (CMs), or through a network of distributors, who in turn sell to those customers. For sales directly to OEMs, ODMs and CMs, revenue is recognized when the OEM, ODM or CM obtains control of the product, which occurs at a point in time, generally upon shipment to the customer.

We sell a majority of our products to our distributors at a uniform list price. However, distributors may resell our products to end customers at a very broad range of individually negotiated price points. Distributors are provided with price concessions subsequent to the delivery of product to them and such amounts are dependent on the end customer and product sales price. The price concessions are based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. Price protection rights grant distributors the right to a credit in the event of declines in the price of our products. Under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors’ outstanding accounts receivable balance. The credits are on a per unit basis and are not given to the distributor until the distributor provides information regarding the sale to their end customer. We estimate these credits and record such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of an allowance for price concessions for amounts due to distributors. We estimate credits to distributors based on the historical rate of credits provided to distributors relative to sales or, for some customers the credit is based on a previously negotiated fixed rate. Revenue on shipments to distributors is recorded when control of the products has been transferred to the distributor.

We estimate the amount of our product sales that may be returned by our customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized. We estimate our product return liability by analyzing our historical returns, current economic trends and changes in customer demand and acceptance of products. We have received insignificant returns to date and believe that returns of our products will continue to be minimal.  As such, we do not record any reserve for returns but will continue to evaluate the need for a reserve each reporting period.

At the time of shipment to distributors, we record a trade receivable for the selling price as there is a legally enforceable obligation of the distributor to pay for the product delivered, an allowance is recorded for the estimated discount that will be provided to the distributor, and the net of these amounts is recorded as revenue on the statement of operations.

License Revenue

For licenses of technology, recognition of revenue is dependent upon whether we have delivered rights to the technology, and whether there are future performance obligations under the contract. In some instances, the license agreements call for future events or activities to occur in order for milestones amounts to become due from the customer. The terms of such agreements include payment to us of one or more of the following: non-refundable upfront fees; and royalties on net sales of licensed products. Historically, these license agreements have not included other future performance obligations once the license has been transferred to the customer.

The transaction price in each agreement is allocated to the identified performance obligations based on the standalone selling price (SSP) of each distinct performance obligation. Judgment is required to determine SSP. In instances where SSP is not directly observable, such as when a license or service is not sold separately, SSP is determined using information that may include market conditions and other observable inputs.

Revenue from non-refundable up-front payments is recognized when the license is transferred to the customer and the we have no other performance obligations.

Royalties

Revenue from sales-based royalties from licenses of our technology is recognized at the later of when (1) the sale occurs or (2) the performance obligation to which some or all of the sales-based royalty has been allocated is satisfied (in whole or in part).

Other Revenue

For certain revenue streams, we recognize revenue based on the pattern of transfer of the services. We use the input method of measuring costs incurred to date compared to total estimated costs to be incurred under the contract as this method most faithfully depicts its performance.  We record an unbilled receivable (within accounts receivable, net) for the portion of the work that has been completed but not invoiced at the end of each reporting period

Revenue from milestone payments must be estimated using either the expected value method or the most likely amount method. At the inception of each agreement that includes milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price by using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. At the end of each subsequent reporting period, we re-evaluate the probability or achievement of each such milestone and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

There have been no other changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (SEC) on March 15, 2018, that have had a material impact on our condensed financial statements and related notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these markets risks is described below.

Interest Rate Risk

We are primarily exposed to interest rate risk from variable rate borrowings under our 2017 Credit Facility, and to a lesser extent, from our cash position. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% increase in our borrowing rates would not have a material impact on interest expense on our principal balances as of March 31, 2018 and December 31, 2017.

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

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception. We incurred net losses of $21.1 million and $1.3 million for the year ended December 31, 2017 and the three months ended March 31, 2018, respectively. As of March 31, 2018, we had an accumulated deficit of $117.5 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. While our products offer unique benefits over other industry memory technologies, our per-bit cost to product our product is currently higher than competing technologies. As a result, our ability to capture market share and generate sufficient revenue to transition to profitability and generate consistent positive cash flows is uncertain. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses, or their impact on our results of operations.

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

We have been in existence as a stand-alone company since 2008, when Freescale Semiconductor, Inc. (subsequently acquired by NXP Semiconductor) spun-out its MRAM business as Everspin. We have been shipping magnetoresistive random access memory (MRAM) products since our incorporation in 2008, and we have experienced a high rate of growth for our products. However, we may not be able to sustain the growth rate for sales of these products and our revenue could decline. We are just starting the manufacture of Spin Transfer Torque MRAM (STT-MRAM) products. Adoption of these products is important to the future growth of our business, but revenue associated with these products has not been material to date.

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

We believe that our existing cash and cash equivalents as of March 31, 2018, coupled with our anticipated growth and sales levels will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. We may be required to seek additional equity or debt financing, and we cannot assure you that any such additional financing will be available to us on acceptable terms or at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely harm our ability to execute on our business plan.

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

We expect that our new and future MRAM products will be applicable to markets in which we are not currently operating. Selling into such new markets, could put us into direct competition with our current or potential customers or other competitors with substantially more resources and experience than us. The markets in which we operate and may operate in the future are extremely competitive and are characterized by rapid technological change, continuous evolving customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential competitors, which include our current or potential customers as they seek to internally develop solutions competitive with ours or as we develop products potentially competitive with their existing products. If we do not compete successfully, our market share and revenue may decline. We compete with large semiconductor manufacturers and designers and others, and our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we do. This may allow them to respond more quickly than we can to new or emerging technologies or changes in customer requirements. In addition, these competitors may have greater credibility with our existing and potential customers. Some of our current and potential customers with their own internally developed solutions may choose not to purchase products from third-party suppliers like us.

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

Our customers for some of our products may see the average selling price of competitive products decrease year-over-year and we expect this trend to continue. When such pricing declines occur, we may not be able to mitigate the effects by selling more or higher margin units, or by reducing our manufacturing costs. In such circumstances, our operating results could be materially and adversely affected. Our stand-alone and embedded MRAM products have experienced declining average selling prices over their life cycle. The rate of decline may be affected by a number of factors, including relative supply and demand, the level of competition, production costs and technological changes. As a result of the decreasing average selling prices of our products following their launch, our ability to increase or maintain our margins depends on our ability to introduce new or enhanced products with higher average selling prices and to reduce our per-unit cost of sales and our operating costs. We may not be able to reduce our costs as rapidly as companies that operate their own manufacturing, assembly and testing facilities, and our costs may even increase because we rely in part on third parties to manufacture, assemble and test our products, which could also reduce our gross margins. In addition, our new or enhanced products may not be as successful or enjoy as high margins as we expect. If we are unable to offset any reductions in average selling prices by introducing new products with higher average selling prices or reducing our costs, our revenue and margins will be negatively affected and may decrease.

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

To compete effectively in our markets, we must continually design, develop and introduce new and improved technology and products with improved features in a cost-effective manner in response to changing technologies and market demand. This requires us to devote substantial financial and other resources to research and development. We are developing new technology and products, which we expect to be one of the drivers of our revenue growth in the future. However, as it is taking us longer than we expected to develop our 1Gb STT-MRAM product, we may not succeed in developing and marketing this and other new and enhanced products. We also face the risk that customers may not value or be willing to bear the cost of incorporating our new and enhanced products into their products, particularly if they believe their customers are satisfied with current solutions. Regardless of the improved features or superior performance of our new and enhanced products, customers may be unwilling to adopt our solutions due to design or pricing constraints, or because they do not want to rely on a single or limited supply source. Because of the extensive time and resources that we invest in developing new and enhanced products, if we are unable to sell customers our new products, our revenue could decline and our business, financial condition, results of operations and cash flows would be negatively affected. For example, we generated limited revenue from sales of our STT-MRAM products to date. While we expect revenue from our STT-MRAM products to increase, if we are unable to scale MRAM to gigabit densities to address applications currently served by DRAM, we may not be able to materially increase our revenue. If we are unable to successfully develop and market our new and enhanced products that we have incurred significant expenses developing, our results of operations and financial condition will be materially and adversely affected.

Our success and future revenue depend on our ability to secure design wins and on our customers’ ability to successfully sell the products that incorporate our solutions. Securing design wins is a lengthy, expensive and competitive process, and may not result in actual orders and sales, which could cause our revenue to decline.

We sell to customers that incorporate MRAM into their products. A design win occurs after a customer has tested our product, verified that it meets the customer’s requirements and qualified our solutions for their products. We believe we are dependent on the adoption of our 256Mb and 1Gb MRAM products by our customers to secure design wins. In the fourth quarter of 2017, we recorded revenue for our first sale of 40nm 256Mb STT-MRAM products and we are in process of ramping up production in 2018. To date we have not sold any of our 1Gb MRAM products. Our customers may need several months to years to test, evaluate and adopt our product and additional time to begin volume production of the product that incorporates our solution. Due to this generally lengthy design cycle, we may experience significant delays from the time we increase our operating expenses and make investments in our products to the time that we generate revenue from sales of these products. Moreover, even if a customer selects our solution, we cannot guarantee that this will result in any sales of our products, as the customer may ultimately change or cancel its product plans, or efforts by our customer to market and sell its product may not be successful. We may not generate any revenue from design wins after incurring the associated costs, which would cause our business and operating results to suffer. Any further delay in the development of our 1Gb MRAM products, or failure of our customers to adopt our 256Mb and 1Gb MRAM products, could inhibit revenue growth or cause declines, which would significantly harm our business and prevent us from becoming profitable.

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

We rely on our relationships with OEMs and original design manufacturers (ODMs) to enhance our solutions and market position, and our failure to continue to develop or maintain such relationships in the future would harm our ability to remain competitive.

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

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our four largest end customers together accounted for 52% of our total revenue for the three months ended March 31, 2018, and one of these customers accounted for more than 10% of our revenue during the period. Our four largest end customers together accounted for 28% of our total revenue for the year ended December 31, 2017, but none of these customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

•    changes in accounting standards, such as revenue recognition, which we were required to adopt beginning in 2018;

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

The global semiconductor market in general, and the semiconductor memory market in particular, are highly competitive. We expect competition to increase and intensify as other semiconductor companies enter our markets, many of which have greater financial and other resources with which to pursue technology development, product design, manufacturing, marketing and sales and distribution of their products. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue and operating results. Currently, our competitors range from large, international companies offering a wide range of traditional memory technologies to companies specializing in other alternative, specialized emerging memory technologies. Our primary memory competitors include Cypress, Fujitsu, Integrated Silicon Solution, Macronix, Microchip, Micron, Renesas, Samsung, and Toshiba. The main competition for sensor products includes AMR, Crocus, GMR and Hall Effect. These technologies directly compete with our products and are supplied by ALPS Electric, Asahi Kasei Microdevices, Fairchild, Invensys (now Schneider), Kionix and Micronas. In addition, as the MRAM market opportunity grows, we expect new entrants such as Avalanche Technologies may enter this market and existing competitors, including leading semiconductor companies, may make significant investments to compete more effectively against our products. These competitors could develop technologies or architectures that make our products or technologies obsolete.

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

Prior to selecting and purchasing our products, our customers typically require that our products undergo extensive qualification processes, which involve testing of our products in the customers’ systems, as well as testing for reliability. This qualification process may continue for several months or years. However, obtaining the requisite qualifications for a memory product does not assure any sales of the product. Even after successful qualification and sales of a product to a customer, a subsequent revision in our third-party contractors’ manufacturing process or our selection of a new contract manufacturer may require a new qualification process, which may result in delays and excess or obsolete inventory. After our products are qualified and selected, it can and often does take several months or years before the customer commences volume production of systems that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, sales of those products may be precluded or delayed, which may impede our growth and harm our business.

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

As smaller line width geometry manufacturing processes become more prevalent, we intend to move our future products to increasingly smaller geometries to integrate greater levels of storage capacity and/or functionality into our products. This transition will require us and our third-party foundries to migrate to new designs and manufacturing processes for smaller geometry products. We may not be able to achieve smaller geometries with higher levels of design integration or to deliver new integrated products on a timely basis. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to increase product value. We are dependent on our relationships with our third-party foundries to transition to smaller geometry processes successfully. We cannot assure you that our third-party foundries will be able to effectively manage any such transition. If we or our third-party foundries experience significant delays in any such transition or fail to implement a transition, our business, financial condition and results of operations could be materially harmed.

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

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (2017 Tax Act), which significantly amends the Internal Revenue Code of 1986. The 2017 Tax Act, among other things, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limits the tax deduction for interest expense to 30% of adjusted earnings, eliminates net operating loss carrybacks, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, allows immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. The rate reduction took effect on January 1, 2018.

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

In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price, or for other reasons. Securities litigation brought against us following volatility in our stock price or otherwise, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds

Shares of our common stock began trading on the Nasdaq Global Market on October 7, 2016. The shares were registered under the Securities Act on registration statement on Form S-1 (Registration No. 333-213569) declared effective October 7, 2016.

There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 7, 2016. As of March 31, 2018, we had used all of the proceeds from our IPO.

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

Everspin Technologies, Inc.

Date: May 9, 2018	By:	/s/ Kevin Conley
Kevin Conley
President and Chief Executive Officer
(Principal Executive Officer) and Director

Everspin Technologies, Inc.

Date: May 9, 2018	By:	/s/ Jeffrey Winzeler
Jeffrey Winzeler
Chief Financial Officer
(Principal Financial and Accounting Officer)