Form 10-Q
period 2018-06-30
EVERSPIN TECHNOLOGIES INC
filed 2018-08-09
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of Registrant’s Common Stock outstanding as of August 1, 2018 was 16,904,112.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$32,725	$12,950
Accounts receivable, net	5,097	4,041
Inventory	9,621	9,837
Prepaid expenses and other current assets	1,225	590
Total current assets	48,668	27,418
Property and equipment, net	3,457	3,946
Other assets	209	73
Total assets	$52,334	$31,437

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,883	$2,920
Accrued liabilities	6,339	3,748
Deferred income on shipments to distributors	—	1,720
Current portion of long-term debt	5,993	3,987
Total current liabilities	15,215	12,375
Long-term debt, net of current portion	5,366	8,178
Total liabilities	20,581	20,553
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 16,800,505 and 12,817,201 shares issued and outstanding as of June 30, 2018 and December 31, 2017	2	1
Additional paid-in capital	155,866	128,422
Accumulated deficit	(124,115)	(117,539)
Total stockholders’ equity	31,753	10,884
Total liabilities and stockholders’ equity	$52,334	$31,437

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Product sales	$9,449	$7,200	$18,814	$13,848
Licensing, royalty, and other revenue	1,316	1,725	6,804	2,957
Total revenue	10,765	8,925	25,618	16,805
Cost of sales	5,459	3,133	10,357	6,796
Gross profit	5,306	5,792	15,261	10,009
Operating expenses:
Research and development	6,773	6,427	13,253	12,816
General and administrative	3,329	2,793	6,548	5,638
Sales and marketing	1,713	1,361	3,079	2,219
Total operating expenses	11,815	10,581	22,880	20,673
Loss from operations	(6,509)	(4,789)	(7,619)	(10,664)
Interest expense	(222)	(176)	(433)	(406)
Other income, net	132	24	176	43
Loss on extinguishment of debt	—	(246)	—	(246)
Net loss and comprehensive loss	$(6,599)	$(5,187)	$(7,876)	$(11,273)
Net loss per common share, basic and diluted	$(0.40)	$(0.42)	$(0.50)	$(0.91)
Weighted-average shares used to compute net loss per common share, basic and diluted	16,635,261	12,413,524	15,717,248	12,357,066

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(7,876)	$(11,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	729	510
Loss on disposal of property and equipment	19	—
Stock-based compensation	1,342	839
Non-cash loss on extinguishment of debt	—	185
Non-cash interest expense	200	119
Compensation expense related to vesting of common stock to GLOBALFOUNDRIES	462	716
Changes in operating assets and liabilities:
Accounts receivable	(1,391)	(524)
Inventory	170	(1,584)
Prepaid expenses and other current assets	(635)	48
Other assets	(136)	(11)
Accounts payable	51	(158)
Accrued liabilities	2,591	80
Deferred income on shipments to distributors	(39)	(237)
Net cash used in operating activities	(4,513)	(11,290)
Cash flows from investing activities
Purchases of property and equipment	(347)	(1,704)
Net cash used in investing activities	(347)	(1,704)
Cash flows from financing activities
Proceeds from the issuance of common stock, net of offering costs	24,609	—
Proceeds from debt	—	12,000
Payments on debt	(1,000)	(8,356)
Payments of debt issuance costs	—	(49)
Payments on capital lease obligation	(6)	(7)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	1,032	855
Net cash provided by financing activities	24,635	4,443
Net increase (decrease) in cash and cash equivalents	19,775	(8,551)
Cash and cash equivalents at beginning of period	12,950	29,727
Cash and cash equivalents at end of period	$32,725	$21,176
Supplementary cash flow information:
Interest paid	$233	$288
Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$27	$560

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

Ability to continue as a going concern

The Company believes that its existing cash and cash equivalents as of June 30, 2018, coupled with its anticipated growth and sales levels will be sufficient to meet its anticipated cash requirements for at least the next twelve months from the financial statement issuance date. The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. The Company may be required at some point in the future to seek additional equity or debt financing, to sustain operations beyond that point, and such additional financing may not be available on acceptable terms or at all. If the Company is unable to raise additional capital or generate sufficient cash from operations to adequately fund its operations, it will need to curtail planned activities to reduce costs. Doing so will likely harm its ability to execute on its business plan.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

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

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company generally does not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company also considers a number of factors in evaluating the sufficiency of its allowance for doubtful accounts, including the length of time receivables are past due, significant one-time events, creditworthiness of customers and historical experience. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2018 and December 31, 2017, there was no allowance for doubtful accounts.

The Company also establishes an allowance for product returns. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of sales returns. As the returns are processed as credits on future purchases, the allowance is recorded against the balance of trade accounts receivable. In addition, the Company establishes an allowance for estimated price concessions related to its distributer agreements. The Company estimates credits to distributors based on the historical rate of credits provided to distributors relative to sales. At June 30, 2018, the allowance for product returns and the allowance for price concessions were $238,000 and $362,000, respectively. At December 31, 2017, the allowance for product returns and the allowance for price concessions were $147,000 and $0, respectively.

Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Trade accounts receivable	$5,408	$4,188
Unbilled accounts receivable	289	—
Allowance for accounts receivable	(600)	(147)
Accounts receivable, net	$5,097	$4,041

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

	Revenue		Revenue		Accounts Receivable, net
	Three Months Ended		Six Months Ended		As of	As of
	June 30,		June 30,		June 30,	December 31,
Customers	2018	2017	2018	2017	2018	2017
Customer A	*	*	20%	*	*	*
Customer B	14%	17%	14%	14%	*	*
Customer C	*	15%	*	16%	*	*
Customer D	19%	*	13%	*	17%	11%
Customer E	*	*	*	11%	*	10%
Customer F	*	*	*	* %	*	15%

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

The carrying value of accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments. As of June 30, 2018, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments consist of Level 1 assets. Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds that are included in cash equivalents.

The following tables sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$32,856	$—	$—	$32,856
Total assets measured at fair value	$32,856	$—	$—	$32,856

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$13,369	$—	$—	$13,369
Total assets measured at fair value	$13,369	$—	$—	$13,369

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

Nature of Products and Services

The Company’s revenue is derived from the sale of MRAM-based products in discrete unit form, licenses of and royalties on its MRAM and magnetic sensor technology, the sale of backend foundry services and design services to third parties. Sales of products in discrete unit form are recognized at a point in time, revenue related to licensing agreements is recognized when the Company has delivered control of the technology, revenue related to royalty agreements is recognized in the period in which sales generated from products sold using the Company’s technology occurs, sales of backend foundry services are recognized over time, and design services to third parties are recognized either at a point in time or over time, depending on the nature of the services.

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

The Company sells the majority of its products to its distributors at a uniform list price. However, distributors may resell the Company’s products to end customers at a very broad range of individually negotiated price points. Distributors are provided with price concessions subsequent to the delivery of product to them and such amounts are dependent on the end customer and product sales price. The price concessions are based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. Price protection rights grant distributors the right to a credit in the event of declines in the price of the Company’s products. Under these circumstances, the Company remits back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors’ outstanding accounts receivable balance. The credits are on a per unit basis and are not given to the distributor until the distributor provides information regarding the sale to their end customer. The Company estimates these credits and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of an allowance for price concessions due to distributors. The Company estimates credits to distributors based on the historical rate of credits provided to distributors relative to sales. Revenue on shipments to distributors is recorded when control of the products has been transferred to the distributor.

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

Distributor sales - Some of the Company's contracts with distributors provide the distributor with certain concessions and price protection credits. Under Topic 605, Revenue, these concessions and price protection credits were not fixed or determinable and, as a result, the associated revenue was deferred until delivery of the product to the end customer. At the time of shipment to distributors, the Company recorded a trade receivable for the selling price as there was a legally enforceable obligation of the distributor to pay for the product delivered, inventory was reduced by the carrying value of goods shipped, and the net of these amounts, the gross profit, was recorded as deferred income on shipments to distributors on the balance sheet. Under Topic 606, the Company recognizes revenue from sales to distributors upon delivery of the product to the distributor and estimates the amount of the concessions and price protection credits at the point of revenue recognition. Accordingly, the balance of the deferred income on shipments to distributors was eliminated as a cumulative effect adjustment of implementing Topic 606 as of January 1, 2018, net of the Company’s estimate of concessions and price protection credits for those contracts.

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

Milestone payments – Topic 605 permitted recognition using the milestone method, whereby revenue was recognized upon the completion of substantive milestones once the customers acknowledge the milestones have been met and the collection of the amounts is reasonably assured. The milestone method no longer exists under the new revenue standard. Revenue from milestone payments must be estimated using either the expected value method or the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. The adoption of Topic 606 did not have an impact on milestone revenue recorded to date as the performance obligations related to such milestones were completed as of the adoption date.

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

The following table summarizes the impact of adopting Topic 606 on select unaudited condensed balance sheet line items (in thousands):

			Balances without
			the adoption of
June 30, 2018	As reported	Adjustments	Topic 606
Accounts receivable, net	$5,097	$(524)	$4,573
Inventory	9,621	47	9,668
Total current assets	48,668	(477)	48,191
Total assets	52,334	(477)	51,857
Deferred income on shipments to distributors	—	2,151	2,151
Total current liabilities	15,215	2,151	17,366
Total liabilities	20,581	2,151	22,732
Accumulated deficit	(124,115)	(2,628)	(126,743)
Total liabilities and stockholders’ equity	52,334	(477)	51,857

The following table summarizes the impact of adopting Topic 606 on select unaudited condensed statement of operations line items (in thousands, except per share data):

			Balances without
			the adoption of
Three Months Ended June 30, 2018	As reported	Adjustments	Topic 606
Product sales	$9,449	$(586)	$8,863
Licensing, royalty, and other revenue	1,316	(126)	1,190
Total revenue	10,765	(712)	10,053
Cost of sales	5,459	107	5,566
Gross profit	5,306	(819)	4,487
Loss from operations	(6,509)	(819)	(7,328)
Net loss and comprehensive loss	(6,599)	(819)	(7,418)
Net loss per common share, basic and diluted	(0.40)	(0.05)	(0.45)

			Balances without
			the adoption of
Six Months Ended June 30, 2018	As reported	Adjustments	Topic 606
Product sales	$18,814	$(1,418)	$17,396
Licensing, royalty, and other revenue	6,804	(97)	6,707
Total revenue	25,618	(1,515)	24,103
Cost of sales	10,357	(187)	10,170
Gross profit	15,261	(1,328)	13,933
Loss from operations	(7,619)	(1,328)	(8,947)
Net loss and comprehensive loss	(7,876)	(1,328)	(9,204)
Net loss per common share, basic and diluted	(0.50)	(0.08)	(0.58)

The following table summarizes the impact of adopting Topic 606 on select unaudited condensed statement of cash flows line items (in thousands):

			Balances without
			the adoption of
Six Months Ended June 30, 2018	As reported	Adjustments	Topic 606
Cash flows from operating activities
Net loss	$(7,876)	$(1,328)	$(9,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	(1,391)	859	(532)
Inventory	170	(1)	169
Deferred income on shipments to distributors	(39)	470	431

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

Recently Issued Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The ASU expands the scope of Topic 718, (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606. The Company is currently evaluating the impact that the adoption of ASU 2018-07 will have on its financial statements and related disclosures.

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

The Company sells the majority of its products to its distributors, but does recognize some revenue under licensing and royalty agreements. The following table presents the Company’s revenues disaggregated by sales channel, (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Distributor	$8,386	$16,531
Non-distributor	2,379	9,087
Total revenue	$10,765	$25,618

All of the Company's performance obligations and associated revenue are generally transferred to customers at a point in time, with the exception of certain revenue streams which are performed over time commensurate with the delivery of service. The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Point in time	$9,644	$24,116
Over time	1,121	1,502
Total revenue	$10,765	$25,618

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Product sales	$9,449	$18,814
License fees	—	5,000
Royalties	195	302
Other revenue	1,121	1,502
Total revenue	$10,765	$25,618

The Company recognizes revenue in three primary geographic regions: North America; Europe, Middle East and Africa (EMEA); and Asia-Pacific and Japan (APJ). The following table presents the Company’s revenues disaggregated by the geographic region to which the product is delivered or licensee is located (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
North America	$2,379	$4,110
EMEA	2,096	5,147
APJ	6,290	16,361
Total revenue	$10,765	$25,618

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$92	$682
Work-in-process	3,766	4,517
Finished goods	5,763	4,638
Total inventory	$9,621	$9,837

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued payroll-related expenses	$1,267	$1,331
Accrued joint development agreement expenses	3,446	749
Accrued inventory	690	897
Deferred rent	322	230
Accrued sales commissions payable to sales representatives	133	75
Other	481	466
Total accrued liabilities	$6,339	$3,748

5. Commitments and Contingencies

Operating Leases

During 2017, the Company entered into a lease for 27,974 square feet of office space for its corporate headquarters located in Chandler, Arizona. The lease expires in January 2022, however the Company has the option to renew the lease through August 2024. Rent expense is recognized on a straight-line basis over the term of the leases and, accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

In April 2018, the Company entered into a lease termination agreement that released the Company from any further obligations on its previous headquarters’ space in Chandler, Arizona. The remaining unamortized balance of deferred rent of $18,000 was written off and a lease termination fee of $43,000 was recognized as rent expense on the unaudited condensed statement of operations and comprehensive loss.

The Company leases office and fabrication space for its design facility located in Austin, Texas. The lease expires in January 2022.

The Company has another operating lease for its Arizona manufacturing facility, which includes office and fabrication space. This lease is cancellable upon 24 months’ notice by either of the parties. The lease expires in January 2020, however it can be further extended through January 2021 if an option to extend is initiated by the lessor.

6. Debt

2017 Credit Facility

On May 4, 2017, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (2017 Credit Facility) for a $12.0 million term loan. The term loan provides for interest at a floating rate equal to the prime rate minus 0.75%. As of June 30, 2018, the interest rate was 4.25%. The term loan provides for a period of interest-only payments through April 30, 2018, followed by fixed principal and interest payments based on either a 24-month amortization schedule or a 36-month amortization schedule if the Company meets certain sales milestones. As of December 31, 2017, the Company determined it would not meet the sales milestones and as such the term loan is based on a 24-month amortization schedule. Borrowings under the 2017 Credit Facility mature in May 2020. The Company is required to comply with certain covenants under the 2017 Credit Facility, including requirements to maintain a minimum liquidity ratio, meet certain revenue targets, and restrictions on certain actions without the consent of the lender, such as the disposal and acquisition of its business or property, changes in business, and mergers or acquisitions. An end of term fee of 6% of the amount borrowed must be made when the loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment is being accreted using the effective interest method.

Security for the 2017 Credit Facility includes all of the Company’s assets except for intellectual property. The 2017 Credit Facility contains customary covenants restricting the Company’s activities, including limitations on its ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, incur indebtedness or grant liens or negative pledges on its assets, make loans or make other investments. Under these covenants, the Company is prohibited from paying cash dividends with respect to its capital stock. The Company was in compliance with all covenants at June 30, 2018. The 2017 Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the term loan. As of June 30, 2018, management does not believe that it is probable that the clause will be triggered within the next twelve months, and therefore the term loan is classified as long-term.

The carrying value of the Company’s 2017 Credit Facility at June 30, 2018 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Debt, including end of term fee	$6,000	$5,720	$11,720
Less:
Discount attributable to end of term fee and debt issuance costs	(17)	(369)	(386)
Net carrying value of debt	$5,983	$5,351	$11,334

The carrying value of the Company’s 2017 Credit Facility at December 31, 2017 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Debt, including end of term fee	$4,000	$8,720	$12,720
Less:
Discount attributable to end of term fee and debt issuance costs	(23)	(563)	(586)
Net carrying value of debt	$3,977	$8,157	$12,134

Capital Lease Obligations

The Company leases certain equipment under a capital lease obligation expiring in October 2020. The balance of the capital lease obligation was $25,000 and $31,000 at June 30, 2018 and December 31, 2017, respectively.

Property and equipment under the capital lease amounted to $31,000 at June 30, 2018 and December 31, 2017. Accumulated depreciation and amortization on these assets was $7,000 and $2,000 at June 30, 2018 and December 31, 2017, respectively.

7. Stockholders’ Equity

In February 2018, the Company completed a follow-on underwritten public offering of its common stock under its Registration Statement filed in November 2017 (File No. 333-221331), selling 3,772,447 shares of its common stock at an offering price of $7.00 per share for proceeds of $24.6 million, net of $1.8 million of underwriting discounts and commissions and other offering costs.

8. Stock-Based Compensation

The following table summarizes the stock option activity for the six months ended June 30, 2018:

		Options Outstanding
			Weighted-	Weighted-
			Average	Average
	Options		Exercise	Remaining	Aggregate
	Available for	Number of	Price Per	Contractual	Intrinsic
	Grant	Options	Share	Life (years)	Value
					(In thousands)
Balance—December 31, 2017	83,929	1,593,195	$8.88	6.6	$1,997
Prior period adjustment	(1,026)	13,784	4.54
Options authorized	1,084,516	—	—
RSUs granted	(60,450)	—	—
RSUs cancelled/forfeited	1,900	—	—
Options granted	(310,715)	310,715	8.79
Options exercised	—	(190,800)	4.69		$815
Options cancelled/forfeited	28,834	(30,707)	7.97
Balance—June 30, 2018	826,988	1,696,187	$7.28	7.2	$3,204
Options exercisable—June 30, 2018		746,702	$5.85	4.8	$2,355

The total grant date fair value of options vested was $545,000 and $797,000 during the three months ended June 30, 2018 and 2017, respectively, and $922,000 and $904,000 during the six months ended June 30, 2018 and 2017, respectively.

The weighted-average grant date fair value of employee options granted during the three months ended June 30, 2018 and 2017 was $4.14 and $5.25 per share, respectively, and during the six months ended June 30, 2018 and 2017 was $4.56 and $4.67 per share, respectively.

2016 Employee Stock Purchase Plan

In January 2018, there was an increase of 128,172 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP). The Company had 291,659 shares available for future issuance under the Company’s ESPP as of June 30, 2018. Employees purchased 20,057 shares for $137,000 during the three and six months ended June 30, 2018. Employees purchased 17,924 shares for $122,000 during the three and six months ended June 30, 2017.

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

Restricted Stock Units

The following table summarizes Restricted Stock Units (RSUs) activity for the six months ended June 30, 2018:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2017	30,680	$10.55
Granted	60,450	8.66
Cancelled/forfeited	(1,900)	8.39
Balance—June 30, 2018	89,230	$9.32

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of June 30, 2018, there was $625,000 of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.9 years.

Stock-based Compensation Expense

The Company recognized stock-based compensation expense from awards granted to employees and non-employees under its equity incentive plans and from its ESPP as follows, excluding amounts related to GLOBALFOUNDRIES, Inc. (GF) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$138	$73	$246	$245
General and administrative	466	213	899	439
Sales and marketing	113	122	197	155
Total	$717	$408	$1,342	$839

As of June 30, 2018, there was $5.9 million of total unrecognized compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 2.9 years.

Employee Stock-based Compensation

Stock-based compensation expense for employees was $688,000 and $319,000 for the three months ended June 30, 2018 and 2017, respectively, and $1.3 million and $740,000 for the six months ended June 30, 2018 and 2017, respectively.

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

	Option Plan		ESPP
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Expected volatility	51.9-53.1%	47.2-59.3%	59.5- 87.8%	49.5%
Risk-free interest rate	2.6-2.9%	2.0-2.1%	0.9-2.1%	0.5%
Expected term (in years)	5.7-6.1	5.8-6.1	0.5-1.0	0.5
Dividend yield	—%	—%	—%	—%

Non-employee Stock-based Compensation

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options vest. No stock options were granted to non-employees during the three months June 30, 2018. During the six months ended June 30, 2018, the Company granted stock options to non-employees to purchase 7,200 shares of common stock. No stock options were granted to non-employees during the three and six months June 30, 2017. As of June 30, 2018, options to purchase 45,072 shares of common stock were outstanding with a weighted-average exercise price of $9.15 per share. Stock-based compensation expense for non-employees was $29,000 and $89,000 for the three months ended June 30, 2018 and 2017, respectively, and $44,000 and $99,000 for the six months ended June 30, 2018 and 2017, respectively.

9. Joint Development Agreement

On October 17, 2014, the Company entered into a Joint Development Agreement (JDA) with GLOBALFOUNDRIES (GF), for the joint development of the Company’s Spin Transfer Torque MRAM (STT-MRAM) technology. The term of the agreement is the later of four years from the effective date or until the completion, termination or expiration of the last statement of work entered into pursuant to the JDA. The JDA also states that the specific terms and conditions for the production and supply of the developed STT-MRAM technology would be pursuant to a separate manufacturing agreement entered into between the parties.

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

The Company incurred project costs, recognized as research and development expense, of $2.3 million and $1.4 million for the three months ended June 30, 2018 and 2017 respectively, and $4.4 million and $3.2 million for the six months ended June 30, 2018 and 2017 respectively. The Company entered into Statement of Work 4B (SOW 4B) and an Amendment to SOW 4B, under the JDA with GF effective August 2016 and June 2018, respectively. The Company was eligible to receive milestone payments from SOW 4B and its Amendment for an aggregate of $1.6 million and $1.0 million, respectively. The Amendment was accounted for as a separate contract rather than a modification of SOW 4B, as the Company had completed its performance obligations under SOW 4B as of December 31, 2017. The Company recognized revenue from GF of $500,000 and $650,000 in the three months ended June 30, 2018 and 2017, respectively, and $500,000 and $1.2 million in the six months ended June 30, 2018 and 2017, respectively.

On October 21, 2014, GF participated, along with other investors, in the Company’s Series B redeemable convertible preferred stock financing and purchased 192,307 shares at $26.00 per share. Contemporaneously, the Company sold 461,538 shares of its common stock to GF at a discounted price of $0.00026 per share. The common shares vest upon the achievement of a goal as set forth in the Statement of Work #1 (the SOW) under the JDA. The unvested common shares are subject to repurchase by the Company, if the JDA is terminated for any reason, for a one-year period after such termination, at a price that is the lower of the original price paid by GF or the fair value of the Company’s common stock as of the date of repurchase. The Company has determined that the issuance of these shares of common stock to GF represents compensation for services to be provided under the JDA. Accordingly, the shares are accounted for similar to a stock award granted to a non-employee of the Company and are remeasured to their fair value as they vest. A total of 211,538 shares of common stock became vested on August 21, 2016, the designated Initial Measurement Date. The remaining shares vest on a monthly basis thereafter. Subsequent to the Initial Measurement Date through June 30, 2018, an additional 211,538 shares of common stock became vested. As of June 30, 2018, there were 38,462 shares unvested that were subject to repurchase.

The Company recognized non-cash compensation expense of $225,000 and $461,000 during the three months ended June 30, 2018 and 2017, respectively, and $462,000 and $716,000 during the six months ended June 30, 2018 and 2017, respectively, in research and development expense related to the vesting of the shares of common stock. The Company recognizes compensation expense based on the estimated fair value of the common stock at each reporting period, which was $8.92 and $7.50 per share as of June 30, 2018 and December 31, 2017, respectively.

10. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(6,599)	$(5,187)	$(7,876)	$(11,273)
Denominator:
Weighted-average common shares outstanding	16,689,677	12,583,325	15,786,043	12,541,245
Less: weighted-average unvested common shares subjected to repurchase	(54,416)	(169,801)	(68,795)	(184,179)
Weighted-average common shares outstanding used to calculate net loss per common share, basic and diluted	16,635,261	12,413,524	15,717,248	12,357,066
Net loss per common share, basic and diluted	$(0.40)	$(0.42)	$(0.50)	$(0.91)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Options to purchase common stock	1,696,187	1,268,665	1,696,187	1,268,665
Restricted stock units	89,230	—	89,230	—
Common stock subject to repurchase	38,462	153,846	38,462	153,846
Common stock warrants	27,690	27,690	27,690	27,690
Total	1,851,569	1,450,201	1,851,569	1,450,201

11. License Agreements

In March 2018, the Company entered into a global cross-license agreement with a customer pursuant to which the Company granted a worldwide, non-exclusive, non-transferable, irrevocable, royalty-bearing license under the Company’s patents to use, sell, import and export the Company’s products. Under the cross-license agreement, the Company received a non-refundable license fee and is entitled to quarterly royalty payments based upon low single digits of the average selling price of products covered under the license agreement. The license was transferred to the customer and the Company recognized the non-refundable license fee during the six months ended June 30, 2018. The cross-license agreement will remain in effect until the licensed patents have expired, been abandoned, or ruled invalid.

12. Subsequent Events

In July 2018, the Company entered into the First Amendment to its 2017 Credit Facility (the “Amended Credit Facility”). The Amended Credit Facility extends the period of interest-only payments through December 31, 2018, followed by fixed principal and interest payments based on a 24-month amortization schedule. If the Company achieves certain milestones, the loan will be based on a 36-month amortization schedule. The terms of the Amended Credit Facility include the return by Silicon Valley Bank of principal payments previously made by the Company. The Company is required to comply with certain covenants under the Amended Credit Facility, including requirements to maintain a minimum liquidity ratio, meet certain revenue targets, and restrictions on certain actions without the consent of the lender, such as the disposal and acquisition of its business or property, changes in business, and mergers or acquisitions. An end of term fee of 7% of the amount borrowed must be made when the loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise.

In conjunction with the Amended Credit Facility, outstanding warrants held by SVB to purchase 9,229 shares of the Company’s common stock were cancelled. The Company subsequently issued a warrant to SVB for the purchase of 9,375 shares of the Company’s common stock at an exercise price of $8.91 per share. The warrant can be exercised at any time and expires five years after the date of issuance.

In August 2018, the Company amended its lease agreement for its Arizona manufacturing facility to extend the lease term through January 2021. The aggregate rent expense be recognized over the remaining term of the lease is $2.4 million.

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

We derive our revenue from the sale of MRAM-based products in discrete unit form, the sale of services, licenses of and royalties on our MRAM and magnetic sensor technology, the sale of backend foundry services and design services to third parties.

We work directly with our distributors and customers to have our MRAM devices designed into and qualified for their products. Although we maintain direct sales, support, and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 78% and 68% for the three months ended June 30, 2018 and 2017, respectively, and 65% and 73% for the six months ended June 30, 2018 and 2017, respectively, of our revenue from products sold through distributors.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
North America	$2,379	$1,645	$4,110	$2,857
EMEA	2,096	2,023	5,147	3,395
APJ	6,290	5,257	16,361	10,553
	$10,765	$8,925	$25,618	$16,805

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

During the three and six months ended June 30, 2018, we continued to invest in research and development to support the development and production of our Spin Transfer Torque MRAM (STT-MRAM) technology. We believe our continued investment will allow us to continue to develop and deploy products based on our STT-MRAM technology. Our research and development expenses were $6.8 million and $6.4 million for the three months ended June 30, 2018 and 2017, respectively, and $13.3 million and $12.8 million for the six months ended June 30, 2018 and 2017, respectively. We expect that our research and development expenses will increase in the future as we continue to develop our MRAM technology internally and through our joint development agreement with GLOBALFOUNDRIES.

We recorded revenue of $10.8 million and $8.9 million for the three months ended June 30, 2018 and 2017, respectively, and $25.6 million and $16.8 million for the six months ended June 30, 2018 and 2017, respectively; gross margin was 49.3% and 64.9% for the three months ended June, 2018 and 2017, respectively and 59.6% for the six months ended June 30, 2018 and 2017; and our net loss was $6.6 million and $5.2 million for the three months ended June 30, 2018 and 2017, respectively, and $7.9 million and $11.3 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had 96 employees, approximately half of whom are engaged in research and development.

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

The following table presents a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Adjusted EBITDA reconciliation:
Net loss	$(6,599)	$(5,187)	$(7,876)	$(11,273)
Depreciation and amortization	356	278	729	510
Stock-based compensation expense	717	408	1,342	839
Compensation expense related to vesting of GLOBALFOUNDRIES common stock	225	461	462	716
Interest expense	222	176	433	406
Adjusted EBITDA	$(5,079)	$(3,864)	$(4,910)	$(8,802)

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

Customer acceptance of our technology and customer product success. For our customers to use our products, they may have to redesign certain components of their existing designs. We have established relationships with several storage controller and Field Programmable Gate Array (FPGA) companies as well as IP core companies, including Cadence, Synopsys, and Northwest Logic, to facilitate the integration of our MRAM solutions into our customers end products. Delays in our customers’ design cycles may have adverse effects on the demand, and therefore sales, of our products.

Customer concentration. A relatively small number of end customers have historically accounted for a significant percentage of our revenue. Revenue, including through distributors, from six of our customers collectively, accounted for approximately 47% and 60% of our total revenue in the three and six months ended June 30, 2018, respectively. Two of these customers accounted for in excess of 10% of our total revenue in the three months ended June 30, 2018. Three of these customers accounted for in excess of 10% of our total revenue in the six months ended June 30, 2018. Revenue, including through distributors, from five of our customers collectively, accounted for 38% and 35% of our total revenue in the three and six months ended June 30, 2017, respectively. None of these customers accounted for in excess of 10% of our total revenue in the three and six months ended June 30, 2017. It would be difficult to replace lost revenue resulting from the loss, reduction, cancellation or delay in purchase orders by any one of these customers. Consolidation among our customers may further concentrate our customer base and expose us to increased risks relating to increased customer concentration. In addition, any significant pricing pressure exerted by a significant customer could adversely affect our operating results.

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

Loss on Extinguishment of Debt

In the second quarter of 2017, we repaid the outstanding balance of our revolving loan and term loan at which time we recognized the unamortized balance of the debt discount and a prepayment penalty for the term loan as a loss on extinguishment of debt.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)		(As a percentage of revenue)		(In thousands)		(As a percentage of revenue)
Product sales	$9,449	$7,200	88%	81%	$18,814	$13,848	73%	82%
Licensing, royalty, and other revenue	1,316	1,725	12	19	6,804	2,957	27	18
Total revenue	10,765	8,925	100	100	25,618	16,805	100	100
Cost of sales	5,459	3,133	51	35	10,357	6,796	40	40
Gross profit	5,306	5,792	49	65	15,261	10,009	60	60
Operating expenses:
Research and development	6,773	6,427	63	72	13,253	12,816	52	76
General and administrative	3,329	2,793	31	31	6,548	5,638	26	34
Sales and marketing	1,713	1,361	15	15	3,079	2,219	12	13
Total operating expenses	11,815	10,581	109	119	22,880	20,673	90	123
Loss from operations	(6,509)	(4,789)	(60)	(54)	(7,619)	(10,664)	(30)	(63)
Interest expense	(222)	(176)	(2)	(2)	(433)	(406)	(2)	(2)
Other income, net	132	24	1	—	176	43	1	—
Loss on extinguishment of debt	—	(246)	—	(3)	—	(246)	—	(1)
Net loss	$(6,599)	$(5,187)	(61)%	(59)%	$(7,876)	$(11,273)	(31)%	(66)%

Comparison of the Three Months Ended June 30, 2018 and 2017

Revenue

	Three Months Ended
	June 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Product sales	$9,449	$7,200	$2,249	31.2%
Licensing, royalty, and other revenue	1,316	1,725	(409)	(23.7)%
Total revenue	$10,765	$8,925	$1,840	20.6%

Product sales increased by $2.2 million or 31.2%, from $7.2 million during the three months ended June 30, 2017, to $9.4 million during the three months ended June 30, 2018. The increase was primarily due to $2.5 million in increased sales volume and mix in our MRAM products offset by a $0.3 million decrease in sales of our legacy products as a result of a decrease in demand for our legacy products.

Licensing, royalty, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction.  Licensing, royalty, and other revenue decreased by $0.4 million from $1.7 million during the three months ended June 30, 2017, to $1.3 million during the three months ended June 30, 2018. The decrease was primarily due to a $0.4 million decrease in sales of our backend foundry services.

Cost of Sales and Gross Margin

	Three Months Ended
	June 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Cost of sales	$5,459	$3,133	$2,326	74.2%
Gross margin	49.3%	64.9%

Cost of sales increased by $2.3 million or 74.2%, from $3.1 million during the three months ended June 30, 2017, to $5.5 million during the three months ended June 30, 2018. The increase was primarily due to increased sales volume, product mix, and lower yields on our MRAM products, partially offset by lower sales volume of backend foundry services and legacy products.

Gross margin decreased from 64.9% during the three months ended June 30, 2017, to 49.3% during the three months ended June 30, 2018. The decrease was primarily due to product mix and lower yields on our Toggle and MRAM products.

Operating Expenses

	Three Months Ended
	June 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Research and development	$6,773	$6,427	$346	5.4%
Research and development as a % of revenue	63%	72%

Research and Development Expenses. Research and development expenses increased by $0.3 million or 5.4%, from $6.4 million during the three months ended June 30, 2017, to $6.8 million during the three months ended June 30, 2018. The increase was due to a $0.9 million increase in expenses incurred in our joint development agreement with GLOBALFOUNDRIES due to the use of more technologically advanced materials. The increase was partially offset by a decrease of $0.1 million in employee labor costs due to a decrease in headcount and bonuses, a decrease of $0.3 million in the amount attributable to the vesting of shares of common stock issued to GLOBALFOUNDRIES due to revaluing shares, and a decrease of $0.1 million in the allocation of supply costs to cost of goods sold due to an increase in production in 2018. Research and development expenses during the three months ended June 30, 2018 decreased as a percentage of revenue when compared with the corresponding period in 2017 primarily due to the increase in revenue from product sales being offset by the increase in research and development expenses.

	Three Months Ended
	June 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
General and administrative	$3,329	$2,793	$536	19.2%
General and administrative as a % of revenue	31%	31%

General and Administrative Expenses. General and administrative spending increased by $0.5 million or 19.2%, from $2.8 million during the three months ended June 30, 2017, to $3.3 million during the three months ended June 30, 2018. The increase was primarily due to a $0.6 million increase in employee and contract labor costs due to an increase in headcount, bonuses and stock-based compensation expense. The increase was partially offset by a decrease of $0.1 million in professional services due to costs incurred in 2017 related to becoming a recent public company. General and administrative expense for the three months ended June 30, 2018 remained unchanged as a percentage of revenue when compared with the corresponding period in 2017.

	Three Months Ended
	June 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Sales and marketing	$1,713	$1,361	$352	25.9%
Sales and marketing as a % of revenue	16%	15%

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.4 million or 25.9%, from $1.4 million during the three months ended June 30, 2017, to $1.7 million during the three months ended June 30, 2018. The increase was primarily due to a $0.4 million increase in employee and contract labor costs as a result of higher headcount and an increase in salaries, commissions, bonuses and stock-based compensation expense. Sales and marketing expense for the three months ended June 30, 2018 slightly increased as a percentage of revenue when compared with the corresponding period in 2017 primarily due to the increase in revenue from product sales not fully offsetting the increase in sales and marketing expense.

Interest Expense

	Three Months Ended
	June 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Interest expense	$222	$176	$46	26.1%

Interest expense remained relatively flat during the three months ended June 30, 2017 compared to the three months ended June 30, 2018. The small increase was primarily due to higher interest expense on our 2017 Credit Facility with Silicon Valley Bank, compared to our prior facility with Ares Venture Finance, due to an increase in the prime rate.

Other Income, Net

	Three Months Ended
	June 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Other income, net	$132	$24	$108	450.0%

Other income, net was $0.1 million during the three months ended June 30, 2018 compared to $24,000 during the three months ended June 30, 2017. The increase was primarily related to an increase in interest income earned on our cash balances as a result of the increase in our cash balances from the follow-on public offering in February 2018.

Loss on Extinguishment of Debt

	Three Months Ended
	June 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Loss on extinguishment of debt	$—	$246	$(246)	*

*Not meaningful

Loss on extinguishment of debt was $0.2 million during the three months ended June 30, 2017 due to the payoff of our prior facility with Ares Venture Finance. There was no such loss during the three months ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2018 and 2017

Revenue

	Six Months Ended
	June 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Product sales	$18,814	$13,848	$4,966	35.9%
Licensing, royalty, and other revenue	6,804	2,957	3,847	* %
Total revenue	$25,618	$16,805	$8,813	52.4%

*Not meaningful

Product sales increased by $5.0 million or 35.9%, from $13.9 million during the six months ended June 30, 2017, to $18.8 million during the six months ended June 30, 2018. The increase was primarily due to $5.9 million in increased sales volume and mix in our MRAM products offset by a $0.9 million decrease in sales of our legacy products as a result of a decrease in demand of our legacy products.

Licensing, royalty, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Licensing, royalty, and other revenue increased by $3.8 million from $3.0 million during the six months ended June 30, 2017, to $6.8 million during the six months ended June 30, 2018. The increase was primarily due to a non-refundable license fee related to a cross-license agreement entered into with a customer in March 2018, partially offset by a $0.7 million decrease in milestone payments earned for research and development activity performed on behalf of GLOBALFOUNDRIES and a $0.6 million decrease in sales of our backend foundry services.

Cost of Sales and Gross Margin

	Six Months Ended
	June 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Cost of sales	$10,357	$6,796	$3,561	52.4%
Gross margin	59.6%	59.6%

Cost of sales increased by $3.6 million or 52.4%, from $6.8 million during the six months ended June 30, 2017, to $10.4 million during the six months ended June 30, 2018. The increase was primarily due to increased sales volume and lower yields on our MRAM products, partially offset by lower sales volume of backend foundry services and legacy products.

Gross margin remained flat at 59.6% during the six months ended June 30, 2018 and 2017. There were lower yields on our MRAM products that were partially offset by a onetime licensing event in the first quarter of 2018.

Operating Expenses

	Six Months Ended
	June 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Research and development	$13,253	$12,816	$437	3.4%
Research and development as a % of revenue	52%	76%

Research and Development Expenses. Research and development expenses increased by $0.4 million or 3.4%, from $12.8 million during the six months ended June 30, 2017, to $13.3 million during the six months ended June 30, 2018. The increase was due to a $1.1 million increase in expenses incurred in our joint development agreement with GLOBALFOUNDRIES due to the use of more technologically advanced materials and a $0.3 million increase in software expenses due to the purchase of software to improve simulations. The increases were partially offset by a decrease of $0.5 million in employee labor costs due to a decrease in headcount and bonuses, a $0.3 million decrease in the amount attributable to the vesting of shares of common stock issued to GLOBALFOUNDRIES due to revaluing shares, and a $0.2 million decrease in the allocation of supply costs to cost of goods sold due to an increase in production in 2018. Research and development expense during the three months ended June 30, 2018 decreased as a percentage of revenue when compared with the corresponding period in 2017 primarily due to the increase in revenue from product sales and to the non-refundable license fee.

	Six Months Ended
	June 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
General and administrative	$6,548	$5,638	$910	16.1%
General and administrative as a % of revenue	26%	34%

General and Administrative Expenses. General and administrative spending increased by $0.9 million or 16.1%, from $5.6 million during the six months ended June 30, 2017, to $6.5 million during the six months ended June 30, 2018. The increase was primarily due a $1.2 million increase in employee and contract labor costs due to an increase in headcount, of which $0.1 million was due to increased stock-based compensation expense and the repricing of certain stock options in the six months ended June 30, 2018. The increase was partially offset by a decrease of $0.3 million in professional services due to costs incurred in 2017 related to becoming a recent public company. General and administrative expense for the three months ended June 30, 2018 decreased as a percentage of revenue when compared with the corresponding period in 2017 primarily due to the increase in revenue from product sales and the non-refundable license fee.

	Six Months Ended
	June 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Sales and marketing	$3,079	$2,219	$860	38.8%
Sales and marketing as a % of revenue	12%	13%

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.9 million or 38.8%, from $2.2 million during the six months ended June 30, 2017, to $3.1 million during the six months ended June 30, 2018. The increase was primarily due to a $0.6 million increase in employee and contract labor costs as a result of higher headcount and an increase in salaries, commissions, bonuses and stock-based compensation expense, a $0.1 million increase in commissions to sales representatives and a $0.1 million increase in expenditures on marketing materials.

Interest Expense

	Six Months Ended
	June 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Interest expense	$433	$406	$27	6.7%

Interest expense remained relatively flat during the six months ended June 30, 2017 compared to the six months ended June 30, 2018. The small increase was primarily due to higher interest expense on our 2017 Credit Facility with Silicon Valley Bank, compared to our prior facility with Ares Venture Finance, due to an increase in the prime rate.

Other Income, Net

	Six Months Ended
	June 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Other income, net	$176	$43	$133	309.3%

Other income, net was $0.2 million during the six months ended June 30, 2018 compared to $43,000 during the six months ended June 30, 2017. The increase was primarily related to an increase in interest income earned on our cash balances as a result of the increase in our cash balances from the follow-on public offering in February 2018.

Loss on Extinguishment of Debt

	Six Months Ended
	June 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Loss on extinguishment of debt	$—	$246	$(246)	*

*Not meaningful

Loss on extinguishment of debt was $0.2 million during the six months ended June 30, 2017 due to the payoff of our prior facility with Ares Venture Finance. There was no such loss during the six months ended June 30, 2018.

Liquidity and Capital Resources

We have generated significant losses since our inception and had an accumulated deficit of $124.1 million as of June 30, 2018, compared to $117.5 million as of December 31, 2017. As of June 30, 2018, we had $32.7 million of cash and cash equivalents, compared to $13.0 million as of December 31, 2017.

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

We believe that our existing cash and cash equivalents as of June 30, 2018, coupled with our anticipated growth and sales levels will be sufficient to meet our anticipated cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. If we need to raise additional capital to fund our operations, we may be required to seek additional equity or debt financing, and such additional financing may not be available to us on acceptable terms or at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs and extend the time period over which our current resources will be able to fund operations. Doing so will likely harm our ability to execute on our business plan.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
Cash used in operating activities	$(4,513)	$(11,290)
Cash used in investing activities	(347)	(1,704)
Cash provided by financing activities	24,635	4,443

Cash Flows From Operating Activities

During the six months ended June 30, 2018, cash used in operating activities was $4.5 million, which consisted of a net loss of $7.9 million, adjusted by non-cash charges of $2.8 million and a change of $0.6 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $1.3 million, depreciation and amortization of $0.7 million, compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES under our joint development agreement of $0.5 million, and interest expense related to the amortization of debt issuance costs of $0.2 million. The change in our net operating assets and liabilities was primarily due to an increase in accounts receivable of $1.4 million due to timing of cash receipts for outstanding balances and an increase of $0.8 million in prepaid expenses and other current assets and other assets due to the timing of payments. These changes were partially offset by an increase of $2.6 million in accounts payable and accrued liabilities due to the timing of payments and an increase in inventory purchases in connection with the joint development agreement with GLOBALFOUNDRIES, and a decrease of $0.2 million in inventory due to increased sales.

During the six months ended June 30, 2017, cash used in operating activities was $11.3 million, which consisted of a net loss of $11.3 million, adjusted by non-cash charges of $2.4 million and a change of $2.4 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $0.8 million, compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES under our joint development agreement of $0.7 million, depreciation and amortization of $0.5 million, loss on extinguishment of debt of $0.2 million, and interest expense related to the amortization of debt issuance costs of $0.1 million. The change in our net operating assets and liabilities was primarily due to an increase in inventory of $1.6 million to meet demands of future sales and growing backlog, an increase of $0.5 million in accounts receivable due to timing of cash receipts for outstanding balances, a decrease of $0.2 million in deferred income on shipments to distributors, and a decrease in accounts payable and accrued liabilities of $0.1 million due to the timing of payments.

Cash Flows From Investing Activities

Cash used in investing activities during six months ended June 30, 2018, was $0.3 million for the purchase of manufacturing and computer equipment.

Cash used in investing activities during the six months ended June 30, 2017, was $1.7 million for the purchase of manufacturing equipment and capitalized costs related to the move to our new office and laboratory space in Chandler, Arizona.

Cash Flows From Financing Activities

During the six months ended June 30, 2018, cash provided by financing activities was $24.6 million consisting of net proceeds from the issuance of common stock of $24.6 million, and $1.0 million from stock option exercises and purchases of shares in our employee stock purchase plan, offset in part by payments of long-term debt of $1.0 million.

During the six months ended June 30, 2017, cash provided by financing activities was $4.4 million consisting of proceeds of $12.0 million in borrowings, and $0.9 million from stock option exercises and purchases of shares in our employee stock purchase plan, offset in part by payments of long term debt of $8.4 million.

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

Nature of Products and Services

Our revenue is derived from the sale of MRAM-based products in discrete unit form, licenses of and royalties on our MRAM and magnetic sensor technology, the sale of backend foundry services, and design services to third parties. Sales of products in discrete unit form are recognized at a point in time, revenue related to licensing agreements is recognized when we have delivered control of the technology, revenue related to royalty agreements is recognized in the period in which sales generated from products sold using our technology occurs, and sales of backend foundry services are recognized over time, and design services to third parties are recognized either at a point in time or over time, depending on the nature of the services.

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

We sell a majority of our products to our distributors at a uniform list price. However, distributors may resell our products to end customers at a very broad range of individually negotiated price points. Distributors are provided with price concessions subsequent to the delivery of product to them and such amounts are dependent on the end customer and product sales price. The price concessions are based on a variety of factors, including customer, product, quantity, geography and competitive differentiation. Price protection rights grant distributors the right to a credit in the event of declines in the price of our products. Under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors’ outstanding accounts receivable balance. The credits are on a per unit basis and are not given to the distributor until the distributor provides information regarding the sale to their end customer. We estimate these credits and record such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of an allowance for price concessions for amounts due to distributors. We estimate credits to distributors based on the historical rate of credits provided to distributors relative to sales. Revenue on shipments to distributors is recorded when control of the products has been transferred to the distributor.

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

Interest Rate Risk

We are primarily exposed to interest rate risk from variable rate borrowings under our 2017 Credit Facility, and to a lesser extent, from our cash position. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% increase in our borrowing rates would not have a material impact on interest expense on our principal balances as of June 30, 2018 and

December 31, 2017. A hypothetical 10% change in interest rates would not have a material impact on interest income on our cash and cash equivalent balances as of June 30, 2018 and December 31, 2017.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception. We incurred net losses of $21.1 million and $7.9 million for the year ended December 31, 2017 and the six months ended June 30, 2018, respectively. As of June 30, 2018, we had an accumulated deficit of $124.1 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. While our products offer unique benefits over other industry memory technologies, our per-bit cost to product our product is currently higher than competing technologies. As a result, our ability to capture market share and generate sufficient revenue to transition to profitability and generate consistent positive cash flows is uncertain. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses, or their impact on our results of operations.

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

We believe that our existing cash and cash equivalents as of June 30, 2018, coupled with our anticipated growth and sales levels will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. We may be required to seek additional equity or debt financing, and we cannot assure you that any such additional financing will be available to us on acceptable terms or at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely harm our ability to execute on our business plan.

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

In addition, under the terms of our joint development agreement with GLOBALFOUNDRIES, we are responsible for half of the costs incurred by GLOBALFOUNDRIES, and we are not able to control the expenses incurred by GLOBALFOUNDRIES.  If GLOBALFOUNDRIES were to incur expenses greater than we expect, our expenses would increase by more than we expect. Further, GLOBALFOUNDRIES may terminate the joint development agreement with us if we materially breach a term of the agreement, such as, but not limited to, by our failing to pay any undisputed sum which has been outstanding for 45 or more days from the date of invoice, and fail to remedy the breach within 60 days after receiving notice from GLOBALFOUNDRIES. If GLOBALFOUNDRIES terminates the joint development agreement, our ability to continue to develop our MRAM technology will be significantly impaired.

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

To compete effectively in our markets, we must continually design, develop and introduce new and improved technology and products with improved features in a cost-effective manner in response to changing technologies and market demand. This requires us to devote substantial financial and other resources to research and development. We are developing new technology and products, which we expect to be one of the drivers of our revenue growth in the future. However, as it is taking us longer than we expected to develop our 1Gb STT-MRAM product, we may not succeed in developing and marketing this and other new and enhanced products. We also face the risk that customers may not value or be willing to bear the cost of incorporating our new and enhanced products into their products, particularly if they believe their customers are satisfied with current solutions. Regardless of the improved features or superior performance of our new and enhanced products, customers may be unwilling to adopt our solutions due to design or pricing constraints, or because they do not want to rely on a single or limited supply source. Because of the extensive time and resources that we invest in developing new and enhanced products, if we are unable to sell customers our new products, our revenue could decline and our business, financial condition, results of operations and cash flows would be negatively affected. For example, we generated limited revenue from sales of our STT-MRAM products to date. While we expect revenue from our STT-MRAM products to increase, if we are unable to generate more customer adoption of our 256Mb product and scale MRAM to gigabit densities to address applications currently served by DRAM, we may not be able to materially increase our revenue. If we are unable to successfully develop and market our new and enhanced products that we have incurred significant expenses developing, our results of operations and financial condition will be materially and adversely affected.

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

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our four largest end customers together accounted for 41% of our total revenue for the six months ended June 30, 2018, and two of these customers accounted for more than 10% of our revenue during the period. Our four largest end customers together accounted for 28% of our total revenue for the year ended December 31, 2017, but none of these customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On July 6, 2018, we issued a warrant to Silicon Valley Bank to purchase 9,375 shares of our common stock at an exercise price of $8.91 per share. The warrant can be exercised at any time and expires five years after the date of issuance. The warrant was issued in connection with an amendment to our Loan and Security Agreement with Silicon Valley Bank. The warrant was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, in that it was issued to a single accredited investor.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT INDEX

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	10/13/2016

3.2	Bylaws.	S-1	333-213569	3.6	9/09/2016

4.1	Form of Common Stock Certificate of the Company.	S-1	333-213569	4.1	9/09/2016

4.2*	Warrant to Purchase Common Stock, dated as of July 6, 2018, between the Company and Silicon Valley Bank

4.3	Reference is made to Exhibits 3.1 and 3.2.

10.1	Everspin Technologies, Inc. Amended and Restated 2016 Equity Incentive Plan	8-K	001-37900	10.1	5/22/2018

10.2*	First Amendment to Loan and Security Agreement, dated as of July 6, 2018, between the Company and Silicon Valley Bank

10.3*	Separation Agreement, dated June 6, 2018 between Everspin Technologies, Inc. and Patrick Patla

10.4*	Lease Termination Agreement, dated as of April 12, 2018, by and between Everspin Technologies, Inc. and Jutland 4141 Investments, Ltd.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everspin Technologies, Inc.

Date: August 8, 2018	By:	/s/ Kevin Conley
Kevin Conley
President and Chief Executive Officer
(Principal Executive Officer) and Director

Everspin Technologies, Inc.

Date: August 8, 2018	By:	/s/ Jeffrey Winzeler
Jeffrey Winzeler
Chief Financial Officer
(Principal Financial and Accounting Officer)