Form 10-Q/A
period 2018-06-30
EVERSPIN TECHNOLOGIES INC
filed 2018-11-14
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☒

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

Explanatory Note

As previously disclosed, on November 7, 2018, the Audit Committee of our Board of Directors, in consultation with management and our independent registered public accounting firm, concluded that our previously issued Condensed Financial Statements for the second quarter of 2018, needed to be restated.

Accordingly, within this report, we have included restated unaudited quarterly financial statements for the quarter ended June 30, 2018, which we refer to as the “Restatement.” This Amendment No. 1 to our Quarterly Report on Form 10-Q (the Form 10-Q/A) amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 previously filed on August 8, 2018 (the Original Filing). We are filing this Form 10-Q/A to restate our unaudited financial statements, financial data and related disclosures as of and for the three-month and six-month periods ended June 30, 2018 to give effect to the Restatement, and to amend the other sections of the Original Filing impacted by these changes, which are:  Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Part I, Item 2, Controls and Procedures; Part II, Item 1A, Risk Factors, and Part II, Item 6, Exhibits. Other than the revisions as a result of the Restatement, and amending the risk factor regarding material weaknesses, this Form 10-Q/A does not update any of the disclosures in the Original Filing, which continue to speak as of the date of the filing of the Original Filing.

In Note 2.  “Restatement of Previously Issued Condensed Financial Statements,” we have included information regarding the Restatement and specific changes to our previously issued unaudited quarterly financial statements, including details of the adjustments to the previously issued unaudited quarterly financial statements as a result of the Restatement.

Background of the Restatement

The restatement of our unaudited quarterly financial statements and related disclosures relates to the correction of an error related to inventory and cost of sales. Specifically, the error relates to the scrapping of inventory in the third quarter of 2018, which was identified to be scrapped in the quarter ended June 30, 2018. In accordance with accounting guidance presented in Accounting Standards Codification 250-10, Accounting Changes and Error Corrections and Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 99, Materiality, management assessed the materiality of this error and concluded it was material to the Company’s previously issued financial statements. The impact of the Restatement on the Condensed Statement of Operations and Comprehensive Loss resulted in increased cost of sales for the three and six months ended June 30, 2018.  The impact of the Restatement on the Condensed Balance Sheet resulted in a decrease to our work-in-process inventory. The impact of the Restatement on the Condensed Statement of Cash Flows resulted in no change to net cash used by operating activities in the six months ended June 30, 2018. This Form 10-Q/A amends and restates Items 1, 2, and 4 of Part I and Item 6 of Part II of the Original Filing and no other information included in the Original Filing is amended hereby. Except as described herein, this Amendment does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the Original Filing Date. As such, this Amendment speaks only as of the Original Filing Date, and the Company has not undertaken to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

Restatement of Conclusion Regarding Disclosure Controls and Procedures

At the time of the Original Filing, our chief executive officer (CEO) (principal executive officer) and chief financial officer (CFO) (principal financial officer) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018. Subsequent to that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2018 because of the material weakness in internal control over financial reporting described in Item 4 of Part I “Controls and Procedures” of this Amendment. As a result, we have restated Item 4 of Part I “Controls and Procedures” to reflect the revised conclusion and to include disclosure of the material weakness. In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications from our CEO and CFO as Exhibits 31.1, 31.2, and 32.1.

In this Quarterly Report on Form 10-Q/A, “we,” “our,” “us,” “Everspin Technologies,” and “the Company” refer to Everspin Technologies, Inc. The Everspin logo and other trade names, trademarks or service marks of Everspin Technologies are the property of Everspin Technologies, Inc. This report contains references to our trademarks and to trademarks belonging to other entities. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)	(See Note 3)
	(As restated)
Assets
Current assets:
Cash and cash equivalents	$32,725	$12,950
Accounts receivable, net	5,097	4,041
Inventory	8,851	9,837
Prepaid expenses and other current assets	1,225	590
Total current assets	47,898	27,418
Property and equipment, net	3,457	3,946
Other assets	209	73
Total assets	$51,564	$31,437

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,883	$2,920
Accrued liabilities	6,339	3,748
Deferred income on shipments to distributors	—	1,720
Current portion of long-term debt	5,993	3,987
Total current liabilities	15,215	12,375
Long-term debt, net of current portion	5,366	8,178
Total liabilities	20,581	20,553
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 16,800,505 and 12,817,201 shares issued and outstanding as of June 30, 2018 and December 31, 2017	2	1
Additional paid-in capital	155,866	128,422
Accumulated deficit	(124,885)	(117,539)
Total stockholders’ equity	30,983	10,884
Total liabilities and stockholders’ equity	$51,564	$31,437

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(As restated)		(As restated)
Product sales	$9,449	$7,200	$18,814	$13,848
Licensing, royalty, and other revenue	1,316	1,725	6,804	2,957
Total revenue	10,765	8,925	25,618	16,805
Cost of sales	6,229	3,133	11,127	6,796
Gross profit	4,536	5,792	14,491	10,009
Operating expenses:
Research and development	6,773	6,427	13,253	12,816
General and administrative	3,329	2,793	6,548	5,638
Sales and marketing	1,713	1,361	3,079	2,219
Total operating expenses	11,815	10,581	22,880	20,673
Loss from operations	(7,279)	(4,789)	(8,389)	(10,664)
Interest expense	(222)	(176)	(433)	(406)
Other income, net	132	24	176	43
Loss on extinguishment of debt	—	(246)	—	(246)
Net loss and comprehensive loss	$(7,369)	$(5,187)	$(8,646)	$(11,273)
Net loss per common share, basic and diluted	$(0.44)	$(0.42)	$(0.55)	$(0.91)
Weighted-average shares used to compute net loss per common share, basic and diluted	16,635,261	12,413,524	15,717,248	12,357,066

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
	(As restated)
Cash flows from operating activities
Net loss	$(8,646)	$(11,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	729	510
Loss on disposal of property and equipment	19	—
Stock-based compensation	1,342	839
Non-cash loss on extinguishment of debt	—	185
Non-cash interest expense	200	119
Compensation expense related to vesting of common stock to GLOBALFOUNDRIES	462	716
Changes in operating assets and liabilities:
Accounts receivable	(1,391)	(524)
Inventory	940	(1,584)
Prepaid expenses and other current assets	(635)	48
Other assets	(136)	(11)
Accounts payable	51	(158)
Accrued liabilities	2,591	80
Deferred income on shipments to distributors	—	(237)
Shipping term reversal	(39)	—
Net cash used in operating activities	(4,513)	(11,290)
Cash flows from investing activities
Purchases of property and equipment	(347)	(1,704)
Net cash used in investing activities	(347)	(1,704)
Cash flows from financing activities
Proceeds from the issuance of common stock, net of offering costs	24,609	—
Proceeds from debt	—	12,000
Payments on debt	(1,000)	(8,356)
Payments of debt issuance costs	—	(49)
Payments on capital lease obligation	(6)	(7)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	1,032	855
Net cash provided by financing activities	24,635	4,443
Net increase (decrease) in cash and cash equivalents	19,775	(8,551)
Cash and cash equivalents at beginning of period	12,950	29,727
Cash and cash equivalents at end of period	$32,725	$21,176
Supplementary cash flow information:
Interest paid	$233	$288
Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$27	$560

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

2. Restatement of Previously Issued Condensed Financial Statements

In connection with the preparation and review of the Company's condensed financial statements, management identified an error in the Company's historical financial statements. As a result, the Company concluded that its previously issued unaudited condensed financial statements for the quarter ended June 30, 2018, needed to be restated. Within this report, the Company has included restated unaudited interim condensed financial statements as of and for the three and six months ended June 30, 2018. This Note 2 to the unaudited interim condensed financial statements discloses the nature of the restatement matter and adjustment and shows the impact of the restatement for the three and six months ended June 30, 2018.

The restatement corrects an error related to the scrapping of inventory in the third quarter of 2018 which should have been recognized at June 30, 2018 and in the three and six-month periods ended June 30, 2018, resulting in an overstatement of work-in-process inventory and an understatement of cost of sales in the second quarter.

The following table summarizes the impact of the restatement on select unaudited condensed balance sheet line items (in thousands):

	As
	previously
June 30, 2018	reported	Adjustment	(As restated)
Assets
Current assets:
Inventory	$9,621	$(770)	$8,851
Total current assets	48,668	(770)	47,898
Total assets	$52,334	$(770)	$51,564
Accumulated deficit	(124,115)	(770)	(124,885)
Total stockholders’ equity	31,753	(770)	30,983
Total liabilities and stockholders’ equity	$52,334	$(770)	$51,564

The following table summarizes the impact of the restatement on select unaudited condensed statement of operations line items (in thousands, except per share data):

	As
	previously
Three Months Ended June 30, 2018	reported	Adjustment	(As restated)
Cost of sales	$5,459	$770	$6,229
Gross profit	5,306	(770)	4,536
Loss from operations	(6,509)	(770)	(7,279)
Net loss and comprehensive loss	$(6,599)	$(770)	$(7,369)
Net loss per common share, basic and diluted	$(0.40)	$(0.04)	$(0.44)

	As
	previously
Six Months Ended June 30, 2018	reported	Adjustment	(As restated)
Cost of sales	$10,357	$770	$11,127
Gross profit	15,261	(770)	14,491
Loss from operations	(7,619)	(770)	(8,389)
Net loss and comprehensive loss	$(7,876)	$(770)	$(8,646)
Net loss per common share, basic and diluted	$(0.50)	$(0.05)	$(0.55)

The following table summarizes the impact of the restatement on select unaudited condensed statement of cash flows line items (in thousands):

	As
	previously
Six Months Ended June 30, 2018	reported	Adjustment	(As restated)
Cash flows from operating activities
Net loss	$(7,876)	$(770)	$(8,646)
Inventory	170	770	940

The changes above also affect certain of the other Notes to the unaudited condensed financial statements. Conforming changes have been made to Notes 3, 5 and 11.

3. Summary of Significant Accounting Policies

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

The following table summarizes the impact of adopting Topic 606 on select unaudited condensed balance sheet line items (in thousands):

			Balances without
			the adoption of
June 30, 2018	As restated	Adjustments	Topic 606
Accounts receivable, net	$5,097	$(524)	$4,573
Inventory	8,851	47	8,898
Total current assets	47,898	(477)	47,421
Total assets	51,564	(477)	51,087
Deferred income on shipments to distributors	—	2,151	2,151
Total current liabilities	15,215	2,151	17,366
Total liabilities	20,581	2,151	22,732
Accumulated deficit	(124,885)	(2,628)	(127,513)
Total liabilities and stockholders’ equity	51,564	(477)	51,087

The following table summarizes the impact of adopting Topic 606 on select unaudited condensed statement of operations line items (in thousands, except per share data):

			Balances without
			the adoption of
Three Months Ended June 30, 2018	As restated	Adjustments	Topic 606
Product sales	$9,449	$(586)	$8,863
Licensing, royalty, and other revenue	1,316	(126)	1,190
Total revenue	10,765	(712)	10,053
Cost of sales	6,229	107	6,336
Gross profit	4,536	(819)	3,717
Loss from operations	(7,279)	(819)	(8,098)
Net loss and comprehensive loss	(7,369)	(819)	(8,188)
Net loss per common share, basic and diluted	(0.44)	(0.05)	(0.49)

			Balances without
			the adoption of
Six Months Ended June 30, 2018	As restated	Adjustments	Topic 606
Product sales	$18,814	$(1,418)	$17,396
Licensing, royalty, and other revenue	6,804	(97)	6,707
Total revenue	25,618	(1,515)	24,103
Cost of sales	11,127	(187)	10,940
Gross profit	14,491	(1,328)	13,163
Loss from operations	(8,389)	(1,328)	(9,717)
Net loss and comprehensive loss	(8,646)	(1,328)	(9,974)
Net loss per common share, basic and diluted	(0.55)	(0.08)	(0.63)

The following table summarizes the impact of adopting Topic 606 on select unaudited condensed statement of cash flows line items (in thousands):

			Balances without
			the adoption of
Six Months Ended June 30, 2018	As restated	Adjustments	Topic 606
Cash flows from operating activities
Net loss	$(8,646)	$(1,328)	$(9,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	(1,391)	859	(532)
Inventory	940	(1)	939
Shipping term reversal	(39)	470	431

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

4. Revenue

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

The Company recognizes revenue in three primary geographic regions: North America; Europe, Middle East and Africa (EMEA); and Asia-Pacific and Japan (APJ). The following table presents the Company’s revenues disaggregated by the geographic region to which the product is delivered or licensee is located (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
North America	$2,379	$4,110
EMEA	2,096	5,147
APJ	6,290	16,361
Total revenue	$10,765	$25,618

5. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
	(As restated)
Raw materials	$92	$682
Work-in-process	8,613	7,970
Finished goods	146	1,185
Total inventory	$8,851	$9,837

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued payroll-related expenses	$1,267	$1,331
Accrued joint development agreement expenses	3,446	749
Accrued inventory	690	897
Deferred rent	322	230
Accrued sales commissions payable to sales representatives	133	75
Other	481	466
Total accrued liabilities	$6,339	$3,748

6. Commitments and Contingencies

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

7. Debt

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

8. Stockholders’ Equity

In February 2018, the Company completed a follow-on underwritten public offering of its common stock under its Registration Statement filed in November 2017 (File No. 333-221331), selling 3,772,447 shares of its common stock at an offering price of $7.00 per share for proceeds of $24.6 million, net of $1.8 million of underwriting discounts and commissions and other offering costs.

9. Stock-Based Compensation

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

10. Joint Development Agreement

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

11. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(As restated)		(As restated)
Numerator:
Net loss	$(7,369)	$(5,187)	$(8,646)	$(11,273)
Denominator:
Weighted-average common shares outstanding	16,689,677	12,583,325	15,786,043	12,541,245
Less: weighted-average unvested common shares subjected to repurchase	(54,416)	(169,801)	(68,795)	(184,179)
Weighted-average common shares outstanding used to calculate net loss per common share, basic and diluted	16,635,261	12,413,524	15,717,248	12,357,066
Net loss per common share, basic and diluted	$(0.44)	$(0.42)	$(0.55)	$(0.91)

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

12. License Agreements

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

13. Subsequent Events

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

In September 2018, the Company entered into a Joint Collaboration Agreement (JCA) with Silterra Malaysia Sdn. Bhd. (Silterra), and another third party. The JCA will create additional manufacturing capacity for the Company’s Toggle MRAM products. Initial production is expected to start in 2020. Under the JCA the Company will pay non-recurring engineering costs of $1.0 million.

In October 2018, the Company entered into the Third Amendment to the JDA with GF (Third Amendment). The Third Amendment is effective as of January 1, 2018 and extends the term of the JDA to December 2019. In the event a statement of work is executed that extends beyond the term, the JDA will be extended for an additional three months after the statement of work is completed. Under the Third Amendment, the Company has revised the cost structure of the arrangement to allow GF to spend as needed. Additionally, costs for the Company are capped at $5.8 million.

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

We recorded revenue of $10.8 million and $8.9 million for the three months ended June 30, 2018 and 2017, respectively, and $25.6 million and $16.8 million for the six months ended June 30, 2018 and 2017, respectively; gross margin was 42.2% and 64.9% for the three months ended June, 2018 and 2017, respectively and 56.6% and 59.6% for the six months ended June 30, 2018 and 2017, respectively; and our net loss was $7.4 million and $5.2 million for the three months ended June 30, 2018 and 2017, respectively, and $8.6 million and $11.3 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had 96 employees, approximately half of whom are engaged in research and development.

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

The following table presents a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(As restated)		(As restated)
Adjusted EBITDA reconciliation:
Net loss	$(7,369)	$(5,187)	$(8,646)	$(11,273)
Depreciation and amortization	356	278	729	510
Stock-based compensation expense	717	408	1,342	839
Compensation expense related to vesting of GLOBALFOUNDRIES common stock	225	461	462	716
Interest expense	222	176	433	406
Adjusted EBITDA	$(5,849)	$(3,864)	$(5,680)	$(8,802)

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(As restated)		(As restated)		(As restated)		(As restated)
	(In thousands)		(As a percentage of revenue)		(In thousands)		(As a percentage of revenue)
Product sales	$9,449	$7,200	88%	81%	$18,814	$13,848	73%	82%
Licensing, royalty, and other revenue	1,316	1,725	12	19	6,804	2,957	27	18
Total revenue	10,765	8,925	100	100	25,618	16,805	100	100
Cost of sales	6,229	3,133	58	35	11,127	6,796	43	40
Gross profit	4,536	5,792	42	65	14,491	10,009	57	60
Operating expenses:
Research and development	6,773	6,427	63	72	13,253	12,816	52	76
General and administrative	3,329	2,793	31	31	6,548	5,638	26	34
Sales and marketing	1,713	1,361	15	15	3,079	2,219	12	13
Total operating expenses	11,815	10,581	109	119	22,880	20,673	90	123
Loss from operations	(7,279)	(4,789)	(67)	(54)	(8,389)	(10,664)	(33)	(63)
Interest expense	(222)	(176)	(2)	(2)	(433)	(406)	(2)	(2)
Other income, net	132	24	1	—	176	43	1	—
Loss on extinguishment of debt	—	(246)	—	(3)	—	(246)	—	(1)
Net loss	$(7,369)	$(5,187)	(68)%	(59)%	$(8,646)	$(11,273)	(34)%	(66)%

Comparison of the Three Months Ended June 30, 2018 and 2017

Revenue

	Three Months Ended
	June 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Product sales	$9,449	$7,200	$2,249	31.2%
Licensing, royalty, and other revenue	1,316	1,725	(409)	(23.7)%
Total revenue	$10,765	$8,925	$1,840	20.6%

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

Cost of Sales and Gross Margin

	Three Months Ended
	June 30,		Change
	2018	2017	Amount	%
	(As restated)
	(Dollars in thousands)
Cost of sales	$6,229	$3,133	$3,096	98.8%
Gross margin	42.1%	64.9%

Cost of sales increased by $3.1 million or 98.8%, from $3.1 million during the three months ended June 30, 2017, to $6.2 million during the three months ended June 30, 2018. The increase was primarily due to $0.8 million of inventory items that were scrapped, increased sales volume, product mix, and lower yields on our MRAM products, partially offset by lower sales volume of backend foundry services and legacy products.

Gross margin decreased from 64.9% during the three months ended June 30, 2017, to 42.2% during the three months ended June 30, 2018. The decrease was primarily due to inventory items that were scrapped, product mix and lower yields on our Toggle and MRAM products. We experienced lower yields during the quarter due to a manufacturing tool failure in the fourth quarter of 2017, which caused a decrease in yields during 2018. We have continually made calibration improvements throughout 2018 after repairing the tool.

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

	Three Months Ended
	June 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Sales and marketing	$1,713	$1,361	$352	25.9%
Sales and marketing as a % of revenue	15%	15%

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

Cost of Sales and Gross Margin

	Six Months Ended
	June 30,		Change
	2018	2017	Amount	%
	(As restated)
	(Dollars in thousands)
Cost of sales	$11,127	$6,796	$4,331	63.7%
Gross margin	56.6%	59.6%

Cost of sales increased by $4.3 million or 63.7%, from $6.8 million during the six months ended June 30, 2017, to $11.1 million during the six months ended June 30, 2018. The increase was primarily due to $0.8 million of inventory items that were scrapped, increased sales volume and lower yields on our MRAM products, partially offset by lower sales volume of backend foundry services and legacy products.

Gross margin decreased from 59.6% during the six months ended June 30, 2017, to 56.6% during the six months ended June 30, 2018. The decrease was primarily due to inventory items that were scrapped, lower yields on our MRAM products that were partially offset by a onetime licensing event in the first quarter of 2018.

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

Liquidity and Capital Resources

We have generated significant losses since our inception and had an accumulated deficit of $124.9 million as of June 30, 2018, compared to $117.5 million as of December 31, 2017. As of June 30, 2018, we had $32.7 million of cash and cash equivalents, compared to $13.0 million as of December 31, 2017.

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

Cash Flows From Operating Activities

During the six months ended June 30, 2018, cash used in operating activities was $4.5 million, which consisted of a net loss of $8.6 million, adjusted by non-cash charges of $2.8 million and a change of $1.4 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $1.3 million, depreciation and amortization of $0.7 million, compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES under our joint development agreement of $0.5 million, and interest expense related to the amortization of debt issuance costs of $0.2 million. The change in our net operating assets and liabilities was primarily due to an increase in accounts receivable of $1.4 million due to timing of cash receipts for outstanding balances and an increase of $0.8 million in prepaid expenses and other current assets and other assets due to the timing of payments. These changes were partially offset by an increase of $2.6 million in accounts payable and accrued liabilities due to the timing of payments and an increase in inventory purchases in connection with the joint development agreement with GLOBALFOUNDRIES, and a decrease of $0.9 million in inventory due to increased sales and scrapped inventory.

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

Our management, with the participation of our management team, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2018, the end of the period covered by the Original Filing. Based on this evaluation, at the time of the Original Filing, our CEO and CFO originally concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Subsequent to the Original Filing, in connection with the restatement discussed in the Explanatory Note to this Form 10-Q/A (the Explanatory Note) and in Note 2 to our unaudited condensed financial statements (Note 2), our management, with the participation of our CEO and CFO, re-assessed the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our controls were not effective at the reasonable assurance level as of June 30, 2018, as a result of the material weakness discussed below.

Material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As discussed in the Explanatory Note and Note 2, in connection with the preparation of our unaudited condensed financial statements for the quarter ended September 30, 2018, we identified an error in the previously filed financial statements that has caused us to restate and amend our previously issued condensed financial statements and related financial information as of and for the three and six months ended June 30, 2018. This error was the result of a material weakness in our internal control over financial reporting. Specifically, i) our information technology systems do not currently provide management the ability to accurately monitor inventory movements and quantities at third-party locations, ii) internal processes to provide for clear communication between operational and financial personnel within the Company are insufficient, and iii) we have insufficient personnel with the appropriate level of experience to prevent and detect errors on a timely basis in our financial statements.

Management’s plan to remediate the material weakness.

To remediate this material weakness, we plan to take the following actions:

•

We are currently updating our information technology tools, including our ERP system, to enhance our ability to monitor inventory and its movement through our manufacturing process and to provide checks and balances to third party reports.

•	We have, and continue to put in place, management dashboard tools to alert all involved as to the performance of inventory against our business goals.

•	We are establishing multi-discipline processes to actively manage and make decisions regarding our inventory to support our business objectives.

•	We are providing additional training to our Operations Teams and updating procedures with our third-party Assembly Houses.

•	We have hired additional qualified personnel to assist management with its financial statement close process and provide oversight of our financial reporting.

We are assessing our accounting policies and internal controls documentation to ensure they are effective in helping us manage the business. Notwithstanding the material weakness that exists, our management has concluded that the financial statements included elsewhere in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

If we fail to fully remediate this material weakness or fail to maintain effective internal controls in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial information or cause our stock price to decline.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception. We incurred net losses of $21.1 million and $8.6 million for the year ended December 31, 2017 and the six months ended June 30, 2018, respectively. As of June 30, 2018, we had an accumulated deficit of $124.9 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. While our products offer unique benefits over other industry memory technologies, our per-bit cost to product our product is currently higher than competing technologies. As a result, our ability to capture market share and generate sufficient revenue to transition to profitability and generate consistent positive cash flows is uncertain. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses, or their impact on our results of operations.

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

We have hired additional accounting and finance staff members to augment our current staff and to improve the effectiveness of our closing and financial reporting processes. Any inability to retain such personnel would have an adverse impact on our ability to accurately and timely prepare our financial statements. We may be unable to locate and hire qualified professionals with requisite technical and public company experience when and as needed. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to respond adequately to the demands of being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of additional material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported financial statements could cause the trading price of our common stock to decline and could harm our business, operating results and financial condition.

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

We have a material weakness in our internal control over financial reporting, and if we fail to remediate this material weakness or experience any additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in our financial reporting and, as a result, the value of our common stock.

We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting which cause a reasonable possibility that a material misstatement of our annual and interim financial statements will not be detected or prevented on a timely basis.

Our management has determined that we have a material weakness in our internal control over financial reporting as of June 30, 2018 relating to the design and operation of our financial reporting processes over inventory management. We have concluded that this material weakness in our internal controls is due to gaps in management and reporting of our inventory from third parties.

We are enhancing our internal controls, processes and related documentation necessary to remediate our material weakness and to perform the evaluation needed to comply with Section 404. We may not be able to complete our remediation, evaluation and testing in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, such as the one we identified as described above, we will be unable to conclude that our internal controls are effective. The effectiveness of our controls and procedures may be limited by a variety of factors, including:

•	faulty human judgment and simple errors, omissions or mistakes

•	fraudulent action of an individual or collusion of two or more people;

•	inappropriate management override of procedures; and

•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control.

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

Item 6. Exhibits

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	10/13/2016

3.2	Bylaws.	S-1	333-213569	3.6	9/09/2016

4.1	Form of Common Stock Certificate of the Company.	S-1	333-213569	4.1	9/09/2016

4.2	Warrant to Purchase Common Stock, dated as of July 6, 2018, between the Company and Silicon Valley Bank	10-Q	001-37900	4.2	8/09/2018

4.3	Reference is made to Exhibits 3.1 and 3.2.

10.1	Everspin Technologies, Inc. Amended and Restated 2016 Equity Incentive Plan	8-K	001-37900	10.1	5/22/2018

10.2	First Amendment to Loan and Security Agreement, dated as of July 6, 2018, between the Company and Silicon Valley Bank	10-Q	001-37900	10.2	8/09/2018

10.3	Separation Agreement, dated June 6, 2018 between Everspin Technologies, Inc. and Patrick Patla	10-Q	001-37900	10.3	8/09/2018

10.4	Lease Termination Agreement, dated as of April 12, 2018, by and between Everspin Technologies, Inc. and Jutland 4141 Investments, Ltd.	10-Q	001-37900	10.4	8/09/2018

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everspin Technologies, Inc.

Date: November 14, 2018	By:	/s/ Kevin Conley
Kevin Conley
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Everspin Technologies, Inc.

Date: November 14, 2018	By:	/s/ Jeffrey Winzeler
Jeffrey Winzeler
Chief Financial Officer
(Principal Financial and Accounting Officer)