Form 10-Q
period 2018-09-30
EVERSPIN TECHNOLOGIES INC
filed 2018-11-14
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares of Registrant’s Common Stock outstanding as of November 2, 2018 was 17,094,074.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$31,438	$12,950
Accounts receivable, net	5,582	4,041
Inventory	9,482	9,837
Prepaid expenses and other current assets	436	590
Total current assets	46,938	27,418
Property and equipment, net	4,438	3,946
Other assets	73	73
Total assets	$51,449	$31,437

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,847	$2,920
Accrued liabilities	8,588	3,748
Deferred income on shipments to distributors	—	1,720
Current portion of long-term debt	4,472	3,987
Total current liabilities	15,907	12,375
Long-term debt, net of current portion	7,928	8,178
Total liabilities	23,835	20,553
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 17,065,846 and 12,817,201 shares issued and outstanding as of September 30, 2018 and December 31, 2017	2	1
Additional paid-in capital	158,125	128,422
Accumulated deficit	(130,513)	(117,539)
Total stockholders’ equity	27,614	10,884
Total liabilities and stockholders’ equity	$51,449	$31,437

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Product sales	$10,469	$8,323	$29,283	$22,171
Licensing, royalty, and other revenue	1,049	685	7,853	3,642
Total revenue	11,518	9,008	37,136	25,813
Cost of sales	6,109	3,753	17,235	10,549
Gross profit	5,409	5,255	19,901	15,264
Operating expenses:
Research and development	6,453	6,420	19,706	19,236
General and administrative	2,913	3,031	9,461	8,669
Sales and marketing	1,582	1,112	4,661	3,331
Total operating expenses	10,948	10,563	33,828	31,236
Loss from operations	(5,539)	(5,308)	(13,927)	(15,972)
Interest expense	(229)	(178)	(662)	(584)
Other income, net	139	40	315	83
Loss on extinguishment of debt	—	—	—	(246)
Net loss and comprehensive loss	$(5,629)	$(5,446)	$(14,274)	$(16,719)
Net loss per common share, basic and diluted	$(0.33)	$(0.43)	$(0.88)	$(1.35)
Weighted-average shares used to compute net loss per common share, basic and diluted	16,944,660	12,559,812	16,130,882	12,425,390

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(14,274)	$(16,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,069	837
Loss on disposal of property and equipment	19	—
Stock-based compensation	2,064	1,511
Non-cash loss on extinguishment of debt	—	185
Non-cash interest expense	286	188
Compensation expense related to vesting of common stock to GLOBALFOUNDRIES	709	1,224
Changes in operating assets and liabilities:
Accounts receivable	(1,876)	(527)
Inventory	309	(2,628)
Prepaid expenses and other current assets	154	320
Other assets	—	(11)
Accounts payable	(140)	(333)
Accrued liabilities	4,840	1,109
Deferred income on shipments to distributors	—	323
Shipping term reversal	(39)	—
Net cash used in operating activities	(6,879)	(14,521)
Cash flows from investing activities
Purchases of property and equipment	(1,513)	(2,170)
Net cash used in investing activities	(1,513)	(2,170)
Cash flows from financing activities
Proceeds from the issuance of common stock, net of offering costs	24,524	—
Proceeds from debt	1,000	12,000
Payments on debt	(1,000)	(8,356)
Payments of debt issuance costs	—	(49)
Payments on capital lease obligation	(8)	(7)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	2,364	1,218
Net cash provided by financing activities	26,880	4,806
Net increase (decrease) in cash and cash equivalents	18,488	(11,885)
Cash and cash equivalents at beginning of period	12,950	29,727
Cash and cash equivalents at end of period	$31,438	$17,842
Supplementary cash flow information:
Interest paid	$370	$396
Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable	$183	$764
Issuance of warrants with debt	$43	$—

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

Ability to continue as a going concern

The Company believes that its existing cash and cash equivalents as of September 30, 2018, coupled with its anticipated growth and sales levels will be sufficient to meet its anticipated cash requirements for at least the next twelve months from the financial statement issuance date. The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. The Company may be required at some point in the future to seek additional equity or debt financing, to sustain operations beyond that point, and such additional financing may not be available on acceptable terms or at all. If the Company is unable to raise additional capital or generate sufficient cash from operations to adequately fund its operations, it will need to curtail planned activities to reduce costs. Doing so will likely harm its ability to execute on its business plan.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

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

Accounts receivable, net

The Company estimates credits to distributors based on the historical rate of credits provided to distributors relative to sales. At September 30, 2018, the allowance for product returns and the allowance for price concessions were $230,000 and $362,000, respectively. At December 31, 2017, the allowance for product returns and the allowance for price concessions were $147,000 and $0, respectively.

Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Trade accounts receivable	$5,687	$4,188
Unbilled accounts receivable	487	—
Allowance for accounts receivable	(592)	(147)
Accounts receivable, net	$5,582	$4,041

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

	Revenue		Revenue		Accounts Receivable, net
	Three Months Ended		Nine Months Ended		As of	As of
	September 30,		September 30,		September 30,	December 31,
Customers	2018	2017	2018	2017	2018	2017
Customer A	13%	*	13%	*	*	11%
Customer B	13%	16%	13%	14%	*	*
Customer C	10%	18%	*	17%	*	*
Customer D	10%	*	*	*	11%	*
Customer E	*	*	14%	*	*	*
Customer F	*	*	*	*	17%	*
Customer G	*	*	*	*	12%	*
Customer H	*	*	*	*	*	15%
Customer I	*	*	*	10%	*	10%

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

The carrying value of accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments. As of September 30, 2018, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments consist of Level 1 assets. Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds that are included in cash equivalents.

The following tables sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$31,683	$—	$—	$31,683
Total assets measured at fair value	$31,683	$—	$—	$31,683

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$13,369	$—	$—	$13,369
Total assets measured at fair value	$13,369	$—	$—	$13,369

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

Topic 606 permits the application of certain practical expedients. The Company’s billing practices approximate the Company’s performance as measured by an output method, where each output represents the completion of a performance obligation. Accordingly, the Company utilizes the invoice practical expedient as defined in Topic 606, resulting in recognition of revenue in the amount that the Company has the right to invoice.

The Company incurs direct and incremental costs of obtaining contracts and such costs are expensed as incurred, as the life of the underlying contract is less than one year. Accordingly, the Company has concluded, based on the structure of its contracts, no adjustments are necessary under Topic 606.

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

The following table summarizes the impact of adopting Topic 606 on select unaudited condensed balance sheet line items (in thousands):

			Balances without
			the adoption of
September 30, 2018	As reported	Adjustments	Topic 606
Accounts receivable, net	$5,582	$(630)	$4,952
Inventory	9,482	58	9,540
Total current assets	46,938	(572)	46,366
Total assets	51,449	(572)	50,877
Deferred income on shipments to distributors	—	2,917	2,917
Total current liabilities	15,907	2,917	18,824
Total liabilities	23,835	2,917	26,752
Accumulated deficit	(130,513)	(3,489)	(134,002)
Total liabilities and stockholders’ equity	51,449	(572)	50,877

The following table summarizes the impact of adopting Topic 606 on select unaudited condensed statement of operations line items (in thousands, except per share data):

			Balances without
			the adoption of
Three Months Ended September 30, 2018	As reported	Adjustments	Topic 606
Product sales	$10,469	$(1,330)	$9,139
Licensing, royalty, and other revenue	1,049	(72)	977
Total revenue	11,518	(1,402)	10,116
Cost of sales	6,109	(541)	5,568
Gross profit	5,409	(861)	4,548
Loss from operations	(5,539)	(861)	(6,400)
Net loss and comprehensive loss	(5,629)	(861)	(6,490)
Net loss per common share, basic and diluted	(0.33)	(0.05)	(0.38)

			Balances without
			the adoption of
Nine Months Ended September 30, 2018	As reported	Adjustments	Topic 606
Product sales	$29,283	$(2,748)	$26,535
Licensing, royalty, and other revenue	7,853	(169)	7,684
Total revenue	37,136	(2,917)	34,219
Cost of sales	17,235	(728)	16,507
Gross profit	19,901	(2,189)	17,712
Loss from operations	(13,927)	(2,189)	(16,116)
Net loss and comprehensive loss	(14,274)	(2,189)	(16,463)
Net loss per common share, basic and diluted	(0.88)	(0.14)	(1.02)

The following table summarizes the impact of adopting Topic 606 on select unaudited condensed statement of cash flows line items (in thousands):

			Balances without
			the adoption of
Nine Months Ended September 30, 2018	As reported	Adjustments	Topic 606
Cash flows from operating activities
Net loss	$(14,274)	$(2,189)	$(16,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	(1,876)	965	(911)
Inventory	309	(12)	297
Shipping term reversal	(39)	1,236	1,197

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

Recently Issued Pronouncements

In February 2016, the FASB issued ASU No. 2016‑02, Leases, which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 Leases and ASU No. 2018-11, Leases (Topic 842) Targeted Improvements. ASU 2018-10 clarifies how to apply certain aspects of ASU 2016-02. ASU 2018-11 provides entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new leases standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact that the adoption of ASU No. 2016‑02 will have on its financial statements and related disclosures along with ASU 2018-10 and ASU 2018-11.

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

In August 2018, the Securities and Exchange Commission (SEC) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018; however, in light of the proximity of the effective date to the filing date for most filers’ quarterly reports, the SEC will allow a filer’s first presentation of the changes in stockholders’ equity to be included in its Form 10-Q for the quarter that begins after the effective date. The Company will begin to present a statement of changes in stockholders’ equity in its quarterly financial statements beginning on January 1, 2019.

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

The Company sells the majority of its products to its distributors, but does recognize some revenue under licensing and royalty agreements. The following table presents the Company’s revenues disaggregated by sales channel, (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Distributor	$9,692	$26,223
Non-distributor	1,826	10,913
Total revenue	$11,518	$37,136

All of the Company's performance obligations and associated revenue are generally transferred to customers at a point in time, with the exception of certain revenue streams which are performed over time commensurate with the delivery of service. The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Point in time	$10,613	$34,729
Over time	905	2,407
Total revenue	$11,518	$37,136

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Product sales	$10,469	$29,283
License fees	—	5,000
Royalties	144	446
Other revenue	905	2,407
Total revenue	$11,518	$37,136

The Company recognizes revenue in three primary geographic regions: North America; Europe, Middle East and Africa (EMEA); and Asia-Pacific and Japan (APJ). The following table presents the Company’s revenues disaggregated by the geographic region to which the product is delivered or licensee is located (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
North America	$2,104	$6,214
EMEA	2,749	7,896
APJ	6,665	23,026
Total revenue	$11,518	$37,136

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$232	$682
Work-in-process	8,525	7,970
Finished goods	725	1,185
Total inventory	$9,482	$9,837

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued payroll-related expenses	$1,485	$1,331
Accrued joint development agreement expenses	4,711	749
Accrued inventory	1,038	897
Deferred rent	382	230
Accrued sales commissions payable to sales representatives	104	75
Other	868	466
Total accrued liabilities	$8,588	$3,748

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

The Company leases office and lab space for its design facility located in Austin, Texas. The lease expires in January 2022.

The Company has another operating lease for its Arizona manufacturing facility, which includes office and fabrication space. This lease is cancellable upon 24 months’ notice by either of the parties. The lease originally expired in January 2020, however it could be further extended through January 2021 if an option to extend was initiated by the lessor.  In August 2018, the Company amended its lease agreement for its Arizona manufacturing facility to extend the lease term through January 2021.

6. Debt

2017 Credit Facility

On May 4, 2017, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (2017 Credit Facility) for a $12.0 million term loan. The term loan provided for interest at a floating rate equal to the prime rate minus 0.75%.  The term loan provided for a period of interest-only payments through April 30, 2018, followed by fixed principal and interest payments based on either a 24-month amortization schedule or a 36-month amortization schedule if the Company met certain sales milestones. As of December 31, 2017, the Company determined it would not meet the sales milestones and as such the term loan was based on a 24-month amortization schedule. An end of term fee of 6% of the amount borrowed must be made when the loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise.

On July 6, 2018, the Company entered into the First Amendment to the 2017 Credit Facility (the Amended Credit Facility). The Amended Credit Facility extends the period of interest-only payments through December 31, 2018, followed by fixed principal and interest payments based on either a 24-month or a 36-month amortization schedule if the Company achieves certain milestones. As of September 30, 2018, the Company determined it would not meet the milestones, as such the Amended Credit Facility will be based on a 24-month amortization schedule. The Amended Credit Facility provides for interest at a floating rate equal to the prime rate minus 0.75%. As of September 30, 2018, the interest rate was 4.50%. The terms of the Amended Credit Facility include the refund of $1.0 million in principal payments previously made by the Company. An end of term fee of 7% of the amount borrowed must be made when the loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment is being accreted using the effective interest method. As of September 30, 2018, the effective interest rate under the Amended Credit Facility was 7.52%. Borrowings under the Amended Credit Facility mature in December 2020.

In conjunction with the Amended Credit Facility, outstanding warrants held by SVB to purchase 9,229 shares of the Company’s common stock at $26.00 per share were cancelled. The Company subsequently issued a warrant to SVB for the purchase of 9,375 shares of the Company’s common stock at an exercise price of $8.91 per share. The warrant can be exercised at any time and expires five years after the date of issuance. The Company estimated the fair value of the warrant as $43,000 on the date of issuance using the Black-Scholes option pricing model. The warrant was recorded as a discount to the debt and will be amortized into interest expense over the remaining term of the loan using the effective interest method.

Security for the Amended Credit Facility includes all of the Company’s assets except for intellectual property. The Company is required to comply with certain covenants under the Amended Credit Facility, including requirements to maintain a minimum liquidity ratio, meet certain revenue targets, and restrictions on certain actions without the consent of the lender, such as limitations on its ability to engage in mergers or acquisitions, sell assets, enter into transactions involving related parties, incur indebtedness or grant liens or negative pledges on its assets, make loans or make other investments. Under these covenants, the Company is prohibited from paying cash dividends with respect to its capital stock. The Company was in compliance with all covenants at September 30, 2018. The Amended Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the term loan. As of September 30, 2018, management does not believe that it is probable that the clause will be triggered within the next twelve months, and therefore the term loan is classified as long-term.

The carrying value of the Company’s Amended Credit Facility at September 30, 2018 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Debt, including end of term fee	$4,500	$8,340	$12,840
Less:
Discount attributable to end of term fee, warrant, and debt issuance costs	(38)	(425)	(463)
Net carrying value of debt	$4,462	$7,915	$12,377

The carrying value of the Company’s 2017 Credit Facility at December 31, 2017 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Debt, including end of term fee	$4,000	$8,720	$12,720
Less:
Discount attributable to end of term fee and debt issuance costs	(23)	(563)	(586)
Net carrying value of debt	$3,977	$8,157	$12,134

The table below includes the principal repayments due under the Amended Credit Facility as of September 30, 2018 (in thousands):

Principal Repayment
2018 (remaining three months)	$—
2019	6,000
2020	6,840
Total principal repayments	$12,840

7. Stockholders’ Equity

In February 2018, the Company completed a follow-on underwritten public offering of its common stock under its Registration Statement filed in November 2017 (File No. 333-221331), selling 3,772,447 shares of its common stock at an offering price of $7.00 per share for proceeds of $24.5 million, net of $1.9 million of underwriting discounts and commissions and other offering costs.

8. Stock-Based Compensation

The following table summarizes the stock option and award activity for the nine months ended September 30, 2018:

		Options Outstanding
			Weighted-	Weighted-
	Options and		Average	Average
	Awards		Exercise	Remaining	Aggregate
	Available for	Number of	Price Per	Contractual	Intrinsic
	Grant	Options	Share	Life (years)	Value
					(In thousands)
Balance—December 31, 2017	83,929	1,593,195	$8.88	6.6	$1,997
Immaterial prior period adjustment	(1,026)	13,784	4.54
Options authorized	1,084,516	—	—
RSUs granted	(75,700)	—	—
RSUs cancelled/forfeited	1,900	—	—
Options granted	(384,165)	384,165	8.73
Options exercised	—	(446,141)	4.95		$1,903
Options cancelled/forfeited	44,784	(50,469)	7.68
Balance—September 30, 2018	754,238	1,494,534	$7.70	8.3	$992
Options exercisable—September 30, 2018		567,298	$6.52	7.2	$877

The total grant date fair value of options vested was $510,000 and $236,000 during the three months ended September 30, 2018 and 2017, respectively, and $1.4 million and $1.1 million during the nine months ended September 30, 2018 and 2017, respectively.

The weighted-average grant date fair value of employee options granted during the three months ended September 30, 2018 and 2017 was $4.48 and $9.22 per share, respectively, and during the nine months ended September 30, 2018 and 2017 was $4.56 and $7.80 per share, respectively.

2016 Employee Stock Purchase Plan

In January 2018, there was an increase of 128,172 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP). The Company had 291,659 shares available for future issuance under the Company’s ESPP as of September 30, 2018. Employees purchased 20,057 shares for $137,000 during the nine months ended September 30, 2018. Employees purchased 17,924 shares for $122,000 during the nine months ended September 30, 2017.

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

Restricted Stock Units

The following table summarizes Restricted Stock Units (RSUs) activity for the nine months ended September 30, 2018:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2017	30,680	$10.55
Granted	75,700	8.59
Vested	(10,000)	16.25
Cancelled/forfeited	(1,900)	8.39
Balance—September 30, 2018	94,480	$8.42

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of September 30, 2018, there was $645,000 of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 3.0 years.

Stock-based Compensation Expense

The Company recognized stock-based compensation expense from awards granted to employees and non-employees under its equity incentive plans and from its ESPP as follows, excluding amounts related to GLOBALFOUNDRIES, Inc. (GF) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$132	$122	$378	$367
General and administrative	504	499	1,403	938
Sales and marketing	86	51	283	206
Total	$722	$672	$2,064	$1,511

As of September 30, 2018, there was $5.5 million of total unrecognized compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 2.8 years.

Employee Stock-based Compensation

Stock-based compensation expense for employees was $716,000 and $685,000 for the three months ended September 30, 2018 and 2017, respectively, and $2.0 million and $1.4 million for the nine months ended September 30, 2018 and 2017, respectively.

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

	Option Plan		ESPP
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Expected volatility	51.9-53.5%	47.2-61.1%	59.5 - 87.8%	49.3 - 66.2%
Risk-free interest rate	2.64-2.94%	1.93-2.10%	0.94-2.11%	0.5 - 1.0%
Expected term (in years)	5.7-6.1	5.8-6.1	0.5 - 1.0	0.5 - 0.6
Dividend yield	—%	—%	—%	—%

Non-employee Stock-based Compensation

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options vest. During the three and nine months ended September 30, 2018, the Company granted stock options to non-employees to purchase 1,200 and 8,400 shares of common stock, respectively. During the three and nine months September 30, 2017, the Company granted stock option to non-employees to purchase 12,800 shares of common stock. As of September 30, 2018, options to purchase 46,272 shares of common stock were outstanding with a weighted-average exercise price of $9.11 per share. Stock-based compensation expense for non-employees was $6,000 and $(13,000) for the three months ended September 30, 2018 and 2017, respectively, and $50,000 and $86,000 for the nine months ended September 30, 2018 and 2017, respectively.

9. Significant Agreements

GLOBALFOUNDRIES, Inc. Joint Development Agreement

On October 17, 2014, the Company entered into a Joint Development Agreement (JDA) with GF, for the joint development of the Company’s Spin Transfer Torque MRAM (STT-MRAM) technology. The term of the agreement is the later of four years from the effective date or until the completion, termination or expiration of the last statement of work entered into pursuant to the JDA. The JDA also states that the specific terms and conditions for the production and supply of the developed STT-MRAM technology would be pursuant to a separate manufacturing agreement entered into between the parties. In October 2018, the Company entered into the Third Amendment to the JDA with GF (Note 11), which extended the term of the JDA until December 2019.

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

The Company incurred project costs, recognized as research and development expense, of $1.6 million and $850,000 for the three months ended September 30, 2018 and 2017 respectively, and $5.9 million and $4.1 million for the nine months ended September 30, 2018 and 2017 respectively. The Company entered into a Statement of Work (SOW) and an Amendment to the SOW, under the JDA with GF effective August 2016 and June 2018, respectively. The Company was eligible to receive milestone payments from SOW and its Amendment for an aggregate of $1.6 million and $1.0 million, respectively. The Amendment was accounted for as a separate contract rather than a modification of the SOW, as the Company had completed its performance obligations under the SOW as of December 31, 2017. The Company recognized revenue from GF of $300,000 in the three months ended September 30, 2018. There was no revenue recognized from GF for the three months ended September 30, 2017. The Company recognized revenue from GF of $800,000 and $1.2 million in the nine months ended September 30, 2018 and 2017, respectively.

On October 21, 2014, GF participated, along with other investors, in the Company’s Series B redeemable convertible preferred stock financing and purchased 192,307 shares at $26.00 per share. Contemporaneously, the Company sold 461,538 shares of its common stock to GF at a discounted price of $0.00026 per share. The common shares vest upon the achievement of a goal as set forth in the Statement of Work #1 (the SOW) under the JDA. The unvested common shares are subject to repurchase by the Company, if the JDA is terminated for any reason, for a one-year period after such termination, at a price that is the lower of the original price paid by GF or the fair value of the Company’s common stock as of the date of repurchase. The Company has determined that the issuance of these shares of common stock to GF represents compensation for services to be provided under the JDA. Accordingly, the shares are accounted for similar to a stock award granted to a non-employee of the Company and are remeasured to their fair value as they vest. A total of 211,538 shares of common stock became vested on August 21, 2016, the designated Initial Measurement Date. The remaining shares vest on a monthly basis thereafter. Subsequent to the Initial Measurement Date through September 30, 2018, an additional 211,538 shares of common stock became vested. As of September 30, 2018, there were 9,615 shares unvested that were subject to repurchase.

The Company recognized non-cash compensation expense of $247,000 and $508,000 during the three months ended September 30, 2018 and 2017, respectively, and $709,000 and $1.2 million during the nine months ended September 30, 2018 and 2017, respectively, in research and development expense related to the vesting of the shares of common stock. The Company recognizes compensation expense based on the estimated fair value of the common stock at each reporting period, which was $7.68 and $7.50 per share as of September 30, 2018 and December 31, 2017, respectively.

Silterra Malaysia Sdn. Bhd. Joint Collaboration Agreement

In September 2018, the Company entered into a Joint Collaboration Agreement (JCA) with Silterra Malaysia Sdn. Bhd. (Silterra), and another third party. The JCA will create additional manufacturing capacity for the Company’s Toggle MRAM products. Initial production is expected to start in 2020. Under the JCA the Company will pay non-recurring engineering costs of $1.0 million. During the three and nine months ended September 30, 2018, the Company paid $0.5 million of JCA costs.

License Agreement

In March 2018, the Company entered into a global cross-license agreement with a customer pursuant to which the Company granted a worldwide, non-exclusive, non-transferable, irrevocable, royalty-bearing license under the Company’s patents to use, sell, import and export the Company’s products. Under the cross-license agreement, the Company received a non-refundable license fee and is entitled to quarterly royalty payments based upon low single digits of the average selling price of products covered under the license agreement. The license was transferred to the customer and the Company recognized the non-refundable license fee during the nine months ended September 30, 2018. The cross-license agreement will remain in effect until the licensed patents have expired, been abandoned, or ruled invalid.

10. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(5,629)	$(5,446)	$(14,274)	$(16,719)
Denominator:
Weighted-average common shares outstanding	16,970,266	12,700,802	16,185,122	12,595,015
Less: weighted-average unvested common shares subjected to repurchase	(25,606)	(140,990)	(54,240)	(169,625)
Weighted-average common shares outstanding used to calculate net loss per common share, basic and diluted	16,944,660	12,559,812	16,130,882	12,425,390
Net loss per common share, basic and diluted	$(0.33)	$(0.43)	$(0.88)	$(1.35)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Options to purchase common stock	1,494,534	1,595,415	1,494,534	1,595,415
Restricted stock units	94,480	10,000	94,480	10,000
Common stock subject to repurchase	9,615	125,000	9,615	125,000
Common stock warrants	27,836	27,690	27,836	27,690
Total	1,626,465	1,758,105	1,626,465	1,758,105

11. Subsequent Events

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

We work directly with our distributors and customers to have our MRAM devices designed into and qualified for their products. Although we maintain direct sales, support, and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 84% and 80% for the three months ended September 30, 2018 and 2017, respectively, and 71% and 75% for the nine months ended September 30, 2018 and 2017, respectively, of our revenue from products sold through distributors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
North America	$2,104	$1,638	$6,214	$4,495
EMEA	2,749	2,039	7,896	5,434
APJ	6,665	5,331	23,026	15,884
	$11,518	$9,008	$37,136	$25,813

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

During the three and nine months ended September 30, 2018, we continued to invest in research and development to support the development and production of our Spin Transfer Torque MRAM (STT-MRAM) technology. We believe our continued investment will allow us to continue to develop and deploy products based on our STT-MRAM technology. Our research and development expenses were $6.5 million and $6.4 million for the three months ended September 30, 2018 and 2017, respectively, and $19.7 million and $19.2 million for the nine months ended September 30, 2018 and 2017, respectively. We expect that our research and development expenses will increase in the future as we continue to develop our MRAM technology internally and through our joint development agreement with GLOBALFOUNDRIES.

We recorded revenue of $11.5 million and $9.0 million for the three months ended September 30, 2018 and 2017, respectively, and $37.1 million and $25.8 million for the nine months ended September 30, 2018 and 2017, respectively; gross margin was 47.0% and 58.3% for the three months ended September 30, 2018 and 2017, respectively and 53.6% and 59.1% for the nine months ended September 30, 2018 and 2017; and our net loss was $5.6 million and $5.4 million for the three months ended September 30, 2018 and 2017, respectively, and $14.3 million and $16.7 million for the nine months ended September 30, 2018 and 2017, respectively.  As of September 30, 2018, we had 98 employees, approximately half of whom are engaged in research and development.

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

The following table presents a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Adjusted EBITDA reconciliation:
Net loss	$(5,629)	$(5,446)	$(14,274)	$(16,719)
Depreciation and amortization	340	327	1,069	837
Stock-based compensation expense	722	672	2,064	1,511
Compensation expense related to vesting of GLOBALFOUNDRIES common stock	247	508	709	1,224
Interest expense	229	178	662	584
Adjusted EBITDA	$(4,091)	$(3,761)	$(9,770)	$(12,563)

Factors Affecting Our Results of Operations

Design wins. To continue to grow our revenue, we must continue to achieve design wins for our MRAM products. We consider a design win to occur when an original equipment manufacturer (OEM) or contract manufacturer notifies us that it has qualified one of our products as a component in a product or system for production. Because the life cycles for our customers’ products can last for many years, if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win. Any delay in the development of our products, or failure of our customers to adopt our products, could inhibit revenue growth or cause declines, which would significantly harm our business. In the fourth quarter of 2017, we recorded revenue for our first sale of 40nm 256Mb STT-MRAM products and we are in process of ramping up production in 2018.

Customer acceptance of our technology and customer product success. For our customers to use our products, they may have to redesign certain components of their existing designs. We have established relationships with several storage controller and Field Programmable Gate Array (FPGA) companies, including Xilinx, Lattice and Rizwan as well as IP core companies, including Cadence, Synopsys, and Northwest Logic, to facilitate the integration of our MRAM solutions into our customers end products. Delays in our customers’ design cycles may have adverse effects on the demand, and therefore sales, of our products.

Customer concentration. A relatively small number of end customers have historically accounted for a significant percentage of our revenue. Revenue, including through distributors, from four of our end customers collectively, accounted for approximately 21% and 35% of our total revenue in the three and nine months ended September 30, 2018, respectively. One of these end customers accounted for in excess of 10% of our total revenue in the three months ended September 30, 2018. Two of these end customers accounted for in excess of 10% of our total revenue in the nine months ended September 30, 2018. Revenue, including through distributors, from five of our end customers collectively, accounted for 32% and 34% of our total revenue in the three and nine months ended September 30, 2017, respectively. None of these end customers accounted for in excess of 10% of our total revenue in the three and nine months ended September 30, 2017. It would be difficult to replace lost revenue resulting from the loss, reduction, cancellation or delay in purchase orders by any one of these end customers. Consolidation among our customers may further concentrate our customer base and expose us to increased risks relating to increased customer concentration. In addition, any significant pricing pressure exerted by a significant customer could adversely affect our operating results.

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

Interest Expense

Interest expense consists of cash and non-cash components. The non-cash component consists of interest expense recognized from the amortization of debt discounts derived from the issuance of a warrant, the end of term fee and debt issuance costs capitalized on our balance sheets as a reduction of the debt balance. Interest expense is due to our borrowings under our loan agreements.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands)		(As a percentage of revenue)		(In thousands)		(As a percentage of revenue)
Product sales	$10,469	$8,323	91%	92%	$29,283	$22,171	79%	86%
Licensing, royalty, and other revenue	1,049	685	9	8	7,853	3,642	21	14
Total revenue	11,518	9,008	100	100	37,136	25,813	100	100
Cost of sales	6,109	3,753	53	42	17,235	10,549	46	41
Gross profit	5,409	5,255	47	58	19,901	15,264	54	59
Operating expenses:
Research and development	6,453	6,420	56	71	19,706	19,236	54	75
General and administrative	2,913	3,031	25	34	9,461	8,669	25	34
Sales and marketing	1,582	1,112	14	12	4,661	3,331	13	13
Total operating expenses	10,948	10,563	95	117	33,828	31,236	92	122
Loss from operations	(5,539)	(5,308)	(48)	(59)	(13,927)	(15,972)	(38)	(63)
Interest expense	(229)	(178)	(2)	(2)	(662)	(584)	(2)	(2)
Other income, net	139	40	1	—	315	83	1	—
Loss on extinguishment of debt	—	—	—	—	—	(246)	—	(1)
Net loss	$(5,629)	$(5,446)	(49)%	(61)%	$(14,274)	$(16,719)	(39)%	(66)%

Comparison of the Three Months Ended September 30, 2018 and 2017

Revenue

	Three Months Ended
	September 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Product sales	$10,469	$8,323	$2,146	25.8%
Licensing, royalty, and other revenue	1,049	685	364	53.1%
Total revenue	$11,518	$9,008	$2,510	27.9%

Product sales increased by $2.1 million or 25.8%, from $8.3 million during the three months ended September 30, 2017, to $10.5 million during the three months ended September 30, 2018. The increase was primarily due to $2.7 million in increased sales volume and mix in our MRAM products partially offset by a $0.6 million decrease in sales of our legacy products as a result of a decrease in demand for our legacy products.

Licensing, royalty, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction.  Licensing, royalty, and other revenue increased by $0.4 million from $0.7 million during the three months ended September 30, 2017, to $1.0 million during the three months ended September 30, 2018. The increase was primarily due to a $0.3 million increase in milestone payments earned for research and development activity performed on behalf of GLOBALFOUNDRIES services and a $0.1 million increase in royalty revenue.

The increase in revenue is also due in part to our adoption of the new revenue standard whereby revenue from sales to distributors is recognized upon delivery of the product to the distributor. In 2017, revenue from sales where distributors were granted concessions or price protection credits was deferred until the sale of the products to the end customer was completed.

Cost of Sales and Gross Margin

	Three Months Ended
	September 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Cost of sales	$6,109	$3,753	$2,356	62.8%
Gross margin	47.0%	58.3%

Cost of sales increased by $2.4 million or 62.8%, from $3.8 million during the three months ended September 30, 2017, to $6.1 million during the three months ended September 30, 2018. The increase was primarily due to increased sales volume, product mix, and lower yields on our MRAM products, partially offset by lower sales volume of backend foundry services and legacy products.

Gross margin decreased from 58.3% during the three months ended September 30, 2017, to 47.0% during the three months ended September 30, 2018. The decrease was primarily due to product mix and lower yields on our Toggle and MRAM products.

Operating Expenses

	Three Months Ended
	September 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Research and development	$6,453	$6,420	$33	0.5%
Research and development as a % of revenue	56%	71%

Research and Development Expenses. Research and development expenses remained flat during each of the three months ended September 30, 2017 and September 30, 2018. The slight increase was due to a $0.7 million increase in expenses incurred in our joint development agreement with GLOBALFOUNDRIES and a $0.5 million increase in process engineering costs. These increases were offset by a $0.7 million decrease in spending on direct materials and supplies used in research and development activities due to the timing of purchases, a decrease of $0.3 million in the amount attributable to the vesting of shares of common stock issued to GLOBALFOUNDRIES due to revaluing shares, and a decrease of $0.2 million in employee and contract labor costs. Research and development expenses during the three months ended September 30, 2018 decreased as a percentage of revenue when compared with the corresponding period in 2017 due to the increase in revenue.

	Three Months Ended
	September 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
General and administrative	$2,913	$3,031	$(118)	(3.9)%
General and administrative as a % of revenue	25%	34%

General and Administrative Expenses. General and administrative spending decreased by $0.1 million or 3.9%, from $3.0 million during the three months ended September 30, 2017, to $2.9 million during the three months ended September 30, 2018. The decrease was due to a $0.1 million decrease in professional services due to costs incurred in 2017 related to becoming a recent public company and a $0.1 million increase in manufacturing credits during the third quarter. These decreases were partially offset by a $0.1 million increase in employee and contract labor costs. General and administrative expenses during the three months ended September 30, 2018 decreased as a percentage of revenue when compared with the corresponding period in 2017 due to the increase in revenue.

	Three Months Ended
	September 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Sales and marketing	$1,582	$1,112	$470	42.3%
Sales and marketing as a % of revenue	14%	12%

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.5 million or 42.3%, from $1.1 million during the three months ended September 30, 2017, to $1.6 million during the three months ended September 30, 2018. The increase was primarily due to a $0.6 million increase in employee and contract labor costs as a result of higher headcount and an increase in salaries, commissions, bonuses and stock-based compensation expense. The increase was offset by a $0.1 million decrease in expenditures on marketing materials. Sales and marketing expense for the three months ended September 30, 2018 slightly increased as a percentage of revenue when compared with the corresponding period in 2017 primarily due to the increase in revenue from product sales not fully offsetting the increase in sales and marketing expense.

Interest Expense

	Three Months Ended
	September 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Interest expense	$229	$178	$51	28.7%

Interest expense was $0.2 million during each of the three months ended September 30, 2017 and 2018. The slight increase was primarily due to higher interest expense on our Amended Credit Facility with Silicon Valley Bank, compared to our prior facility with Ares Venture Finance, due to an increase in the prime rate.

Other Income, Net

	Three Months Ended
	September 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Other income, net	$139	$40	$99	247.5%

Other income, net was $0.1 million during the three months ended September 30, 2018 compared to $40,000 during the three months ended September 30, 2017. The increase was primarily related to an increase in interest income earned on our cash balances as a result of the increase in our cash balances from the follow-on public offering in February 2018.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Revenue

	Nine Months Ended
	September 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Product sales	$29,283	$22,171	$7,112	32.1%
Licensing, royalty, and other revenue	7,853	3,642	4,211	115.6%
Total revenue	$37,136	$25,813	$11,323	43.9%

Product sales increased by $7.1 million or 32.1%, from $22.2 million during the nine months ended September 30, 2017, to $29.3 million during the nine months ended September 30, 2018. The increase was primarily due to $8.6 million in increased sales volume and mix in our MRAM products partially offset by a $1.5 million decrease in sales of our legacy products as a result of a decrease in demand for our legacy products.

Licensing, royalty, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Licensing, royalty, and other revenue increased by $4.2 million from $3.6 million during the nine months ended September 30, 2017, to $7.9 million during the nine months ended September 30, 2018. The increase was due to a non-refundable license fee related to a cross-license agreement entered into with a customer in March 2018 and an increase of $0.4 million in royalty revenue, partially offset by a $0.3 million decrease in milestone payments earned for research and development activity performed on behalf of GLOBALFOUNDRIES and a $0.6 million decrease in sales of our backend foundry services.

The increase in revenue is due in part to our adoption of the new revenue standard whereby revenue from sales to distributors is recognized upon delivery of the product to the distributor. In 2017, revenue from sales where distributors were granted concessions or price protection credits was deferred until the sale of the products to the end customer was completed.

Cost of Sales and Gross Margin

	Nine Months Ended
	September 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Cost of sales	$17,235	$10,549	$6,686	63.4%
Gross margin	53.6%	59.1%

Cost of sales increased by $6.7 million or 63.4%, from $10.5 million during the nine months ended September 30, 2017, to $17.2 million during the nine months ended September 30, 2018. The increase was primarily due to $0.8 million of inventory items that were scrapped in the second quarter of 2018, increased sales volume and lower yields on our MRAM products, partially offset by lower sales volume of backend foundry services and legacy products.

Gross margin decreased from 59.1% during the three months ended September 30, 2017, to 53.6% during the three months ended September 30, 2018. The decrease was primarily due to inventory items that were scrapped in the second quarter of 2018, as well as lower yields on our MRAM products that were partially offset by a onetime licensing event in the first quarter of 2018.

Operating Expenses

	Nine Months Ended
	September 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Research and development	$19,706	$19,236	$470	2.4%
Research and development as a % of revenue	53%	75%

Research and Development Expenses. Research and development expenses increased by $0.5 million or 2.4%, from $19.2 million during the nine months ended September 30, 2017, to $19.7 million during the nine months ended September 30, 2018. The increase was due to a $1.9 million increase in expenses incurred in our joint development agreement with GLOBALFOUNDRIES due to the use of more technologically advanced materials, a $0.5 million increase in process engineering costs due to increasing production capacity, a $0.3 million increase in software expenses due to the purchase of software to improve simulations, a $0.2 million increase in rent expense due to increased rent expense for our new headquarters, which we moved into in December 2017, and a $0.3 million dollar increase in depreciation expense. These increases were partially offset by a $0.9 million decrease in spending on direct materials and supplies used in research and development activities due to the timing of purchases, $0.7 million decrease in employee and contract labor costs due to a decrease in headcount and bonuses, a $0.6 million decrease in equipment maintenance due to less repairs on machinery, and a $0.5 million decrease in the amount attributable to the vesting of shares of common stock issued to GLOBALFOUNDRIES due to revaluing shares.  Research and development expense during the three months ended September 30, 2018 decreased as a percentage of revenue when compared with the corresponding period in 2017 primarily due to the increase in revenue from product sales and to the non-refundable license fee.

	Nine Months Ended
	September 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
General and administrative	$9,461	$8,669	$792	9.1%
General and administrative as a % of revenue	25%	34%

General and Administrative Expenses. General and administrative spending increased by $0.8 million or 9.1%, from $8.7 million during the nine months ended September 30, 2017, to $9.5 million during the nine months ended September 30, 2018. The increase was primarily due a $1.3 million increase in employee and contract labor costs due to an increase in headcount, of which $0.5 million was due to increased stock-based compensation expense and the repricing of certain stock options in the nine months ended September 30, 2018, and a $0.1 million increase in software expenses. These increases were partially offset by a decrease of $0.5 million in professional services due to costs incurred in 2017 related to becoming a recent public company, and a $0.1 million increase in manufacturing credits. General and administrative expense for the three months ended September 30, 2018 decreased as a percentage of revenue when compared with the corresponding period in 2017 primarily due to the increase in revenue from product sales and the non-refundable license fee.

	Nine Months Ended
	September 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Sales and marketing	$4,661	$3,331	$1,330	39.9%
Sales and marketing as a % of revenue	13%	13%

Sales and Marketing Expenses. Sales and marketing expenses increased by $1.3 million or 39.9%, from $3.3 million during the nine months ended September 30, 2017, to $4.7 million during the nine months ended September 30, 2018. The increase was primarily due to a $1.2 million increase in employee and contract labor costs as a result of higher headcount and an increase in salaries, commissions, bonuses and stock-based compensation expense, and a $0.1 million increase in expenditures on marketing materials.

Interest Expense

	Nine Months Ended
	September 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Interest expense	$662	$584	$78	13.4%

Interest expense increased by $0.1 million or 13.4%, from $0.6 million during the nine months ended September 30, 2017 compared to $0.7 million during the nine months ended September 30, 2018. The increase was primarily due to higher interest expense on our 2017 Credit Facility and Amended Credit Facility with Silicon Valley Bank, compared to our prior facility with Ares Venture Finance, due to an increase in the principal outstanding and an increase in the prime rate during the period.

Other Income, Net

	Nine Months Ended
	September 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Other income, net	$315	$83	$232	279.5%

Other income, net was $0.3 million during the nine months ended September 30, 2018 compared to $83,000 during the nine months ended September 30, 2017. The increase was primarily related to an increase in interest income earned on our cash balances as a result of the increase in our cash balances from the follow-on public offering in February 2018.

Loss on Extinguishment of Debt

	Nine Months Ended
	September 30,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Loss on extinguishment of debt	$—	$(246)	$246	*

*Not meaningful

Loss on extinguishment of debt was $0.2 million during the nine months ended September 30, 2017 due to the payoff of our prior facility with Ares Venture Finance. There was no such loss during the nine months ended September 30, 2018.

Liquidity and Capital Resources

We have generated significant losses since our inception and had an accumulated deficit of $130.5 million as of September 30, 2018, compared to $117.5 million as of December 31, 2017. As of September 30, 2018, we had $31.4 million of cash and cash equivalents, compared to $13.0 million as of December 31, 2017.

In May 2017, we executed a Loan and Security Agreement with Silicon Valley Bank for a $12.0 million term loan. The term of the loan was three years, which could be extended by one year if we achieved a revenue target of $4.0 million for our Spin Transfer Torque product. The loan bears interest at a floating rate equal to the prime rate minus 0.75% and is payable monthly. In July 2018, we entered into the First Amendment to the Loan and Security Agreement with Silicon Valley Bank to extend the interest only payment period until December 31, 2018. The term of the amended loan is two years following the interest only payment period, which would be extended by one year if we achieve certain milestones. The outstanding balance of the loan is to be repaid monthly beginning on January 1, 2019 over the remaining two-year term of the amended loan with an end of term fee of $0.8 million due upon maturity. The amended loan is secured by a first priority perfected security interest in our assets excluding any intellectual property.

In February 2018, we completed a follow-on underwritten public offering of our common stock under our Registration Statement filed in November 2017 (File No. 333-221331), selling 3,772,447 shares of our common stock at an offering price of $7.00 per share for proceeds of $24.5 million, net of $1.9 million of underwriting discounts and commissions and other offering costs.

We believe that our existing cash and cash equivalents as of September 30, 2018, coupled with our anticipated growth and sales levels will be sufficient to meet our anticipated cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. If we need to raise additional capital to fund our operations, we may be required to seek additional equity or debt financing, and such additional financing may not be available to us on acceptable terms or at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs and extend the time period over which our current resources will be able to fund operations. Doing so will likely harm our ability to execute on our business plan.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Cash used in operating activities	$(6,879)	$(14,521)
Cash used in investing activities	(1,513)	(2,170)
Cash provided by financing activities	26,880	4,806

Cash Flows From Operating Activities

During the nine months ended September 30, 2018, cash used in operating activities was $6.9 million, which consisted of a net loss of $14.3 million, adjusted by non-cash charges of $4.1 million and a change of $3.2 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $2.1 million, depreciation and amortization of $1.1 million, compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES under our joint development agreement of $0.7 million, and interest expense related to the amortization of debt issuance costs of $0.3 million. The change in our net operating assets and liabilities was primarily due to an increase of $4.8 million in accrued liabilities due to an increase in inventory purchases in connection with the joint development agreement with GLOBALFOUNDRIES and the timing of payments, a decrease of $0.3 million in inventory due to increased sales, and a decrease of $0.2 million in prepaid expenses and other current assets due to the timing of payments. This change was partially offset by an increase in accounts receivable of $1.9 million due to an increased sales volume and timing of cash receipts for outstanding balances.

During the nine months ended September 30, 2017, cash used in operating activities was $14.5 million, which consisted of a net loss of $16.7 million, adjusted by non-cash charges of $3.9 million and a change of $1.7 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $1.5 million, compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES under our joint development agreement of $1.2 million, depreciation and amortization of $0.8 million, loss on extinguishment of debt of $0.2 million, and interest expense related to the amortization of debt issuance costs of $0.2 million. The change in our net operating assets and liabilities was primarily due to an increase in inventory of $2.6 million to meet demands of future sales and growing backlog and an increase of $0.5 million in accounts receivable due to timing of cash receipts for outstanding balances. These changes were partially offset by an increase in accounts payable and accrued liabilities of $0.8 million due to the timing of payments, an increase of $0.3 million in deferred income on shipments to distributors, and a decrease of $0.3 million in prepaid and other current assets.

Cash Flows From Investing Activities

Cash used in investing activities during nine months ended September 30, 2018, was $1.5 million for the purchase of manufacturing and computer equipment.

Cash used in investing activities during the nine months ended September 30, 2017, was $2.2 million, for the purchase of manufacturing equipment and capitalized costs related to the move to our new office and laboratory space in Chandler, Arizona.

Cash Flows From Financing Activities

During the nine months ended September 30, 2018, cash provided by financing activities was $26.9 million consisting of net proceeds from the issuance of common stock of $24.5 million, proceeds of $1.0 million in borrowings, and $2.4 million from stock option exercises and purchases of shares in our employee stock purchase plan, offset in part by payments of long-term debt of $1.0 million.

During the nine months ended September 30, 2017, cash provided by financing activities was $4.8 million consisting of proceeds of $12.0 million in borrowings, and $1.2 million from stock option exercises and purchases of shares in employee stock purchase plan, offset in part by payments of long-term debt of $8.4 million.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2018 (in thousands):

	Payments Due by Period
	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)
Long-term debt, current and non-current, including interest(1)	$4,979	$8,568	$—	$—	$13,547
Capital lease obligation	10	13	—	—	23
Operating leases	1,606	2,777	233	—	4,616
	$6,595	$11,358	$233	$—	$18,186

(1)The interest charges have been calculated using a rate of 4.50%, which was the rate in effect as of September 30, 2018. The debt bears interest at a variable rate and interest charges in future periods may be higher.

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

Topic 606 permits the application of certain practical expedients. Our billing practices approximate our performance as measured by an output method, where each output represents the completion of a performance obligation. Accordingly, we utilize the invoice practical expedient as defined in Topic 606, resulting in recognition of revenue in the amount that we have the right to invoice.

We incur direct and incremental costs of obtaining contracts and such costs are expensed as incurred, as the life of the underlying contract is less than one year. Accordingly, we have concluded, based on the structure of our contracts, no adjustments are necessary under Topic 606.

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

Interest Rate Risk

We are primarily exposed to interest rate risk from variable rate borrowings under our Amended Credit Facility, and to a lesser extent, from our cash position. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% increase in our borrowing rates would not have a material impact on interest expense on our principal balances as of September 30, 2018 and December 31, 2017. A hypothetical 10% change in interest rates would not have a material impact on interest income on our cash and cash equivalent balances as of September 30, 2018 and December 31, 2017.

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

Our management, with the participation of our management team, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2018, the end of the period covered by this quarterly report on Form 10-Q.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2018, based on the material weakness described below.

Material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our unaudited condensed financial statements for the quarter ended September 30, 2018, we identified an error in the previously filed financial statements that has caused us to restate and amend the our previously issued condensed financial statements and related financial information as of and for the three and six months ended June 30, 2018. This error was the result of a material weakness in our internal control over financial reporting. Specifically, i) our information technology systems do not currently provide management the ability to accurately monitor inventory movements and quantities at third-party locations, ii) internal processes to provide for clear communication between operational and financial personnel within the Company are insufficient, and iii) we have insufficient personnel with the appropriate level of experience to prevent and detect errors on a timely basis in our financial statements.

Management’s plan to remediate the material weakness.

To remediate this material weakness, we plan to take the following actions:

•

We are currently updating our information technology tools, including our ERP system, to enhance our ability to monitor inventory and its movement through our manufacturing process and to provide checks and balances to third-party reports.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception. We incurred net losses of $21.1 million and $14.3 million for the year ended December 31, 2017, and the nine months ended September 30, 2018, respectively. As of September 30, 2018, we had an accumulated deficit of $130.5 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. While our products offer unique benefits over other industry memory technologies, our per-bit cost to product our product is currently higher than competing technologies. As a result, our ability to capture market share and generate sufficient revenue to transition to profitability and generate consistent positive cash flows is uncertain. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses, or their impact on our results of operations.

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

Our limited history of making our STT-MRAM products makes it difficult to evaluate our current business and future prospects.

We have been in existence as a stand-alone company since 2008, when Freescale Semiconductor, Inc. (subsequently acquired by NXP Semiconductor) spun-out its MRAM business as Everspin. We have been shipping magnetoresistive random access memory (MRAM) products since our incorporation in 2008. However, we only began to manufacture and ship our Spin Transfer Torque MRAM (STT-MRAM) products in the fourth quarter of 2017.

Our limited experience selling our STT-MRAM products, combined with the rapidly evolving and competitive nature of our market, makes it difficult to evaluate our current business and future prospects. In addition, we have limited insight into emerging trends that may adversely affect our business, financial condition, results of operations and prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenue and increased expenses as we continue to grow our business. The viability and demand for our products may be affected by many factors outside of our control, such as the factors affecting the growth of the industrial, automotive and transportation, and enterprise storage industries and changes in macroeconomic conditions. If we do not manage these risks and overcome these difficulties successfully, our business will suffer.

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

We believe that our existing cash and cash equivalents as of September 30, 2018, coupled with our anticipated growth and sales levels will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. We may be required to seek additional equity or debt financing, and we cannot assure you that any such additional financing will be available to us on acceptable terms or at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely harm our ability to execute on our business plan.

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

•    limited warranties on wafers or products supplied to us; and

•    potential increases in prices.

We currently do not have long-term supply contracts with some of our third-party contract manufacturers for our MRAM products, including NXP, United Microelectronics Corporation, Taiwan Semiconductor Manufacturing Company, Limited (TSMC), United Test and Assembly Center (UTAC), Global Testing Corporation (GTC), ChipMos, OSE Taiwan, and Amkor, and we typically negotiate pricing on a per-purchase order basis and in some cases on an annual basis. Therefore, they are not obligated to perform services or supply components to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. During periods of high demand and tight inventories, our third-party foundries and packaging, assembly and testing contractors may allocate capacity to the production of other companies’ products while reducing deliveries to us, or significantly raise their prices. In particular, they may allocate capacity to other customers that are larger and better financed than us or that have long-term agreements, decreasing the capacity available to us. Shortages of capacity available to us may be caused by the actions of their other, large customers that may be difficult to predict, such as major product launches.

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

In addition, under the terms of our joint development agreement with GLOBALFOUNDRIES, we are responsible for half of the costs incurred by GLOBALFOUNDRIES, and we are not able to control the expenses incurred by GLOBALFOUNDRIES.  If GLOBALFOUNDRIES were to incur expenses greater than we expect, our expenses would increase by more than we expect. GLOBALFOUNDRIES may terminate the joint development agreement with us if we materially breach a term of the agreement, such as, but not limited to, by our failing to pay any undisputed sum which has been outstanding for 45 or more days from the date of invoice, and fail to remedy the breach within 60 days after receiving notice from GLOBALFOUNDRIES. Further, our joint development agreement expires in December 2019 unless a statement of work is in place at that time, in which case it expires on the date the last statement of work is finished. If GLOBALFOUNDRIES fails to extend or terminates the joint development agreement, our ability to continue to develop our MRAM technology will be significantly impaired.

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

To compete effectively in our markets, we must continually design, develop and introduce new and improved technology and products with improved features in a cost-effective manner in response to changing technologies and market demand. This requires us to devote substantial financial and other resources to research and development. We are developing new technology and products, which we expect to be one of the drivers of our revenue growth in the future. If we are not able to deliver products with the performance densities required by our customers, we face the risk that they may not value or be willing to bear the cost of incorporating our new and enhanced products into their products, particularly if they believe their customers are satisfied with current solutions. Regardless of the improved features or superior performance of our new and enhanced products, customers may be unwilling to adopt our solutions due to design or pricing constraints, or because they do not want to rely on a single or limited supply source. Because of the extensive time and resources that we invest in developing new and enhanced products, if we are unable to sell customers our new products, our revenue could decline and our business, financial condition, results of operations and cash flows would be negatively affected. For example, we generated limited revenue from sales of our STT-MRAM products to date. While we expect revenue from our STT-MRAM products to increase, if we are unable to generate more customer adoption of our STT-MRAM products, we may not be able to materially increase our revenue. If we are unable to successfully develop and market our new and enhanced products that we have incurred significant expenses developing, our results of operations and financial condition will be materially and adversely affected.

Our success and future revenue depend on our ability to secure design wins and on our customers’ ability to successfully sell the products that incorporate our solutions. Securing design wins is a lengthy, expensive and competitive process, and may not result in actual orders and sales, which could cause our revenue to decline.

We sell to customers that incorporate MRAM into their products. A design win occurs after a customer has tested our product, verified that it meets the customer’s requirements and qualified our solutions for their products. We believe we are dependent on the adoption of our 256Mb and 1Gb MRAM products by our customers to secure design wins. In the fourth quarter of 2017, we recorded revenue for our first sale of 40nm 256Mb STT-MRAM products and we have been ramping up production in 2018. To date we have not sold any of our 1Gb MRAM products. Our customers may need several months to years to test, evaluate and adopt our product and additional time to begin volume production of the product that incorporates our solution. Due to this generally lengthy design cycle, we may experience significant delays from the time we increase our operating expenses and make investments in our products to the time that we generate revenue from sales of these products. Moreover, even if a customer selects our solution, we cannot guarantee that this will result in any sales of our products, as the customer may ultimately change or cancel its product plans, or efforts by our customer to market and sell its product may not be successful. We may not generate any revenue from design wins after incurring the associated costs, which would cause our business and operating results to suffer. Any further delay in the development of our 1Gb MRAM products, or failure of our customers to adopt our 256Mb and 1Gb MRAM products, could inhibit revenue growth or cause declines, which would significantly harm our business and prevent us from becoming profitable.

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

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our four largest end customers together accounted for 35% of our total revenue for the nine months ended September 30, 2018, and two of these customers accounted for more than 10% of our revenue during the period. Our four largest end customers together accounted for 28% of our total revenue for the year ended December 31, 2017, but none of these customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

As we continue to expand our business, we expect our headcount and overall size of our operations to grow significantly. To effectively manage our growth, we must continue to expand our operational, engineering and financial systems, procedures and controls and to improve our accounting and other internal management systems, such as our ERP system. This may require substantial managerial and financial resources, and our efforts in this regard may not be successful. Our current systems, procedures and controls may not be adequate to support our future operations. If we fail to adequately manage our growth, or to improve our operational, financial and management information systems, or fail to effectively motivate or manage our new and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.

We may engage in acquisitions of, or investments in, other companies, each of which may divert our management’s attention, result in additional dilution to stockholders or use resources that are necessary to operate our business.

We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our business, enhance our technical capabilities or otherwise offer growth opportunities. However, our term loan and revolving credit facility prohibits our ability to merge with or acquire any other entity, and so we could only do so with the lender’s consent. If we were to pursue such acquisitions or investments, they could create risks for us, including:

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

We have accounting and finance staff members to maintain the effectiveness of our closing and financial reporting processes. Any inability to retain such personnel would have an adverse impact on our ability to accurately and timely prepare our financial statements. We may be unable to locate and hire qualified professionals with requisite technical and public company experience when and as needed. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to respond adequately to the demands of being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of additional material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported financial statements could cause the trading price of our common stock to decline and could harm our business, operating results and financial condition.

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

Our management has determined that we have a material weakness in our internal control over financial reporting as of September 30, 2018 relating to the design and operation of our financial reporting processes over inventory management. We have concluded that this material weakness in our internal controls is due to gaps in management and reporting of our inventory from third parties.

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

The trading market for our common stock will be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a relatively new public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with our company or industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of our company or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

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

We may remain an “emerging growth company” until as late as December 31, 2021, though we may cease to be an “emerging growth company” earlier under certain circumstances, including (1) if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of any June 30, in which case we would cease to be an “emerging growth company” as of the following December 31, or (2) if our gross revenue exceeds $1.07 billion in any fiscal year.

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

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT INDEX

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	10/13/2016

3.2	Bylaws.	S-1	333-213569	3.6	9/09/2016

4.1	Form of Common Stock Certificate of the Company.	S-1	333-213569	4.1	9/09/2016

4.2	Warrant to Purchase Common Stock, dated as of July 6, 2018, between the Company and Silicon Valley Bank	10-Q	333-213569	4.2	8/09/2018

4.3	Reference is made to Exhibits 3.1 and 3.2.

10.1*	Amendment No. 7 to Lease effective as of June 30, 2018 by and between the Company and NXP USA, Inc.

10.2	First Amendment to Loan and Security Agreement, dated as of July 6, 2018, between the Company and Silicon Valley Bank	10-Q	001-37900	10.2	8/09/2018

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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