Form 10-K
period 2018-12-31
EVERSPIN TECHNOLOGIES INC
filed 2019-03-15
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   YES  ◻    NO  ☒

As of June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of Registrant held by non-affiliates, based upon the closing sales price for the Registrant’s common stock for such date, as quoted on the Nasdaq Global Market, was approximately $116.6 million. Shares of common stock held by each officer, director and entities affiliated with directors have been excluded because such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations of the Exchange Act. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of March 6, 2019 was 17,095,552.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Report.

Forward-Looking Statements

This Annual Report on Form 10‑K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are statements of events or results that may occur in the future are deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements about:

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

Our MRAM technology, unlike traditional semiconductor memory technologies, stores data as a magnetic state rather than an electrical charge, and is offered as either a discrete or embedded solution. Our products read and write data at speeds on par with most dynamic RAM (DRAM) and static RAM (SRAM). Our products offer the non-volatility of flash memory but with significantly superior endurance. We offer our MRAM products with different densities and interfaces to address the various needs of our customers. Our lower-density MRAM products, which we define as having bit densities from 128kb to 16Mb, offer write-speeds on par with SRAM, with virtually unlimited endurance. Our higher density products, which we define as having bit densities at or greater than 256Mb, offer write-speeds on par with DRAM and have superior endurance compared to most other non-volatile memory technologies.

Our lower-density products are optimized for use in industrial, automotive and transportation applications, while our higher-density products are optimized for use in enterprise storage applications. In the enterprise storage market, we collaborate with industry-leading memory controller companies to enable compatibility of their controllers with our MRAM products, facilitating the adoption of our solutions into our customers’ existing end products. We sell our products directly and through our established distribution channel to industry-leading original equipment manufacturers (OEMs) and original design manufacturers (ODMs)

We leverage both internal and outsourced manufacturing capabilities to produce our MRAM products. We purchase industry-standard complementary metal-oxide semiconductor (CMOS) wafers from semiconductor foundries and complete the processing of our products by inserting our magnetic-bit technology at our 200mm fabrication facility in Chandler, Arizona. We have entered into a manufacturing agreement with GLOBALFOUNDRIES for 300mm high-volume production of our higher-density products. We believe our strategic relationship with GLOBALFOUNDRIES accelerates the development of our MRAM solutions, provides us with leading-edge outsourced manufacturing capabilities, and a financial model with higher variable cost. In addition, GLOBALFOUNDRIES has the ability to embed our technology in its products for sale to its customers, from which we would earn licensing or royalty revenue.

For the years ended December 31, 2018 and 2017 we recorded revenue of $49.4 million and $35.9 million, gross margin of 51.3% and 59.8%, and a net loss of $17.8 million and $21.1 million, respectively. As of December 31, 2018, we had 95 employees, more than half of whom are engaged in research and development. Our headquarters are located in Chandler, Arizona. Our principal design center is in Austin, Texas, and we have additional sales operations in the Americas, Europe and Asia-Pacific regions.

The Opportunity for Fast, Persistent Memory—MRAM

Traditional memory technologies have either fast write-speeds or are non-volatile, but not both. MRAM combines both features into a single solution, making it an ideal memory to protect data in the event of power interruption or failure, and to store data that is frequently written and accessed. We believe customers that employ MRAM in their systems are able to design higher performance, lower power, more reliable and simpler systems than they would be able to design using other existing memory technologies. The following attributes make MRAM an increasingly important application specific memory solution for system architectures that require non-volatile memory with the speed and endurance of RAM:

Non-volatile. MRAM can retain data in the event of power interruption or failure, which enables end-system designers to create products without costly and bulky power-loss protection systems, such as batteries and capacitors.

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

Proven to be Manufacturable at High Volumes. MRAM can be manufactured in high volumes and in advanced nodes, and is compatible with standard CMOS processes.

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

We expect our Toggle MRAM solutions, which have lower bit densities ranging from 128kb to 16Mb, to continue to serve customers in the industrial, automotive and transportation end markets, where products tend to have long product life cycles. As MRAM bit densities increase, MRAM solutions will be well-suited to address a wider range of large and growing markets, such as server and storage, increasing the overall market opportunity for MRAM. We believe our Spin-torque Transfer (STT) MRAM solutions, which are designed to have bit densities at or greater than 256Mb, will drive the rapid adoption of our products into enterprise storage applications. Further, the introduction of MRAM solutions with bit densities of 1Gb or greater should expand the opportunity for MRAM into additional adjacent markets such as server and mobile computing.

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

Toggle MRAM

Our Toggle products, which we have been shipping since 2008, are primarily designed to address applications in the industrial, and automotive and transportation markets. Our customers in these markets require memory technology that is non-volatile, writes continuously at high speeds to limit data loss, operates in harsh environments, and maintains endurance over long product lifecycles. To address these requirements, we designed our Toggle MRAM products to offer the persistence of non-volatile memory, speeds comparable to SRAM, reliability across a wide temperature range, and virtually unlimited write-cycles. We have designed our Toggle products to be compatible with industry standard interfaces, including standard SRAM, Serial Peripheral Interface (SPI) and Quad SPI (QSPI) interfaces, enabling our customers to replace incumbent memory solutions with our Toggle MRAM solutions. We believe this has been important for the initial success and early adoption of our Toggle products.

Spin-Transfer Torque MRAM

Our STT-MRAM products, which are currently shipping in 256Mb densities, are initially targeted for enterprise storage market, which includes high performance Solid-State Drives (SSDs), Redundant array of independent disks (RAID) and server applications. Our customers require low latency, protection of data against power interruption and failure, high density and reliability. Our STT-MRAM products offer performance comparable to DRAM, and are up to five orders of magnitude faster than flash block writes, non-volatile to protect against power loss, and offer endurance superior to Flash memory. We use our Perpendicular Magnetic Tunnel Junction (PMTJ) technology to deliver bit density and power efficiency increases to create a true Persistent Memory solution. Our STT-MRAM products are designed with derivative standard DDR3 and DDR4 interfaces, which we believe will facilitate market adoption of our products in the enterprise storage and server markets. Our 1Gb density offering is currently in development.

Embedded MRAM

We offer eMRAM to our customers for integration in their SoC solutions. We also enable GLOBALFOUNDRIES to offer eMRAM in the solutions they manufacture for their customers. Our embedded memory solutions offer high performance, low cost and low power and can be manufactured using standard CMOS. eMRAM offers significant advantages over existing embedded memory solutions, particularly in endurance, bandwidth, energy and area requirements, leakage and persistence. We believe our eMRAM solutions offer the performance benefits and process compatibility to become the embedded memory of choice for our current and future foundry partners.

Sensors

We have developed and are currently shipping a high performance, high-reliability magnetic sensor based on our Magnetic Tunnel Junction (MTJ) technology, which is at the core of our memory technology. Our magnetic sensor offers three-axis orientation in a single die, and is integrated into consumer electronics applications as an electronic compass. We believe our magnetic sensor technology can be used for additional power management applications in the industrial, and automotive and transportation end markets. We currently license our magnetic sensor technology to third parties for their commercial use and plan to continue this strategy.

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

We consider our customer to be the end customer purchasing either directly from a distributor, a contract manufacturer or us. An end customer purchasing through a contract manufacturer typically instructs the contract manufacturer to obtain our products and to incorporate our products with other components for sale by the contract manufacturer to the end customer. Although we actually sell the products to, and are paid by the distributors and contract manufacturers, we refer to the end customer as our customer.

During the year ended December 31, 2018, more than 800 end customers purchased our products. One customer accounted for more than 10% of our revenue during 2018. No end customers accounted for more than 10% of our revenue during 2017.

We sell our products through a direct sales channel and a network of representatives and distributors. The majority of our customers, and their associated contract manufacturers, buy our products through our distributors. We maintain sales, supply chain and logistics operations and have distributors in Asia to service the production needs of contract manufacturers such as Flextronics, Foxconn, Inventec and Sanmina. We also maintain direct selling relationships with several strategic customers. Our direct sales representatives are located in North America, the United Kingdom, Germany, Hong Kong, and Taiwan.

Our typical sales cycle consists of a sales and development process in which our field engineers and sales personnel work closely with our customers’ design engineers. This process can take from three to 18 months to complete, and a successful sales cycle culminates in a design win. Note that some customers for our newer STT-MRAM products may need to modify their controllers to integrate our technology, adding additional time to the cycle. Once we establish a relationship with a customer, we continue a sales process to maintain our position and to secure subsequent new design wins at the customer. Each customer lead, whether new or existing, is tracked through our CRM tool and followed in stages of prospect, design in, design win and production. This tracking results in a design win pipeline that provides a measure of the future business potential of the opportunities.

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

Wafer Manufacturing

We manufacture our Toggle MRAM products and provide foundry services for embedded MRAM, licensed MRAM products and MTJ-based sensors in our 200mm manufacturing facility. Our facility is in an ISO‑4 clean room and our manufacturing line is ISO 9001:2015 certified. We actively manage inventory, including automated process flows, process controls and recipe management, and we use standard equipment to manufacture our products.

Our STT-MRAM products are produced in a 300mm GLOBALFOUNDRIES fabrication facility.

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

To protect the Toggle MRAM devices from stray magnetic fields, we developed packaging solutions, which we have qualified at independent, industry-leading sub-contractors, including Amkor, OSE, GTC, ChipMos and UTAC. We have successfully qualified our MRAM devices in various packages at temperatures ranging from commercial to automotive grade. As part of our commitment to quality, our quality management system has been certified to ISO 9001:2015 and ISO 14000 standards. Our foundry vendors and sub-contractors are also ISO 9001 and ISO 14001 certified.

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

On May 27, 2016, we entered into an amendment to the joint development agreement to modify the payment schedule and to clarify our payment obligations for certain past project costs. Under the amendment, GLOBALFOUNDRIES may terminate the joint development agreement with us if we materially breach a term of the agreement, such as, but not limited to, by our failing to pay any undisputed sum which has been outstanding for 45 or more days from the date of invoice, and fail to remedy the breach within 60 days after receiving notice from GLOBALFOUNDRIES. In October 2018, we entered into the third amendment to the joint development agreement. The third amendment was effective as of January 1, 2018 and extended the term of the joint development agreement until December 2019. This extended agreement also modified our payment obligations for certain ongoing project costs. See “Risk Factors” for further discussion of our agreements with GLOBALFOUNDRIES.

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

Backlog

As of December 31, 2018, our backlog was $13.0 million, compared to $13.7 million as of December 31, 2017, and includes all purchase orders scheduled for delivery within the subsequent 12 months. Our business and, to a large extent, that of the entire semiconductor industry, is characterized by short-term orders and shipment schedules. Orders constituting our current backlog are subject to changes in delivery schedules, or to cancellation at the customer's option without significant penalty. Thus, while backlog is useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.

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

Intellectual Property

Our success depends, in part, on our ability to protect our products and technologies from unauthorized third-party copying and use. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections. As of December 31, 2018, we held 426 issued patents that expire at various times between January 2019 and December 2037, and had 162 patent applications pending. Included in our issued patents and pending applications are patents/applications in the United States, China, Europe, France, Germany, Ireland, Italy, Japan, the Netherlands, the Republic of Korea, Singapore, Taiwan, and the United Kingdom.

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

We seek to enforce our IP and to monetize our patent portfolio through licensing of third parties in return for cash remuneration, patent cross licenses or both. We recognized revenue from licensing our IP during the first quarter of 2018.

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

Employees

At December 31, 2018, we had 95 employees in the United States and 27 full time equivalent contractors and consultants in Singapore, China, Taiwan, Japan, the Republic of Korea, the United Kingdom, the United States and Italy. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees and contractors to be good.

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

We have incurred net losses since our inception. We incurred net losses of $17.8 million and $21.1 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $134.0 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. While our products offer unique benefits over other industry memory technologies, our per-bit cost to product our product is currently higher than competing technologies. As a result, our ability to capture market share and generate sufficient revenue to transition to profitability and generate consistent positive cash flows is uncertain. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses, or their impact on our results of operations.

Further, our revenue may not increase or may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our products, increased competition, business conditions that adversely affect the semiconductor memory industry, including reduced demand for products in the end markets that we serve, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability. If revenue does not grow sufficiently, we may not be able to meet our debt covenants, including the liquidity ratio and sales targets.

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

We make planning and spending decisions, including determining production levels, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of product demand and customer requirements. Our products are typically purchased pursuant to individual purchase orders. While our customers may provide us with their demand forecasts, they are not contractually committed to buy any quantity of products beyond purchase orders. Furthermore, many of our customers may increase, decrease, cancel or delay purchase orders already in place without significant penalty. The short-term nature of commitments by our customers and the possibility of unexpected changes in demand for their products reduce our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can strain our resources, necessitate more onerous procurement commitments and reduce our gross margin. If we overestimate customer demand, we may purchase products that we may not be able to sell, which could result in decreases in our prices or write-downs of unsold inventory. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity is unavailable, we could lose sales opportunities and could lose market share or damage our customer relationships. We manufacture MRAM products at our 200mm facility we lease in Chandler, Arizona and use a single foundry, GLOBALFOUNDRIES for production of higher density products on advanced technology nodes, which may not have sufficient capacity to meet customer demand. The rapid pace of innovation in our industry could also render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or write-downs of inventory values that could adversely affect our business, operating results and financial condition.

We may require additional capital to fund our business, which may not be available to us on favorable terms or at all.

We believe that our existing cash and cash equivalents as of December 31, 2018, coupled with our anticipated growth and sales levels will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. We may be required to seek additional equity or debt financing, and we cannot assure you that any such additional financing will be available to us on acceptable terms or at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely harm our ability to execute on our business plan.

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

In addition, under the terms of our joint development agreement with GLOBALFOUNDRIES, we share the development costs. Further, our joint development agreement expires in December 2019 unless a statement of work is in place at that time, in which case it expires on the date the last statement of work is finished. If GLOBALFOUNDRIES fails to extend or terminates the joint development agreement, our ability to continue to develop our MRAM technology will be significantly impaired.

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

Further, increasing trade tensions and tariffs, particularly with China, may increase the costs we incur to produce our products.  Although we are seeking to qualify alternative suppliers and facilities in the event that it becomes necessary to obtain materials from other sources to limit the effect of tariffs, there is no guarantee that we will be able to do so or, if we are, that these alternative sources will fully mitigate the effect that tariffs and other trade restrictions will have on our business, which may have an adverse effect on our financial condition and results of operations.

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

We sell to customers that incorporate MRAM into their products. A design win occurs after a customer has tested our product, verified that it meets the customer’s requirements and qualified our solutions for their products. We believe we are dependent on the adoption of our 256Mb and 1Gb MRAM products by our customers to secure design wins. In the fourth quarter of 2017, we recorded revenue for our first sale of 40nm 256Mb STT-MRAM products and we ramped up production in 2018 and into 2019. To date we have not sold any of our 1Gb MRAM products. Our customers may need several months to years to test, evaluate and adopt our product and additional time to begin volume production of the product that incorporates our solution. Due to this generally lengthy design cycle, we may experience significant delays from the time we increase our operating expenses and make investments in our products to the time that we generate revenue from sales of these products. Moreover, even if a customer selects our solution, we cannot guarantee that this will result in any sales of our products, as the customer may ultimately change or cancel its product plans, or efforts by our customer to market and sell its product may not be successful. We may not generate any revenue from design wins after incurring the associated costs, which would cause our business and operating results to suffer. Any further delay in the development of our 1Gb MRAM product, or failure of our customers to adopt our 1Gb MRAM products, could inhibit revenue growth or cause declines, which would significantly harm our business and prevent us from becoming profitable.

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

We rely on our relationships with original equipment manufacturers (OEMs) and original design manufacturers (ODMs) to enhance our solutions and market position, and our failure to continue to develop or maintain such relationships in the future would harm our ability to remain competitive.

We develop our products for leading OEMs and ODMs that serve a variety of end markets and are developing devices for automotive and transportation, industrial and storage applications. For each application, manufacturers create products that incorporate specialized semiconductor technology, which makers of memory products use as the basis for their products. These manufacturers set the specifications for many of the key components to be used on each generation of their products and, in the case of memory components, generally qualify only a few vendors to provide memory components for their products. As each new generation of their products is released, vendors are validated in a similar fashion. We must work closely with OEMs and ODMs to ensure our products become qualified for use in their products. As a result, maintaining close relationships with leading OEMs and ODMs that are developing devices for automotive and transportation, industrial and storage applications is crucial to the long-term success of our business. We could lose these relationships for a variety of reasons, including our failure to qualify as a vendor, our failure to demonstrate the value of our new solutions, declines in product quality, or if OEMs or ODMs seek to work with vendors with broader product suites, greater production capacity or greater financial resources. If our relationships with key industry participants were to deteriorate or if our solutions were not qualified by our customers, our market position and revenue could be materially and adversely affected.

The loss of one or several of our customers or reduced orders or pricing from existing customers may have a significant adverse effect on our operations and financial results.

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our four largest end customers together accounted for 29% of our total revenue for the year ended December 31, 2018, and one of these customers individually accounted for more than 10% of our total revenue during the period. Our four largest end customers together accounted for 28% of our total revenue for the year ended December 31, 2017, but none of these customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

As smaller line width geometry manufacturing processes become more prevalent, we intend to move our future products to increasingly smaller geometries to integrate greater levels of memory capacity and/or functionality into our products. This transition will require us and our third-party foundries to migrate to new designs and manufacturing processes for smaller geometry products. We may not be able to achieve smaller geometries with higher levels of design integration or to deliver new integrated products on a timely basis. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to increase product value. We are dependent on our relationships with our third-party foundries to transition to smaller geometry processes successfully. We cannot assure you that our third-party foundries will be able to effectively manage any such transition. If we or our third-party foundries experience significant delays in any such transition or fail to implement a transition, our business, financial condition and results of operations could be materially harmed.

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

Our ability to compete in the future will depend on our ability to identify and comply with evolving industry standards and technical requirements. The emergence of new industry standards and technical requirements could render our products incompatible with products developed by other suppliers or make it difficult for our products to meet the requirements of certain of our customers in automotive and transportation, industrial, storage and other markets. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards and requirements. If our products are not in compliance with prevailing industry standards and technical requirements for a significant period of time, we could miss opportunities to achieve crucial design wins, our revenue may decline and we may incur significant expenses to redesign our products to meet the relevant standards, which could adversely affect our business, results of operations and prospects.

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

Our success depends on our ability to attract and retain our key employees, including our management team and experienced engineers. Competition for personnel in the semiconductor memory technology field, and in the MRAM space in particular, is intense, and the availability of suitable and qualified candidates is limited. We compete to attract and retain qualified research and development personnel with other semiconductor companies, universities and research institutions. Given our experience as an early entrant in the MRAM space, our employees are frequently contacted by MRAM startups and MRAM groups within larger companies seeking to employ them. The members of our management and key employees are at-will. If we lose the services of any key senior management member or employee, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely impact our business and prospects. The loss of the services of one or more of our key employees, especially our key engineers, or our inability to attract and retain qualified engineers, could harm our business, financial condition and results of operations.

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

We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our business, enhance our technical capabilities or otherwise offer growth opportunities. However, our term loan and revolving credit facility prohibits our ability to merge with or acquire any other entity and so we could only do so with the lender’s consent. If we were to pursue such acquisitions or investments, they could create risks for us, including:

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

To comply with environmental laws and regulations, we may need to modify our activities or incur substantial costs, and if we fail to comply with environmental regulations, we could be subject to substantial fines or be required to have our suppliers alter their processes.

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

The Tax Cuts and Jobs Act could adversely affect our business and financial condition.

In December 2017 the Tax Cuts and Jobs Act (“2017 Tax Act”) became law, which significantly amended the Internal Revenue Code of 1986. The 2017 Tax Act, among other things, reduced the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limits the tax deduction for interest expense to 30% of adjusted earnings, eliminates net operating loss carrybacks, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, allows immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. The rate reduction took effect on January 1, 2018. Interpretations of this legislation are being released by various regulatory agencies and it is possible that there could be significant changes in interpretations that we may not be yet aware of, and which could adversely impact our financial results.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income, and tax credits to offset tax. As of December 31, 2018, we had federal net operating loss carryforwards of approximately $112.3 million, of which $99.7 million will begin to expire in 2028 if not utilized, and $12.6 million will carryover indefinitely. As of December 31, 2018, we had state net operating loss carryforwards of approximately $44.3 million, of which $43.5 million will begin to expire in 2023 if not utilized, and $0.8 million will carryover indefinitely. The federal NOLs generated prior to 2018 will continue to be governed by the NOL tax rules as they existed prior to the adoption of the new Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. The 2017 Tax Act repealed the 20-year carryforward and two-year carryback of NOLs originating after December 31, 2017 and also limits the NOL deduction to 80% of taxable income for tax years beginning after December 31, 2017. Any NOLs generated in 2018 will be carried forward and will not expire. There is no current impact to the us as we continue to be in a tax loss position for US tax purposes. We may experience an ownership change in the future, and our ability to utilize our NOLs and tax credits could be further limited by Section 382 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our net operating losses and tax credits could also be impaired under state laws. As a result, we might not be able to utilize a material portion of our state NOLs and tax credits.

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

We are required, under Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be detected or prevented on a timely basis. In connection with the audit of our financial statements as of and for the years ended December 31, 2018, 2016 and 2015, we identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the United States. Although we enhanced our internal controls, processes and related documentation necessary to remediate our material weakness and to perform the evaluation needed to comply with Section 404, and have concluded that we do not currently have any material weaknesses, there can be no assurances that we will not have any material weaknesses in the future.

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

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. A change in those principles could have a significant effect on our reported results and might affect our reporting of transactions completed before a change is announced. GAAP is issued and subject to interpretation by the Financial Accounting Standards Board, the SEC and various other bodies formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, beginning with our first quarter of 2018, we adopted the new revenue recognition standard, which changed the way we recognize revenue. The issuance of new accounting standards or future interpretations of existing accounting standards, or changes in our business practices or estimates, could result in future changes in our revenue recognition or other accounting policies that could have a material adverse effect on our results of operations.

Regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

Pursuant to the Dodd-Frank Act, the SEC has adopted requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to perform diligence and disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products, and affect our costs and relationships with customers, distributors and suppliers as we must obtain additional information from them to ensure our compliance with the disclosure requirement. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free and these customers may discontinue, or materially reduce, purchases of our products, which could result in a material adverse effect on our results of operations and our financial condition may be adversely affected.

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

The trading market for our common stock is influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. If any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of our company or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

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

We have an operating lease for our Arizona manufacturing facility, which includes a total of 18,327 square feet of office and fabrication space, which has a term through January 2021.

We have an operating lease for 27,974 square feet of office and laboratory space in Arizona, with an initial term that ends on January 31, 2022, with an option to renew the lease through August 31, 2024.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading Market for our Common Stock

Our common stock has been listed on the Nasdaq Global Market under the symbol “MRAM” since October 7, 2016. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 6, 2019, we had 27 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. Selected Financial Data.

Not required for a smaller reporting company.

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

We work directly with our distributors and customers to have our MRAM devices designed into and qualified for their products. Although we maintain direct sales, support, and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 71% and 74% of our revenue from products sold through distributors for the years ended December 31, 2018 and 2017, respectively.

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

	Year Ended December 31,
	2018	2017
North America	$9,124	$6,340
EMEA	11,175	8,031
APJ	29,118	21,565
	$49,417	$35,936

Our revenue increased across all regions for the year ended December 31, 2018, compared to the same period in 2017, primarily due to volume growth and new customer wins.

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

During the years ended December 31, 2018 and 2017, we continued to invest in research and development to support the development and production of our Spin Transfer Torque MRAM (STT-MRAM) technology. We believe our continued investment will allow us to continue to develop and deploy products based on our STT-MRAM technology. For the years ended December 31, 2018 and 2017, our research and development expenses were $23.6 million and $25.4 million, respectively. We expect that our research and development expenses will increase in the future as we continue to develop our MRAM technology internally and through our joint development agreement with GLOBALFOUNDRIES.

For the years ended December 31, 2018 and 2017, we recorded revenue of $49.4 million and $35.9, million, gross margin of 51.3% and 59.8%, and a net loss of $17.8 million and $21.1 million, respectively.

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

Our management and board of directors use Adjusted EBITDA to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operating and financing plans. Accordingly, we believe that Adjusted EBITDA provides useful information for investors in understanding and evaluating our operating results in the same manner as our management and our board of directors. Adjusted EBITDA was $(12.0) million and $(15.6) million in 2018 and 2017, respectively. The changes were primarily a result of increased personnel-related costs, excluding stock-based compensation, contract labor and expenses resulting from our joint development agreement with GLOBALFOUNDRIES. Personnel-related costs and contract labor costs were $20.0 million in 2018 and $18.8 million in 2017. The increase in personnel-related and contract labor is consistent with our strategy to expand our operations and develop our MRAM technologies and products to support future growth. Expenses from our joint development agreement were $5.8 million in 2018 and $5.2 million in 2017.

	Year Ended December 31,
	2018	2017
Adjusted EBITDA reconciliation:
Net loss	$(17,754)	$(21,100)
Depreciation and amortization	1,450	1,191
Stock-based compensation expense	2,668	2,048
Compensation expense related to vesting of GLOBALFOUNDRIES common stock	753	1,472
Interest expense	890	764
Adjusted EBITDA	$(11,993)	$(15,625)

Factors Affecting Our Results of Operations

Design wins. To continue to grow our revenue, we must continue to achieve design wins for our MRAM products. We consider a design win to occur when an original equipment manufacturer (OEM) or contract manufacturer notifies us that it has qualified one of our products as a component in a product or system for production. Because the life cycles for our customers’ products can last for many years, if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win. Any delay in the development of our products, or failure of our customers to adopt our products, could inhibit revenue growth or cause declines, which would significantly harm our business. In the fourth quarter of 2017, we recorded revenue for our first sale of 40nm 256Mb STT-MRAM products and we ramped up production in 2018.

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

Customer concentration. A relatively small number of end customers have historically accounted for a significant percentage of our revenue. Revenue, including through distributors, from our four largest end customers, collectively, accounted for 29% and 28% of our total revenue in 2018 and 2017, respectively. One of these customers individually accounted for more than 10% of our total revenue in 2018 and none of these customers individually accounted for more than 10% of our total revenue in 2017. It would be difficult to replace lost revenue resulting from the loss, reduction, cancellation or delay in purchase orders by any one of these end customers. Consolidation among our customers may further concentrate our customer base and expose us to increased risks relating to increased customer concentration. In addition, any significant pricing pressure exerted by a significant customer could adversely affect our operating results.

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

Components of Results of Operations

Revenue

We derive our revenue from the sale of our MRAM-based products in discrete unit form, the licensing of our MRAM and magnetic sensor technology and related royalties, the sale of backend foundry services, and design services to third parties. We recognize sales of products in discrete unit form at a point in time, we recognize revenue related to licensing agreements when we have delivered rights to the technology, we recognize revenue related to royalty agreements in the period in which sales generated from products sold using our technology occurs, and we recognize sales of backend foundry services and design services to third parties over time.

For some our products, we provide price protection and product return rights. As such, for sales through distributors of our discrete MRAM products, at the time of revenue recognition, which occurs when control of the products has been transferred to the distributor, we estimate product returns and the expected price concessions that will be provided to the distributor, which is included in the transaction price. We estimate the credits to the distributors based on the historical rate of credits provided to distributors relative to sales or, for some customers the credit is based on a previously negotiated fixed rate. Our licensing revenue is largely dependent on a small number of transactions during a given year.

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

Research and Development Expenses

Our research and development expenses consist primarily of personnel-related expenses for the design and development of our products and technologies, development wafers required to validate and characterize our technology, and expenses associated with our joint development agreement with GLOBALFOUNDRIES. Research and development expenses also include consulting services, circuit design costs, materials and laboratory supplies, fabrication and new packaging technology, and an allocation of related facilities and equipment costs. We recognize research and development expenses as they are incurred. We expect our research and development expenses to decrease as a result of less spending in the future in connection with our joint development agreement with GLOBAL FOUNDRIES.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel expenses, allocated facilities costs, expenses for outside professional services, and expenses for personnel and consultants engaged in executive, finance, legal, information technology and administrative activities. We expect our general and administrative expenses to remain flat as we have reached a level of stabilization in staffing and costs of being a public company.

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of compensation for our sales, marketing, and business development personnel, including bonuses and commissions for our sales representatives. We expect our sales and marketing expenses, excluding variable commissions, to remain flat as we have reached a level of stabilization for staffing of sales personnel and representatives and marketing activities.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2018	2017	2018	2017
	(In thousands)		(As a percentage of revenue)
Product sales	$39,514	$30,838	80%	86%
Licensing, royalty, and other revenue	9,903	5,098	20	14
Total revenue	49,417	35,936	100	100
Cost of sales	24,083	14,451	49	40
Gross profit	25,334	21,485	51	60
Operating expenses:
Research and development	23,637	25,437	48	71
General and administrative	12,551	11,516	25	32
Sales and marketing	6,467	4,740	13	13
Total operating expenses	42,655	41,693	86	116
Loss from operations	(17,321)	(20,208)	(35)	(56)
Interest expense	(890)	(764)	(2)	(2)
Other income, net	457	118	1	—
Loss on extinguishment of debt	—	(246)	—	(1)
Net loss	$(17,754)	$(21,100)	(36)%	(59)%

Comparison of the Years Ended December 31, 2018 and 2017

Revenue

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Product sales	$39,514	$30,838	$8,676	28.1%
Licensing, royalty, and other revenue	9,903	5,098	4,805	94.3%
Total revenue	$49,417	$35,936	$13,481	37.5%

Total revenue increased by $13.5 million, or 37.5%, from $35.9 million during the year ended December 31, 2017, to $49.4 million during the year ended December 31, 2018. Product sales increased by $8.7 million or 28.1% from $30.8 million, to $39.5 million. The increase was primarily due to $10.8 million in increased sales volume and mix in our MRAM products partially offset by a $2.1 million decrease in sales of our legacy products as a result of a decrease in demand for our legacy products.

Licensing, royalty, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Licensing, royalty, and other revenue increased by $4.8 million in 2018, from $5.1 million to $9.9 million. The increase was due to a non-refundable license fee related to a cross-license agreement entered into with a customer in March 2018, an increase of $0.5 million in royalty revenue, and an increase of $0.3 million in sales of our backend foundry service. These increases were offset in part by a $0.7 million decrease in milestone payments earned for research and development activities performed on behalf of GLOBALFOUNDRIES.

The increase in revenue is also due in part to our adoption of the new revenue accounting standard whereby revenue from sales to distributors is recognized upon delivery of the product to the distributor. In 2017, revenue from sales in which distributors were granted concessions or price protection credits was deferred until the sale of the products to the end customer was completed. This change resulted in a $0.6 million increase in revenue in 2018.

Cost of Sales and Gross Margin

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Cost of sales	$24,083	$14,451	$9,632	66.7%
Gross margin	51.3%	59.8%	*	*

*Not meaningful.

Cost of sales increased by $9.6 million, or 66.7%, from $14.5 million during the year ended December 31, 2017, to $24.1 million during the year ended December 31, 2018. The increase was primarily due to increased sales volume and lower yields on our MRAM products, as well as one time scrapping events in which we scrapped $1.6 million of inventory items, partially offset by lower sales volume of backend foundry services and legacy products.

Gross margin decreased from 59.8% during the year ended December 31, 2017, to 51.3% during the year ended December 31, 2018. The decrease was primarily due to inventory items that were scrapped during 2018, as well as lower yields on our MRAM products that were partially offset by a onetime licensing event in the first quarter of 2018.

Operating Expenses

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Research and development	$23,637	$25,437	$(1,800)	(7.1)%
Research and development as a % of revenue	48%	71%

Research and Development Expenses. Research and development expenses decreased by $1.8 million, or 7.1%, from $25.4 million during the year ended December 31, 2017, to $23.6 million during the year ended December 31, 2018. The decrease was due to a $1.7 million decrease in spending on direct materials and supplies used in research and development activities due to the timing of purchases, a  $1.3 million decrease in employee and contract labor costs due to a decrease in headcount, a $0.7 million decrease in the amount attributable to the vesting of shares of common stock issued to GLOBALFOUNDRIES due to revaluing shares, and a $0.5 million decrease in equipment maintenance due to less repairs on machinery.  These decreases were partially offset by a $0.8 million increase in process engineering costs due to increasing production capacity, a $0.6 million increase in expenses incurred in our joint development agreement with GLOBALFOUNDRIES due to the use of more technologically advanced materials, a $0.5 million increase in software expenses due to the purchase of software to improve simulations, a $0.2 million increase in rent expense due to increased rent expense for our new headquarters, which we moved into in December 2017, and a $0.2 million dollar increase in depreciation expense.

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
General and administrative	$12,551	$11,516	$1,035	9.0%
General and administrative as a % of revenue	25%	32%

General and Administrative Expenses. General and administrative expenses increased by $1.0 million, or 9.0%, from $11.5 million during the year ended December 31, 2017, to $12.6 million during the year ended December 31, 2018. The increase was primarily due a $1.4 million increase in employee and contract labor costs due to an increase in headcount, of which $0.5 million was due to increased stock-based compensation expense and the repricing of certain stock options in the year ended December 31, 2018, and an increase of $0.1 million in software expenses. These increases were partially offset by a decrease of $0.5 million in professional services due to costs incurred in 2017 related to recently becoming a public company.

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Sales and marketing	$6,467	$4,740	$1,727	36.4%
Sales and marketing as a % of revenue	13%	13%

Sales and Marketing Expenses. Sales and marketing expenses increased by $1.7 million, or 36.4%, from $4.7 million during the year ended December 31, 2017, to $6.5 million during the year ended December 31, 2018. The increase was primarily due to a $1.7 million increase in employee and contract labor costs as a result of higher headcount and an increase in salaries, bonuses and stock-based compensation expense

Interest Expense

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Interest expense	$890	$764	$126	16.5%

Interest expense increased by $0.1 million, or 16.5%, from $0.8 million during the year ended December 31, 2017, to $0.9 million during the year ended December 31, 2018. The increase was primarily due to higher interest expense on our 2017 Credit Facility and Amended Credit Facility with Silicon Valley Bank, compared to our prior facility with Ares Venture Finance, due to an increase in the principal outstanding and an increase in the prime rate during the period.

Other Income, Net

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Other income, net	$457	$118	$339	287.3%

Other income, net increased by $0.3 million, or 287.3%, from $0.1 million during the year ended December 31, 2017, to $0.5 million during the year ended December 31, 2018. The increase was primarily related to an increase in interest income earned on our cash balances as a result of the increase in our cash balances from the follow-on public offering in February 2018.

Loss on extinguishment of debt

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(Dollars in thousands)
Loss on debt extinguishment	$—	$246	$(246)	*

*Not meaningful.

Loss on extinguishment of debt was $0.2 million during the year ended December 31, 2017, due to the payoff of our prior facility with Ares Venture Finance in May 2017. There was no such loss during the year ended December 31, 2018.

Liquidity and Capital Resources

We have generated significant losses since our inception and had an accumulated deficit of $134.0 million as of December 31, 2018. We have financed our operations primarily through the sale of our common stock in our initial public offering (IPO), sales of our redeemable convertible preferred stock, debt financing and the sale of our products. As of December 31, 2018, we had $23.4 million of cash and cash equivalents, compared to $13.0 million as of December 31, 2017.

In November 2017, we filed a Registration Statement (File No. 333-221331) registering the offer and sale of up to $100.0 million of our securities, and in February 2018 we completed a follow-on underwritten public offering of our common stock under the Registration Statement, completing the sale of 3,722,447 shares at an offering price of $7.00 per share for proceeds of $24.5 million, net of $1.9 million of underwriting discounts and commissions and other offering costs.

In May 2017, we executed a Loan and Security Agreement with Silicon Valley Bank for a $12.0 million term loan, which we amended in July 2018 to extend the interest only payment period until December 31, 2018. The term of the amended loan is two years following the interest only payment period, which would be extended by one year if we achieve certain milestones. The outstanding balance of the loan is to be repaid monthly beginning on January 1, 2019 over the remaining two-year term of the amended loan with an end of term fee of $0.8 million due upon maturity. The amended loan is secured by a first priority perfected security interest in our assets excluding any intellectual property, as described further below under “Credit Facilities.”

As of December 31, 2018, and as of March 15, 2019, we believe that our existing cash and cash equivalents, coupled with our anticipated growth and sales levels will be sufficient to meet our anticipated cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. If we need to raise additional capital to fund our operations, we may be required to seek additional equity or debt financing, and such additional financing may not be available to us on acceptable terms or at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs and extend the time period over which our current resources will be able to fund operations. Doing so will likely harm our ability to execute on our business plan.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017
	(In thousands)
Cash used in operating activities	$(14,673)	$(18,888)
Cash used in investing activities	(1,914)	(3,070)
Cash provided by financing activities	27,016	5,181

Cash Used in Operating Activities

During the year ended December 31, 2018, cash used in operating activities was $14.7 million, which consisted of a net loss of $17.8 million, adjusted by non-cash charges of $5.3 million and a change of $2.2 million in our net operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $2.7 million, depreciation and amortization of $1.5 million, compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES under our joint development agreement of $0.8 million, and non-cash interest expense of $0.4 million. The change in our net operating assets and liabilities was primarily due to an increase of $3.8 million in accounts receivable due to an increased sales volume and timing of cash receipts for outstanding balances and a decrease of $0.2 million in accounts payable due to the timing of payments. These were partially offset by an increase of $1.3  million in accrued liabilities primarily due to an increase in inventory purchases in connection with the joint development agreement with GLOBALFOUNDRIES, an increase in accrued payroll, and the timing of payments and a decrease of $0.7 million in inventory due to increased sales.

During the year ended December 31, 2017, cash used in operating activities was $18.9 million, which consisted of a net loss of $21.1 million, adjusted by non-cash charges of $5.2 million and a change of $3.0 million in our net operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $2.0 million, compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES under our joint development agreement of $1.5 million, depreciation and amortization of $1.2 million, non-cash interest expense of $0.3 million and loss on debt extinguishment of $0.2 million. The change in our net operating assets and liabilities was primarily due to an increase in inventory of $3.9 million to meet demands of future sales and growing backlog, an increase of $0.4 million in accounts receivable due to the timing of cash receipts for outstanding balances and a $0.1 million decrease in deferred income on shipments to distributors. These were partially offset by an increase in prepaid expenses and other current assets, accounts payable, and accrued liabilities, of $1.4 million due to the timing of payments.

Cash Used in Investing Activities

Cash used in investing activities during the years ended December 31, 2018 and 2017 was $1.9 million and $3.1 million, respectively, which consisted of capital expenditures primarily for the purchase of manufacturing equipment and purchased software.

Cash Provided by Financing Activities

During the year ended December 31, 2018, cash provided by financing activities was $27.0 million consisting of net proceeds from the issuance of common stock in our February 2018 follow-on underwritten public offering of $24.5 million, proceeds of $1.0 million in borrowings, and $2.5 million from stock option exercises and purchases of shares in our employee stock purchase plan, offset in part by payments of long-term debt of $1.0 million.

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

Credit Facilities

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

2017 Credit Facility

In May 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank for a term loan of $12.0 million. The term loan bears for interest at a floating rate equal to the prime rate minus 0.75%. The term loan provided for a period of interest-only payments through April 30, 2018, followed by fixed principal and interest payments based on either a 24-month amortization schedule or a 36-month amortization schedule if we met certain sales milestones, and an additional payment of 6% of the Loan Amount when the loan was prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. As of December 31, 2017, we determined we would not meet the sales milestones and as such the term loan was based on a 24-month amortization schedule.

In July 2018, we entered into the First Amendment to the Loan and Security Agreement with Silicon Valley Bank to extend the interest only payment period until December 31, 2018. The term of the amended loan is two years following the interest only payment period, which would be extended by one year if we achieve certain milestones. The outstanding balance of the loan is to be repaid monthly beginning on January 1, 2019 over the remaining two-year term of the amended loan with an end of term fee of 7% of the Loan Amount due upon maturity. Borrowings under the Amended Credit Facility mature in December 2020.

Security for the Amended Credit Facility includes all of our assets except for intellectual property. The Amended Credit Facility contains customary covenants restricting our activities, including limitations on our ability to sell assets, engage in mergers and acquisitions, enter into transactions involving related parties, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. The Amended Credit Facility also contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on our business, operations or condition, or on our ability to perform our obligations under the term loan. We were in compliance with all covenants at December 31, 2018.

Critical Accounting Policies and Significant Judgements and Estimates

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. We base our estimates on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. We present results for reporting periods beginning after January 1, 2018 under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Topic 605, Revenue.

We recognize revenue when a customer obtains control of the promised products or services, in an amount that reflects the consideration we expect to receive in exchange for those products or services. We recognize revenue net of allowances for returns and price concessions, and any taxes collected from customers, which are subsequently remitted to governmental authorities.

Topic 606 permits the application of certain practical expedients. Our billing practices approximate our performance as measured by an output method, where each output represents the completion of a performance obligation. Accordingly, we utilize the invoice practical expedient as defined in Topic 606, resulting in recognition of revenue in the amount that we have the right to invoice.

We incur direct and incremental costs of obtaining contracts and expense such costs as incurred, as the life of the underlying contract is less than one year. Accordingly, we have concluded, based on the structure of our contracts, no adjustments are necessary under Topic 606.

Nature of Products and Services

We derive our revenue from the sale of MRAM-based products in discrete unit form, licenses of and royalties on our MRAM and magnetic sensor technology, the sale of backend foundry services, and design services to third parties. We recognize sales of products in discrete unit form at a point in time, revenue related to licensing agreements when we have delivered control of the technology, revenue related to royalty agreements in the period in which sales generated from products sold using our technology occurs, sales of backend foundry services over time, and design services to third parties either at a point in time or over time, depending on the nature of the services.

Product Revenue

For products sold in their discrete form, we either sell our products directly to OEMs, original design manufacturers (ODMs), contract manufacturers (CMs), or through a network of distributors, who in turn sell to those customers. For sales directly to OEMs, ODMs and CMs, we recognize revenue when the OEM, ODM or CM obtains control of the product, which occurs at a point in time, generally upon shipment to the customer.

We sell a majority of our products to our distributors at a uniform list price. However, distributors may resell our products to end customers at a very broad range of individually negotiated price points. We provide distributors with price concessions subsequent to the delivery of product to them and such amounts are dependent on the end customer and product sales price. We base the price concessions on a variety of factors, including customer, product, quantity, geography and competitive differentiation. Price protection rights grant distributors the right to a credit in the event of declines in the price of our products. Under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors’ outstanding accounts receivable balance. The credits are on a per unit basis and are not given to the distributor until the distributor provides information regarding the sale to their end customer. We estimate these credits and record such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of an allowance for price concessions for amounts due to distributors. We estimate credits to distributors based on the historical rate of credits provided to distributors relative to sales. Revenue on shipments to distributors is recorded when control of the products has been transferred to the distributor.

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

We allocate the transaction price in each agreement to the identified performance obligations based on the standalone selling price (SSP) of each distinct performance obligation. Judgment is required to determine SSP. In instances where SSP is not directly observable, such as when a license or service is not sold separately, SSP is determined using information that may include market conditions and other observable inputs.

We recognize revenue from non-refundable up-front payments when the license is transferred to the customer and we have no other performance obligations.

Royalties

We recognize revenue from sales-based royalties from licenses of our technology at the later of when (1) the sale occurs or (2) the performance obligation to which some or all of the sales-based royalty has been allocated is satisfied (in whole or in part).

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

We recorded stock-based compensation expense of $2.7 million and $2.0 million for the years ended December 31, 2018 and 2017, respectively.

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

JOBS Act Accounting Election

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and therefore we may take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions until we are no longer an “emerging growth company.” We will cease to be an “emerging growth company” upon the earliest of: (1) December 31, 2021, (2) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more, (3) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities, and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Recently Adopted Pronouncements

ASU No. 2014-09, Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014‑09, Revenue from Contracts with Customers (Topic 606). Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017. We adopted this standard on January 1, 2018 using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of its accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

As a result of the adoption of the new standard, we changed our accounting policy for revenue recognition and the details of the significant changes and quantitative impact of the changes are disclosed below.

Distributor sales- Some of our contracts with distributors provide the distributor with certain concessions and price protection credits. Under Topic 605, Revenue, these concessions and price protection credits were not fixed or determinable and, as a result, the associated revenue was deferred until delivery of the product to the end customer. At the time of shipment to distributors, we recorded a trade receivable for the selling price as there was a legally enforceable obligation of the distributor to pay for the product delivered, inventory was reduced by the carrying value of goods shipped, and the net of these amounts, the gross profit, was recorded as deferred income on shipments to distributors on the balance sheet. Under Topic 606, we recognize revenue from sales to distributors when control of the product is transferred to the distributor and estimate the amount of concessions and price protection credits at the point of revenue recognition. Accordingly, the balance of the deferred income on shipments to distributors was eliminated as a cumulative effect adjustment of implementing Topic 606 as of January 1, 2018, net of our estimate of concessions and price protection credits for those contracts.

Performance obligations delivered over time- Topic 605 permitted straight-line recognition of revenue for performance obligations that were delivered over time. The new revenue standard requires an entity to recognize revenue based on the pattern of transfer of the services. Entities must use either an input method or an output method to measure progress toward complete satisfaction of a performance obligation. We determined that the input method of measuring time elapsed to date compared to total estimated time to be incurred under the contract most faithfully depicts our performance. Under Topic 606, we will record an unbilled receivable (within accounts receivable, net) for the portion of the service that has been completed but not invoiced at the end of each reporting period.

Milestone payments – Topic 605 permitted recognition using the milestone method, whereby revenue was recognized upon the completion of substantive milestones once the customers acknowledge the milestones have been met and the collection of the amounts is reasonably assured. The milestone method no longer exists under the new revenue standard. Revenue from milestone payments must be estimated using either the expected value method or the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. The adoption of Topic 606 did not have an impact on milestone revenue recorded to date as the practical expedient adopted for a single contract resulted in revenue recognition similar to milestone revenue under Topic 605.

Sales-based royalties – Topic 605 permitted recognition of royalties when reported to us, which generally coincided with the receipt of payment. Under the new revenue standard, we record revenue generated from sales-based royalties from licenses of our technology at the later of when (1) the sale occurs or (2) the performance obligation to which some or all of the sales-based royalty has been allocated is satisfied (in whole or in part).

ASU No. 2017-09, Compensation-Stock Compensation

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting, which is intended to amend the scope of modification accounting for share-based payment arrangements. The amendments in the update provide guidance on types of changes to the terms or conditions of share-based payment awards that would require us to apply modification accounting under ASC 718, Compensation-Stock Compensation. This ASU is effective for annual reporting periods beginning after December 15, 2017, and early adoption was permitted. We adopted this standard on January 1, 2018 and the impact of its adoption on our financial statements was not material.

ASU No. 2016-15, Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. The standard is effective for fiscal years and interim periods beginning after December 15, 2017. The standard should be applied retrospectively and early adoption was permitted, including adoption in an interim period. We adopted this standard on January 1, 2018, and the impact of its adoption on our financial statements was not material.

Recently Issued Pronouncements

In February 2016, the FASB issued ASU No. 2016‑02, Leases, which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 Leases and ASU No. 2018-11, Leases (Topic 842) Targeted Improvements. ASU 2018-10 clarifies how to apply certain aspects of ASU 2016-02. We will adopt this standard on January 1, 2019 using the modified retrospective method. We are substantially complete with our analysis as to the impact of adoption and estimate that the adoption will result in the recognition of right-of-use assets and lease liabilities for operating leases within the range of approximately $3.6 million to $4.0 million on our balance sheet, with no material impact to our statement of operations.

In June 2016, the FASB issued ASU No. 2016-13,  Financial Instruments-Credit Losses (Topic 326): Measurement

of Credit Losses on Financial Instruments, which amends the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. We are evaluating the impact of the adoption of ASU 2016-13 on our financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The ASU expands the scope of Topic 718, (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606. We adopted this standard on January 1, 2019, and the impact of its adoption on our financial statements was not material.

In August 2018, the Securities and Exchange Commission (SEC) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018; however, in light of the proximity of the effective date to the filing date for most filers’ quarterly reports, the SEC will allow a filer’s first presentation of the changes in stockholders’ equity to be included in its Form 10-Q for the quarter that begins after the effective date. We will begin to present a statement of changes in stockholders’ equity in our quarterly financial statements beginning on January 1, 2019.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

EVERSPIN TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Everspin Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Everspin Technologies, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for revenue from sales to customers in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

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

Phoenix, Arizona

March 15, 2019

EVERSPIN TECHNOLOGIES, INC.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$23,379	$12,950
Accounts receivable, net	7,522	4,041
Inventory	9,097	9,837
Prepaid expenses and other current assets	688	590
Total current assets	40,686	27,418
Property and equipment, net	4,286	3,946
Other assets	73	73
Total assets	$45,045	$31,437

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,637	$2,920
Accrued liabilities	5,001	3,748
Deferred income on shipments to distributors	—	1,720
Current portion of long-term debt	5,977	3,987
Total current liabilities	13,615	12,375
Long-term debt, net of current portion	6,509	8,178
Total liabilities	20,124	20,553
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 17,095,456 and 12,817,201 shares issued and outstanding as of December 31, 2018 and December 31, 2017	2	1
Additional paid-in capital	158,912	128,422
Accumulated deficit	(133,993)	(117,539)
Total stockholders’ equity	24,921	10,884
Total liabilities and stockholders’ equity	$45,045	$31,437

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017
Product sales	$39,514	$30,838
Licensing, royalty, and other revenue	9,903	5,098
Total revenue	49,417	35,936
Cost of sales	24,083	14,451
Gross profit	25,334	21,485
Operating expenses:
Research and development	23,637	25,437
General and administrative	12,551	11,516
Sales and marketing	6,467	4,740
Total operating expenses	42,655	41,693
Loss from operations	(17,321)	(20,208)
Interest expense	(890)	(764)
Other income, net	457	118
Loss on extinguishment of debt	—	(246)
Net loss and comprehensive loss	$(17,754)	$(21,100)
Net loss per common share, basic and diluted	$(1.08)	$(1.69)
Weighted-average shares used to compute net loss per common share, basic and diluted	16,372,638	12,484,984

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016	12,498,128	$1	$123,309	$(96,439)	$26,871
Issuance of common stock upon exercise of stock options	281,483	—	1,337	—	1,337
Issuance of common stock under Employee Stock Purchase Plan	37,590	—	256	—	256
Compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES	—	—	1,472	—	1,472
Stock-based compensation expense	—	—	2,048	—	2,048
Net loss	—	—	—	(21,100)	(21,100)
Balance at December 31, 2017	12,817,201	1	128,422	(117,539)	10,884
Adjustment to opening balance for adoption of new accounting standard	—	—	—	1,300	1,300
Issuance of common stock in secondary offering, net of issuance costs	3,772,447	1	24,523	—	24,524
Issuance of common stock under stock incentive plans	505,808	—	2,503	—	2,503
Issuance of warrant	—	—	43	—	43
Compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES	—	—	753	—	753
Stock-based compensation expense	—	—	2,668	—	2,668
Net loss	—	—	—	(17,754)	(17,754)
Balance at December 31, 2018	17,095,456	$2	$158,912	$(133,993)	$24,921

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(17,754)	$(21,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,450	1,191
Loss on disposal of property and equipment	19	—
Stock-based compensation	2,668	2,048
Non-cash loss on extinguishment of debt	—	185
Non-cash interest expense	375	297
Compensation expense related to vesting of common stock to GLOBALFOUNDRIES	753	1,472
Changes in operating assets and liabilities:
Accounts receivable	(3,816)	(385)
Inventory	694	(3,871)
Prepaid expenses and other current assets	(98)	460
Other assets	—	(23)
Accounts payable	(178)	809
Accrued liabilities	1,253	136
Deferred income on shipments to distributors	—	(107)
Shipping term reversal	(39)	—
Net cash used in operating activities	(14,673)	(18,888)
Cash flows from investing activities
Purchases of property and equipment	(1,914)	(3,070)
Net cash used in investing activities	(1,914)	(3,070)
Cash flows from financing activities
Proceeds from the issuance of common stock, net of offering costs	24,524	—
Proceeds from debt	1,000	12,000
Payments on debt	(1,000)	(8,356)
Payments of debt issuance costs	—	(49)
Payments on capital lease obligation	(11)	(7)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	2,503	1,593
Net cash provided by financing activities	27,016	5,181
Net increase (decrease) in cash and cash equivalents	10,429	(16,777)
Cash and cash equivalents at beginning of period	12,950	29,727
Cash and cash equivalents at end of period	$23,379	$12,950
Supplementary cash flow information:
Interest paid	$504	$467
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable	$11	$116
Purchases of property and equipment under capital lease obligations	$—	$31
Issuance of warrant in lieu of financing costs	$43	$—

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

Ability to continue as a going concern

The Company believes that its existing cash and cash equivalents as of December 31, 2018 will be sufficient to meet its anticipated cash requirements for at least the next 12 months from the financial statement issuance date. The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. The Company may be required at some point in the future to seek additional equity or debt financing, to sustain operations beyond that point, and such additional financing may not be available on acceptable terms or at all. If the Company is unable to raise additional capital or generate sufficient cash from operations to adequately fund its operations, it will need to curtail planned activities to reduce costs. Doing so will likely harm its ability to execute on its business plan.

2. Summary of Significant Accounting Policies

Use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, fair value of assets and liabilities, inventory, product warranty reserves, income taxes, and stock-based compensation. The Company believes its estimates and assumptions are reasonable; however, actual results may differ from the Company’s estimates.

Segments

The Company’s chief operating decision maker is its Chief Executive Officer who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the entire Company. As a result, the Company has single operating and reportable segment..

Cash and Cash Equivalents

The Company considers all highly liquid, short-term investments with maturity dates of 90 days or less at the date of purchase to be cash equivalents. The Company’s cash equivalents consist solely of money market funds.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company generally does not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company also considers a number of factors in evaluating the sufficiency of its allowance for doubtful accounts, including the length of time receivables are past due, significant one-time events, creditworthiness of customers and historical experience. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2018 and 2017, there was no allowance for doubtful accounts.

The Company establishes an allowance for product returns. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of sales returns. As the returns are processed as credits on future purchases, the allowance is recorded against the balance of trade accounts receivable. In addition, the Company establishes an allowance for estimated price concessions related to its distributer agreements. The Company estimates credits to distributors based on the historical rate of credits provided to distributors relative to sales. The allowance for product returns and the allowance for price concessions were $144,000 and $569,000 at December 31, 2018, respectively, and $147,000 and $0 at December 31, 2017, respectively.

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2018	2017
Trade accounts receivable	$7,297	$4,188
Unbilled accounts receivable	938	—
Allowance for accounts receivable	(713)	(147)
Accounts receivable, net	$7,522	$4,041

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

	Revenue		Accounts Receivable, net
	Year Ended		As of
	December 31,		December 31,
Customers	2018	2017	2018	2017
Customer A	13%	16%	*	*
Customer B	11%	*	*	*
Customer C	10%	*	*	11%
Customer D	*	15%	*	*
Customer E	*	*	23%	*
Customer F	*	*	21%	*
Customer G	*	*	11%	15%
Customer H	*	*	11%	*
Customer I	*	*	*	10%

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

Fair Value of Financial Instruments

Fair value is defined as an exit price, representing the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. The framework for measuring fair value provides a three-tier hierarchy prioritizing inputs to valuation techniques used in measuring fair value as follows:

Level 1— Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2— Inputs, other than quoted prices for identical assets or liabilities in active markets, which are observable either directly or indirectly; and

Level 3— Unobservable inputs in which there is little or no market data requiring the reporting entity to develop its own assumptions.

The carrying value of accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments. As of December 31, 2018, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments consist of Level 1 assets. Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds that are included in cash equivalents.

The following tables sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$23,478	$—	$—	$23,478
Total assets measured at fair value	$23,478	$—	$—	$23,478

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$13,369	$—	$—	$13,369
Total assets measured at fair value	$13,369	$—	$—	$13,369

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

Leases

The Company leases office, lab, and manufacturing space in various locations. Rent expense under operating leases is recognized on a straight-line basis over the lease term taking into consideration rent abatements, scheduled rent increases and any lease incentives.

Debt Issuance Costs

The Company defers and amortizes issuance costs, underwriting fees, end of term payments, and related expenses incurred in connection with the issuance of debt instruments using the effective interest method over the terms of the respective instruments. Debt issuance costs are reflected as a direct reduction of the carrying amount of the related debt liability.

Revenue Recognition

The Company recognizes revenue when a customer obtains control of the promised products or services, in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue is recognized net of allowances for returns and price concessions, and any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated losses incurred for unidentified issues based on historical experience. A warranty liability was not recorded at

December 31, 2018 and 2017, as the estimated future warranty costs were not material based on the Company’s historical experience.

Research and Development

Research and development expenses are incurred in support of internal development programs or as part of our joint development agreement with GLOBALFOUNDRIES and joint collaboration agreement with Silterra Malaysia Sdn. Bhd. (see Note 10). Research and development expenses include personnel-related costs (including stock-based compensation), circuit design costs, purchases of materials and laboratory supplies, fabrication and packaging of experimental integrated circuit products, depreciation of research and development related capital equipment and overhead, and are expensed as incurred.

Stock-based Compensation

Stock-based compensation arrangements include stock option grants and restricted stock unit (RSU) awards under the Company’s equity incentive plans, as well as shares issued under the Company’s Employee Stock Purchase Plan (ESPP), through which employees may purchase the Company’s common stock at a discount to the market price.

The Company measures its stock option grants made to employees based on the estimated fair value of the options as of the grant date using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized over the requisite service period using the straight-line method. The Company has made an accounting policy election to account for forfeitures as they occur, rather than estimating expected forfeitures at the time of the grant.

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

The Company recognizes benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merits, as the largest amount of benefit that is more likely than not to be realized upon the ultimate settlement. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. The Company does not have any unrecognized tax benefits.

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

Recently Adopted Pronouncements

ASU No. 2014-09, Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014‑09, Revenue from Contracts with Customers (Topic 606). Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018 using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of its accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates and with an original expected duration of one year or less. As allowed under Topic 606, the Company has opted to not disclose the amount of unsatisfied performance obligations as these contracts have original expected durations of less than one year.

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

Distributor sales – Some of the Company's contracts with distributors provide the distributor with certain concessions and price protection credits. Under Topic 605, Revenue, these concessions and price protection credits were not fixed or determinable and, as a result, the associated revenue was deferred until delivery of the product to the end customer. At the time of shipment to distributors, the Company recorded a trade receivable for the selling price as there was a legally enforceable obligation of the distributor to pay for the product delivered, inventory was reduced by the carrying value of goods shipped, and the net of these amounts, the gross profit, was recorded as deferred income on shipments to distributors on the balance sheet. Under Topic 606, the Company recognizes revenue from sales to distributors when control of the product is transferred to the distributor and estimates the amount of the concessions and price protection credits at the point of revenue recognition. Accordingly, the balance of the deferred income on shipments to distributors was eliminated as a cumulative effect adjustment of implementing Topic 606 as of January 1, 2018, net of the Company’s estimate of concessions and price protection credits for those contracts.

Performance obligations delivered over time – Topic 605 permitted straight-line recognition of revenue for performance obligations that were delivered over time. The new revenue standard requires an entity to recognize revenue based on the pattern of transfer of the services. Entities must use either an input method or an output method to measure progress toward complete satisfaction of a performance obligation. The Company determined that the input method of measuring time elapsed to date compared to total estimated time to be incurred under the contract most faithfully depicts its performance. Under Topic 606, the Company will record an unbilled receivable (within accounts receivable, net) for the portion of the service that has been completed but not invoiced at the end of each reporting period.

Milestone payments – Topic 605 permitted recognition using the milestone method, whereby revenue was recognized upon the completion of substantive milestones once the customers acknowledge the milestones have been met and the collection of the amounts is reasonably assured. The milestone method no longer exists under the new revenue standard. Revenue from milestone payments must be estimated using either the expected value method or the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. The adoption of Topic 606 did not have an impact on milestone revenue recorded to date as the practical expedient adopted for a single contract resulted in revenue recognition similar to milestone revenue under Topic 605.

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

There was no impact to the recognition of revenue for non-refundable, up-front payments for licenses of the Company’s technology, which occurs when the license is transferred to the customer and there are no other performance obligations.

The change in revenue recognition upon adoption of Topic 606 resulted in a decrease in the accumulated deficit balance of $1.3 million on January 1, 2018.

The following table summarizes the impact of adopting Topic 606 on select balance sheet line items (in thousands):

			Balances without
			the adoption of
December 31, 2018	As reported	Adjustments	Topic 606
Accounts receivable, net	$7,522	$(1,211)	$6,311
Inventory	9,097	190	9,287
Total current assets	40,686	(1,021)	39,665
Total assets	45,045	(1,021)	44,024
Deferred income on shipments to distributors	—	3,017	3,017
Total current liabilities	13,615	3,017	16,632
Total liabilities	20,124	3,017	23,141
Accumulated deficit	(133,993)	(4,038)	(138,031)
Total liabilities and stockholders’ equity	45,045	(1,021)	44,024

The following table summarizes the impact of adopting Topic 606 on select statement of operations line items (in thousands, except per share data):

			Results without
			the adoption of
Year Ended December 31, 2018	As reported	Adjustments	Topic 606
Product sales	$39,514	$(2,915)	$36,599
Licensing, royalty, and other revenue	9,903	(577)	9,326
Total revenue	49,417	(3,492)	45,925
Cost of sales	24,083	(754)	23,329
Gross profit	25,334	(2,738)	22,596
Loss from operations	(17,321)	(2,738)	(20,059)
Net loss and comprehensive loss	(17,754)	(2,738)	(20,492)
Net loss per common share, basic and diluted	(1.08)	(0.17)	(1.25)

The adoption had no impact to cash used in operating, investing or financing activities in the statement of cash flows.

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

Recently Issued Pronouncements

In February 2016, the FASB issued ASU No. 2016‑02, Leases, which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 Leases and ASU No. 2018-11, Leases (Topic 842) Targeted Improvements. ASU 2018-10 clarifies how to apply certain aspects of ASU 2016-02. The Company will adopt this standard on January 1, 2019 using the modified retrospective method. The Company is substantially complete with its analysis as to the impact of adoption and estimates that the adoption will result in the recognition of right-of-use assets and lease liabilities for operating leases within the range of approximately $3.6 million to $4.0 million on its balance sheet, with no material impact to its statement of operations.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is evaluating the impact of the adoption of ASU 2016-13 on its financial statements.

In June 2018, the FASB issued ASU No. 2018‑07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share based payment. The ASU expands the scope of Topic 718, (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606. The Company adopted this standard on January 1, 2019, and the impact of its adoption on the Company’s financial statements was not material.

In August 2018, the Securities and Exchange Commission (SEC) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018, however in light of the proximity of the effective date to the filing date for most filers’ quarterly reports, the SEC will allow a filer’s first presentation of the changes in stockholders’ equity to be included in its Form 10-Q for the quarter that begins after the effective date. The Company will begin to present a statement of changes in stockholders’ equity in its quarterly financial statements beginning on January 1, 2019.

3. Revenue

The Company sells the majority of its products to its distributors, but does recognize some revenue under licensing and royalty agreements. The following table presents the Company’s revenues disaggregated by sales channel, (in thousands):

Year Ended
December 31, 2018
Distributor	$35,126
Non-distributor	14,291
Total revenue	$49,417

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

Year Ended
December 31, 2018
Point in time	$45,102
Over time	4,315
Total revenue	$49,417

The following table presents the Company’s revenues disaggregated by type (in thousands):

Year Ended
December 31, 2018
Product sales	$39,514
License fees	5,000
Royalties	588
Other revenue	4,315
Total revenue	$49,417

The Company recognizes revenue in three primary geographic regions: North America; Europe, Middle East and Africa (EMEA); and Asia-Pacific and Japan (APJ). The following table presents the Company’s revenues disaggregated by the geographic region to which the product is delivered or licensee is located (in thousands):

Year Ended
December 31, 2018
North America	$9,124
EMEA	11,175
APJ	29,118
Total revenue	$49,417

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2018	2017
Raw materials	$288	$682
Work-in-process	6,759	7,970
Finished goods	2,050	1,185
Total inventory	$9,097	$9,837

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Manufacturing equipment	$11,723	$10,465
Computer and network equipment	820	710
Furniture and fixtures	110	218
Software	680	455
Leasehold improvements	1,432	1,474
Total property and equipment, gross	14,765	13,322
Less: accumulated depreciation	(10,479)	(9,376)
Total property and equipment, net	$4,286	$3,946

Depreciation and amortization expense during the years ended December 31, 2018 and 2017 was $1.5 million and $1.2 million, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued payroll-related expenses	$1,558	$1,331
Accrued joint development agreement expenses	661	749
Accrued inventory	1,678	897
Deferred rent	390	230
Accrued sales commissions payable to sales representatives	51	75
Other	663	466
Total accrued liabilities	$5,001	$3,748

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

In April 2018, the Company entered into a lease termination agreement that released the Company from any further obligations on its previous headquarters’ space in Chandler, Arizona. The remaining unamortized balance of deferred rent of $18,000 was written off and a lease termination fee of $43,000 was recognized as rent expense on the statement of operations and comprehensive loss.

The Company leases office and lab space for its design facility located in Austin, Texas. The lease expires in January 2022.

The Company has another operating lease for its Arizona manufacturing facility, which includes office and fabrication space. This lease is cancellable upon 24 months’ notice by either of the parties. In March 2017, the Company amended the premises covered to remove laboratory space, decrease fabrication space and expand office space. In October 2017, the Company extended the lease through January 31, 2020, which could be further extended through January 31, 2021 if an option to extend is initiated by the lessor. In August 2018, the Company amended its lease agreement for its Arizona manufacturing facility to extend the lease term through January 2021.

The following is a schedule of minimum rental commitments under the Company’s operating leases at December 31, 2018 (in thousands):

Year Ending December 31,	Amount
2019	$1,645
2020	1,701
2021	846
2022	47
2023	—
Thereafter	—
Total minimum lease payments	$4,239

Total rent expense was $1.6 million and $1.4 million for the years ended December 31, 2018 and 2017, respectively.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. Management is currently not aware of any matters that it expects will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

6. Debt and Related Warrants

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

On July 6, 2018, the Company entered into the First Amendment to the 2017 Credit Facility (the Amended Credit Facility). The Amended Credit Facility extends the period of interest-only payments through December 31, 2018, followed by fixed principal and interest payments based on either a 24-month or a 36-month amortization schedule if the Company achieves certain milestones. The Company determined it would not meet the milestones, as such the Amended Credit Facility is based on a 24-month amortization schedule. The Amended Credit Facility provides for interest at a floating rate equal to the prime rate minus 0.75%. As of December 31, 2018, the interest rate was 4.75%. The terms of the Amended Credit Facility include the refund of $1.0 million in principal payments previously made by the Company. An end of term fee of 7% of the amount borrowed must be made when the loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment is being accreted using the effective interest method. As of December 31, 2018, the effective interest rate under the Amended Credit Facility was 7.77%. Borrowings under the Amended Credit Facility mature in December 2020.

Security for the Amended Credit Facility includes all of the Company’s assets except for intellectual property. The Company is required to comply with certain covenants under the Amended Credit Facility, including requirements to maintain a minimum liquidity ratio, meet certain revenue targets, and restrictions on certain actions without the consent of the lender, such as limitations on its ability to engage in mergers or acquisitions, sell assets, enter into transactions involving related parties, incur indebtedness or grant liens or negative pledges on its assets, make loans or make other investments. Under these covenants, the Company is prohibited from paying cash dividends with respect to its capital stock. The Company was in compliance with all covenants at December 31, 2018. The Amended Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the term loan. As of December 31, 2018, management believes that it is remote that the clause will be triggered within the next twelve months, and therefore the term loan is classified as long-term.

The carrying value of the Company’s Amended Credit Facility at December 31, 2018, was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$6,000	$6,840	$12,840
Unamortized debt discounts	(33)	(341)	(374)
Net carrying value	$5,967	$6,499	$12,466

The carrying value of the Company’s 2017 Credit Facility at December 31, 2017, was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$4,000	$8,720	$12,720
Unamortized debt discounts	(23)	(563)	(586)
Net carrying value	$3,977	$8,157	$12,134

The table below includes the principal repayments due under the Amended Credit Facility as of December 31, 2018 (in thousands):

Principal Repayment
as of December 31, 2018
2019	$6,000
2020	6,840
2021	—
2022	—
2023	—
Total principal repayments	$12,840

Capital Lease Obligations

The Company leases certain equipment under capital lease obligations expiring in October 2020. The balance of the capital lease obligations was $20,000 and $31,000 at December 31, 2018 and 2017, respectively.

Property and equipment under capital leases amounted to $31,000 at December 31, 2018 and 2017. Accumulated depreciation and amortization on these assets was $13,000 and $2,000 at December 31, 2018 and 2017, respectively.

Future minimum rental commitments under the Company’s capital lease obligations are $10,000 for each of the years ended December 31, 2019 and 2020.

7. Stockholders’ Equity

Common Stock

Common stockholders are entitled to dividends if and when declared by the board of directors. As of December 31, 2018, no dividends on common stock had been declared by the board of directors.

In February 2018, the Company completed a follow-on underwritten public offering of its common stock under its Registration Statement filed in November 2017 (File No. 333-221331), selling 3,772,447 shares of its common stock at an offering price of $7.00 per share for proceeds of $24.5 million, net of $1.9 million of underwriting discounts and commissions and other offering costs.

The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2018	2017
Options issued and outstanding	1,475,299	1,593,195
Shares available for future option grants	764,145	83,929
RSUs subject to future vesting	93,560	30,680
Common stock warrants	27,836	27,690
Total	2,360,840	1,735,494

Warrants

In connection with a credit facility, Silicon Valley Bank held warrants to purchase 9,229 shares of the Company’s common stock at an exercise price of $26.00 per share. These warrants were cancelled when the Company entered into the Amended Credit Facility (see Note 6) and the Company subsequently issued a warrant to SVB for the purchase of 9,375 shares of the Company’s common stock at an exercise price of $8.91 per share. The warrant can be exercised at any time and expires five years after the date of issuance. The Company estimated the fair value of the warrant as $43,000 on the date of issuance using the Black-Scholes option pricing model. The warrant was recorded as a discount to the debt and will be amortized into interest expense over the remaining term of the loan using the effective interest method.

In connection with the 2015 Credit Facility, Ares Venture Finance holds a warrant to purchase 18,461 shares of the Company’s common stock at an exercise price of $26.00 per share. The warrant can be exercised at any time and expires 10 years after the date of issuance.

8. Stock-Based Compensation

2016 Employee Incentive Plan

The Company’s board of directors adopted the 2016 Equity Incentive Plan (the 2016 Plan) on April 25, 2016, which was subsequently approved on September 20, 2016 by the Company’s stockholders. The 2016 Plan became effective on October 7, 2016, the date the Company’s registration statement was declared effective by the SEC.

The Company’s 2016 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation to employees, directors and consultants. In addition, the Company’s 2016 Plan provides for the grant of performance cash awards to employees, directors and consultants.

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

No further grants will be made under the Company’s 2008 Plan. However, any outstanding stock awards granted under the 2008 Plan will remain outstanding, subject to the terms of the Company’s 2008 Plan and the applicable stock award agreements, until such outstanding stock awards that are stock options are exercised or until they terminate or expire by their terms, or until such stock awards are fully settled, terminated or forfeited. At December 31, 2018, 407,780 options under the 2008 Plan remained outstanding.

Summary of Stock Option Activity

The following table summarizes the stock option and award activity for all grants under the 2008 Plan and 2016 Plan:

		Options Outstanding
			Weighted-	Weighted-
	Options and		Average	Average
	Awards		Exercise	Remaining	Aggregate
	Available for	Number of	Price Per	Contractual	Intrinsic
	Grant	Options	Share	Life (years)	Value
					(In thousands)
Balance—December 31, 2017	83,929	1,593,195	$8.88	6.6	$1,997
Immaterial prior period adjustment	(1,026)	11,477	4.84
Authorized	1,084,516	—	—
RSUs granted	(80,950)	—	—
RSUs cancelled/forfeited	3,000	—	—
Options granted	(434,665)	434,665	8.52
Options exercised	—	(448,411)	4.99		$1,915
Options cancelled/forfeited	109,341	(115,627)	8.68
Balance—December 31, 2018	764,145	1,475,299	$7.60	7.8	$284
Options exercisable—December 31, 2018		617,718	$6.79	6.4	$276

During the years ended December 31, 2018 and 2017, the Company granted options with a weighted-average grant date fair value of $4.45 and $6.48 per share, respectively.

The total fair value of options vested during the year was $1.9 million and $1.5 million, for the years ended December 31, 2018, and 2017, respectively.

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

The maximum aggregate number of shares of common stock that may be issued pursuant to the exercise of purchase rights under the Company’s ESPP that are granted to employees or to employees of any of the Company’s designated affiliates is 96,153 shares, subject to annual increases. The number of shares of common stock reserved for issuance under the Company’s ESPP will increase automatically each year, beginning on January 1, 2017, and continuing through and including January 1, 2026, by 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number as determined by the board of directors. In 2018 and 2017, there was an increase of 128,172 and 124,981 shares, respectively, reserved for issuance under the Company’s ESPP due to this provision. Shares subject to purchase rights granted under the Company’s ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company’s ESPP. There are two offering periods each year and each offering under the ESPP will consist of two purchase periods of approximately six months in duration and will run concurrently. The Company had 269,389 shares available for issuance under the Company’s ESPP as of December 31, 2018. Employees purchased 42,327 shares for $266,000 during the year ended December 31, 2018 and 37,590 shares for $256,000 during the year ended December 31, 2017.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares issued under the ESPP:

Year Ended December 31,
	2018	2017
Expected volatility	59.5 – 87.8%	49.3 – 72.7%
Risk-free interest rate	0.94 – 2.11%	0.49 – 1.02%
Expected term (in years)	0.5 – 1.0	0.5 – 1.0
Dividend yield	—%	—%

Modification of Stock-Based Awards

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

The following table summarizes RSU activity for the year ended December 31, 2018:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2017	30,680	$10.55
Granted	80,950	8.48
Vested	(15,070)	13.41
Cancelled/forfeited	(3,000)	8.10
Balance—December 31, 2018	93,560	$8.38

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of December 31, 2018, there was $594,000 of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.7 years.

Stock-based Compensation Expense

The Company recognized stock-based compensation expense from awards granted to employees and non-employees under its equity incentive plans and from its ESPP as follows, excluding amounts related to GLOBALFOUNDRIES, Inc. (GF) (in thousands):

	Year Ended December 31,
	2018	2017
Research and development	$492	$488
General and administrative	1,811	1,297
Sales and marketing	365	263
Total	$2,668	$2,048

As of December 31, 2018, there was $4.8 million of total unrecognized compensation expense related to unvested options which the Company expects recognize over a weighted-average period of 2.7 years. Compensation cost capitalized within inventory at December 31, 2018 and 2017 was not material.

Employee Stock-based Compensation

Stock-based compensation expense for employees was $2.6 million and $2.0 million, for the years ended December 31, 2018 and 2017, respectively.

The Company estimated the fair value of each option grant using the Black-Scholes option-pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the assumptions below.

Year Ended December 31,
	2018	2017
Expected volatility	51.9 – 56.6%	46.7 – 52.0%
Risk-free interest rate	2.64 - 2.94%	1.85 - 2.14%
Expected term (in years)	5.7 – 6.1	5.3 – 6.1
Dividend yield	—%	—%

Expected volatility. Since the Company does not have a sufficient trading history for its common stock, the expected volatility was derived from the average historical volatilities of publicly traded companies within a similar industry that are considered to be comparable to the Company’s business over a period approximately equal to the expected term for employees’ options.

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

Non-employee Stock-based Compensation

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options vest. During the year ended December 31, 2018, the Company granted options to purchase 8,400 shares of common stock to non-employees with a weighted-average exercise price of $8.91 per share. During the year ended December 31, 2017, the Company granted options to purchase 16,800 shares of common stock to non-employees with a weighted-average exercise price of $13.74 per share.

Options to purchase 43,865 shares and 37,872 shares of common stock were outstanding with a weighted-average exercise price of $9.25 and $9.16 per share as of December 31, 2018 and 2017, respectively. Stock-based compensation expense for non-employees was $31,000 and $69,000 for the years ended December 31, 2018 and 2017, respectively.

The Company believes that the fair value of the stock options is more reliably measurable than the fair value of services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2018	2017
Expected volatility	52.9 – 54.8%	46.7 – 60.5%
Risk-free interest rate	2.68 - 2.97%	2.09 – 2.44%
Expected term (in years)	8.0 – 8.8	7.2 – 9.6
Dividend yield	—%	—%

9. 401(k) Plan

The Company has a defined contribution employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer a portion of their annual compensation up to certain statutory limits. At the election of the Board of Directors, the Company may elect to match employee contributions but has not done so to date.

10. Significant Agreements

GLOBALFOUNDRIES, Inc. Joint Development Agreement

On October 17, 2014, the Company entered into a Joint Development Agreement (JDA) with GF for the joint development of the Company’s Spin Transfer Torque MRAM (STT-MRAM) technology. The term of the agreement is the later of four years from the effective date or until the completion, termination or expiration of the last statement of work entered into pursuant to the JDA. The JDA also states that the specific terms and conditions for the production and supply of the developed STT-MRAM technology would be pursuant to a separate manufacturing agreement entered into between the parties. In October 2018, the Company entered into the Third Amendment to the JDA with GF, which extended the term of the JDA until December 2019.

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

Generally, unless otherwise specified in the agreement or a statement of work, the Company and GF share project costs, which do not include personnel or production qualification costs, under the JDA. If GF manufactures, sells or transfers to customers wafers containing production quantified STT-MRAM devices that utilize certain design information, GF will be required to pay the Company a royalty.

The Company incurred project costs, recognized as research and development expense, of $5.8 million and $5.2 million during the years ended December 31, 2018 and 2017, respectively. The Company entered into a Statement of Work (SOW) and an Amendment to the SOW, under the JDA with GF effective August 2016 and June 2018 respectively. The Company is entitled to revenues under the SOW and its Amendment upon delivery and acceptance of product. The Company recognized revenue from GF of $1.0 million and $1.6 million for the year ended December 31, 2018 and 2017 respectively.

On October 21, 2014, GF participated, along with other investors, in the Company’s Series B redeemable convertible preferred stock financing and purchased 192,307 shares at $26.00 per share. Contemporaneously, the Company sold 461,538 shares of its common stock to GF at a discounted price of $0.00026 per share. The common shares vest upon the achievement of a goal as set forth in the Statement of Work #1 (the SOW) under the JDA. The Company has determined that the issuance of these shares of common stock to GF represents compensation for services to be provided under the JDA. Accordingly, the shares are accounted for similar to a stock award granted to a non-employee of the Company and are remeasured to their fair value as they vest. A total of 211,538 shares of common stock became vested on August 21, 2016, the designated Initial Measurement Date. The remaining shares vest on a monthly basis thereafter through October 21, 2018. As of December 31, 2018, all shares issued to GF were fully vested.

During the years ended December 31, 2018 and 2017, the Company recognized non-cash compensation expense of $0.8 million and $1.5 million, respectively, in research and development expense, related to the vesting of the shares of common stock.

Silterra Malaysia Sdn. Bhd. Joint Collaboration Agreement

In September 2018, the Company entered into a Joint Collaboration Agreement (JCA) with Silterra Malaysia Sdn. Bhd. (Silterra), and another third party. The JCA will create additional manufacturing capacity for the Company’s Toggle MRAM products. Initial production is expected to start in 2020. Under the JCA the Company will pay non-recurring engineering costs of $1.0 million. During the year ended December 31, 2018, the Company paid $0.8 million of JCA costs.

License Agreement

In March 2018, the Company entered into a global cross-license agreement with a customer pursuant to which the Company granted a worldwide, non-exclusive, non-transferable, irrevocable, royalty-bearing license under the Company’s patents to use, sell, import and export the Company’s products. Under the cross-license agreement, the Company received a non-refundable license fee and is entitled to quarterly royalty payments based upon low single digits of the average selling price of products covered under the license agreement. The license was transferred to the customer and the Company recognized revenue related to the non-refundable license fee during the year ended December 31, 2018. The cross-license agreement will remain in effect until the licensed patents have expired, been abandoned, or ruled invalid.

11. Geographic Information

Property and equipment, net by country was as follows (in thousands):

	December 31,
	2018	2017
United States	$2,714	$2,594
Singapore	912	696
Taiwan	258	656
Other	402	—
	$4,286	$3,946

Revenue from customers is designated based on the geographic region or country to which the product is delivered or licensee is located. Revenue by country was as follows (in thousands):

	Year Ended December 31,
	2018	2017
Japan	$10,254	$4,128
Germany	6,724	2,964
United States	6,746	4,759
China	5,083	2,588
Singapore	3,818	8,067
All other	16,792	13,430
Total revenue	$49,417	$35,936

12. Income Taxes

For the years ended December 31, 2018 and 2017, the Company recorded no provision or benefit for income taxes primarily due to losses incurred. The Company has incurred net operating losses for all the periods presented.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2018	2017
Tax at statutory federal rate	(21.0)%	(34.0)%
State taxes, net of federal benefit	(1.7)	(1.4)
Stock-based compensation	1.5	(0.8)
Nondeductible executive compensation	0.9	—
Change in valuation allowance	20.6	(34.2)
Federal tax rate change	—	70.2
Other	(0.3)	0.2
Provision for income taxes	(0.0)%	(0.0)%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$25,359	$22,586
Inventory	1,442	1,520
Accruals	760	401
Depreciation and amortization	88	60
Limitation on business interest	96	—
Stock-based compensation	1,416	1,228
Gross deferred tax assets	29,161	25,795
Valuation allowance	(29,073)	(25,721)
Deferred tax assets	88	74
Deferred tax liabilities:
Prepaid expenses	(88)	(74)
Deferred tax liabilities	(88)	(74)
Net deferred tax assets	$—	$—

The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets as of December 31, 2018 and 2017. In 2018, there was no utilization of the valuation allowance and the net valuation allowance increased by $3.4 million. In 2017, the valuation allowance decreased by $7.1 million, from the December 31, 2016 balance of $32.8 million, due to the Tax Cuts and Jobs Act, which was enacted in December 2017 and reduced the corporate tax rate from 34% to 21%. The rate reduction took effect on January 1, 2018. The carrying value of the Company’s deferred tax assets is also determined by the enacted US corporate income tax rate.

As of December 31, 2018, the Company had federal net operating loss carryforwards of approximately $112.3 million, of which $99.7 million will begin to expire in the year of 2028 if not utilized, and $12.6 million will carryover indefinitely. In addition, the Company had state net operating loss carryforwards of approximately $44.3 million, of which $43.5 million will begin to expire in 2023 if not utilized, and $0.8 million will carryover indefinitely.

The Tax Reform Act of 1986 (the Act) provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit the Company’s ability to utilize these carryforwards.

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company is subject to U.S. federal and state income tax examinations by authorities for all tax years beginning in 2008, due to the accumulated net operating losses that are being carried forward for tax purposes.

The Company has not identified any unrecognized tax benefits as of December 31, 2018 and 2017. As the Company has a full valuation allowance on its deferred tax assets, any unrecognized tax benefits would reduce the deferred tax assets and the valuation allowance in the same amount. The Company does not expect the amount of unrecognized tax benefits to materially change in the next twelve months.

13. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017
Numerator:
Net loss	$(17,754)	$(21,100)
Denominator:
Weighted-average common shares outstanding	16,413,733	12,640,094
Less: weighted-average unvested common shares subjected to repurchase	(41,095)	(155,110)
Weighted-average common shares outstanding used to calculate net loss per common share, basic and diluted	16,372,638	12,484,984
Net loss per common share, basic and diluted	$(1.08)	$(1.69)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2018	2017
Options to purchase common stock	1,475,299	1,593,195
Restricted stock units	93,560	30,680
Common stock subject to repurchase	—	96,153
Common stock warrants	27,836	27,690
Total	1,596,695	1,747,718

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our management team, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2018.

Based on this evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2018, based on the material weakness described below.

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

The following report is provided by management in respect of our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act):

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management used the Committee of Sponsoring Organizations of the Treadway Commission Internal Control - Integrated Framework (2013), or the COSO framework, to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 and has concluded that such internal control over financial reporting was not effective, based on the material weakness described below.

Material weakness in internal control over financial reporting.

In connection with the preparation of our unaudited condensed financial statements for the quarter ended September 30, 2018, we identified an error in the previously filed financial statements that caused us to restate and amend our previously issued condensed financial statements and related financial information as of and for the three and six months ended June 30, 2018. This error was the result of a material weakness in our internal control over financial reporting, which continued to exist at December 31, 2018. Specifically, (i) our information technology systems did not provide management the ability to accurately monitor inventory movements and quantities at third-party locations, (ii) internal processes to provide for clear communication between operational and financial personnel within the company were insufficient, and (iii) we had insufficient personnel with the appropriate level of experience to prevent and detect errors on a timely basis in our financial statements.

To remediate this material weakness, we are taking the following actions:

•

We are currently updating our information technology tools, including our ERP system to enhance our ability to monitor inventory and its movement through our manufacturing process and provide checks and balances to third-party reports.

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

Changes in internal control over financial reporting.

Except for the actions to remediate the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the year ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2019 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2018, under the headings “Management,” “Proposal 1 - Election of Directors,” “Board Committees and Meetings,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” and “Compensation of Non-Employee Board Members” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Party Transactions” and “Proposal 1 - Election of Directors”, respectively, in our Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our Proxy Statement.

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

3. Exhibits

EXHIBIT INDEX

†
		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8‑K	001‑37900	3.1	10/13/2016

3.2	Amended and Restated Bylaws.	S‑1	333‑213569	3.6	9/09/2016

4.1	Form of Common Stock Certificate of the registrant.	S‑1	333‑213569	4.1	9/09/2016

4.2	Warrant to Purchase Common Stock, dated as of July 6, 2018, between the registrant and Silicon Valley Bank.	10-Q	001-37900	4.2	08/09/2018

4.3	Reference is made to Exhibits 3.1 and 3.2.

10.1†	Form of Indemnity Agreement between the registrant and its directors and officers.	S‑1	333‑213569	10.1	9/09/2016

10.2†	2008 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1/A	333‑213569	10.2	9/26/2016

10.3†	Amended and Restated 2016 Equity Incentive Plan.	8-K	001-37900	10.1	5/22/2018

10.4†	Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise used with the 2016 Equity Incentive Plan.	S-1/A	333‑213569	10.3	9/26/2016

10.5†	Form of Restricted Stock Unit Award Agreement under the 2016 Equity Incentive Plan.	10-Q	001‑37900	10.3	11/13/2017

10.6†	2016 Employee Stock Purchase Plan.	S-1/A	333‑213569	10.4	9/26/2016

10.7	Lease, dated as of June 6, 2008, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333‑213569	10.5	9/09/2016

10.8	Amendment No. 1 to Lease, dated as of February 2, 2009, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333‑213569	10.6	9/09/2016

10.9	Amendment No. 2 to Lease, dated as of February 18, 2010, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333‑213569	10.7	9/09/2016

10.10	Amendment No. 3 to Lease, dated as of July 20, 2011, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333‑213569	10.8	9/09/2016

10.11	Amendment No. 4 to Lease, dated as of June, 2014 by and between the registrant and Freescale Semiconductor, Inc.	S-1	333‑213569	10.9	9/09/2016

10.12	Amendment No. 5 to Lease, dated as of March 22, 2017 by and between the registrant and Freescale Semiconductor, Inc.	8-K	001‑37900	10.1	3/28/2017

10.13	Amendment No. 6 to Lease, dated as of October 31, 2017 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.)	10-K	001‑37900	10.40	3/15/2018

10.14	Amendment No. 7 to Lease, effective as of June 30, 2018 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.)	10-Q	001-37900	10.1	11/14/2018

10.15	Loan and Security Agreement, dated as of May 4, 2017 by and between the registrant and Silicon Valley Bank.	8-K	001‑37900	10.1	5/9/2017

10.16	First Amendment to Loan and Security Agreement, dated as of July 6, 2018 by and between the registrant and Silicon Valley Bank.	10-Q	001-37900	10.2	8/9/2018

10.17	Office Lease Agreement, dated as of January 7, 2011 by and between the registrant and Jutland 4141 Investments, Ltd dba Chandler Office Center.	S-1	333‑213569	10.16	9/09/2016

10.18	Lease Termination Agreement, dated as of April 12, 2018, by and between the registrant and Jutland 4141 Investments, Ltd.	10-Q	001-37900	10.4	8/9/2018

10.19	Commercial Industrial Lease Agreement, dated as of May 18, 2012 by and between the registrant and Principal Life Insurance Company.	S-1	333‑213569	10.17	9/09/2016

10.20	Amendment No. 1 to Commercial Industrial Lease Agreement, dated August 12, 2016 by and between the registrant and Legacy Stonelake JV-T, LLC, successor in interest to Principal Life Insurance Company.	S-1	333‑213569	10.22	9/09/2016

10.21	Sublease Agreement, dated January 31, 2017 by and between the registrant and NXP USA, Inc. and Consent to of Landlord to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001‑37900	10.1	3/28/2017

10.22	First Amendment to Sublease Agreement, dated February 13, 2017, by and between the registrant and NXP USA, Inc. and Consent to of Landlord to Amendment to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001‑37900	10.2	3/28/2017

10.23	Second Amendment to Sublease Agreement dated March 2, 2017 by and between the Company and NXP USA, Inc. and Consent of Landlord to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001‑37900	10.3	3/28/2017

10.24	Third Amendment to Sublease Agreement, dated October 17, 2017 by and between the registrant and NXP USA, Inc. and Consent of Landlord to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	10-K	001‑37900	10.39	3/15/2018

10.25+	STT-MRAM Joint Development Agreement, dated as of October 17, 2014 by and between the registrant and GLOBALFOUNDRIES Inc.	S-1	333‑213569	10.18	9/09/2016

10.26+	Amendment No. 1 to the STT-MRAM Joint Development Agreement, dated as of May 27, 2016 by and between the registrant and GLOBALFOUNDRIES Inc.	S-1	333‑213569	10.19	9/09/2016

10.27*++	Amendment No. 3 to the STT-MRAM Joint Development Agreement, effective as of January 1, 2018 by and between the registrant and GLOBALFOUNDRIES Inc.

10.28+	Manufacturing Agreement, dated as of October 23, 2014 by and between the registrant and GLOBALFOUNDRIES Singapore Pte. Ltd.	S-1	333‑213569	10.20	9/09/2016

10.29	Restricted Stock Purchase Agreement, dated as of October 21, 2014 by and between the registrant and GLOBALFOUNDRIES Inc.	S-1	333‑213569	10.21	9/09/2016

10.30	Common Stock Purchase Agreement, dated as of September 23, 2016 by and between the registrant and GigaDevice (HK) Limited.	S-1/A	333‑213569	10.23	9/26/2016

10.31†	Non-employee Director Compensation.	10-Q	001‑37900	10.4	11/18/2016

10.32†	Executive Compensation Information.	8-K	001‑37900	Item 5.02	1/23/2017

10.33†	Executive Employment Agreement, dated as of April 25, 2016 by and between the registrant and Phillip LoPresti.	S-1	333‑213569	10.14	9/09/2016

10.34†	Separation and Consulting Agreement, dated as of August 23, 2017 by and between the registrant and Phillip LoPresti.	10-Q	001‑37900	10.2	11/13/2017

10.35†	Executive Employment Agreement, dated as of April 25, 2016 by and between the registrant and Dr. Jon Slaughter.	10-K	001‑37900	10.25	3/29/2017

10.36†	Executive Employment Agreement, dated as of April 26, 2017 by and between the registrant and Annie Flaig.	10-Q	001‑37900	10.2	8/11/2017

10.37†*	Separation Agreement, dated November 8, 2018 by and between the registrant and Annie Flaig.

10.38†	Executive Employment Agreement, dated as of August 18, 2017 between the registrant and Kevin Conley.	8-K	001‑37900	10.1	8/23/2017

10.39†	Executive Employment Agreement, dated as of January 9, 2017 by and between the registrant and Patrick Patla.	10-K	001‑37900	10.38	3/15/2018

10.40	Separation Agreement, dated as of June 6, 2018 by and between the registrant and Patrick Patla.	10-Q	001-37900	10.3	8/9/2018

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

++Confidential treatment has been requested for certain portions of this exhibit.

†Indicates a management contract or compensatory plan.

(b) We have filed, or incorporated into this Annual Report on Form 10‑K by reference, the exhibits listed on the Exhibit Index immediately above.

(c) See Item 15(a)2 above.

Item 16. Form 10-K Summary

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chandler, Arizona, on March 15, 2019.

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

Signature	Title	Date

/s/ Kevin Conley	President and Chief Executive Officer	March 15, 2019
Kevin Conley	(Principal Executive Officer)

/s/ Jeffrey Winzeler	Chief Financial Officer	March 15, 2019
Jeffrey Winzeler	(Principal Financial and Accounting Officer)

/s/ Lawrence G. Finch	Director	March 15, 2019
Lawrence G. Finch

/s/ Ronald C. Foster	Director	March 15, 2019
Ronald C. Foster

/s/ Stephen J. Socolof	Director	March 15, 2019
Stephen J. Socolof

/s/ Peter Hébert	Director	March 15, 2019
Peter Hébert

/s/ Geoffrey R. Tate	Director, Lead Director	March 15, 2019
Geoffrey R. Tate

/s/ Mike Gustafson	Director	March 15, 2019
Mike Gustafson

/s/ Darin Billerbeck	Director	March 15, 2019
Darin Billerbeck

/s/ Geoff Ribar	Director	March 15, 2019
Geoff Ribar