Form 10-Q
period 2019-03-31
EVERSPIN TECHNOLOGIES INC
filed 2019-05-09
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	MRAM	The Nasdaq Stock Market

The number of shares of Registrant’s Common Stock outstanding as of May 1, 2019 was 17,131,780.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$18,515	$23,379
Accounts receivable, net	5,982	7,522
Inventory	9,659	9,097
Prepaid expenses and other current assets	595	688
Total current assets	34,751	40,686
Property and equipment, net	4,108	4,286
Right-of-use assets	3,272	—
Other assets	73	73
Total assets	$42,204	$45,045

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,692	$2,637
Accrued liabilities	4,424	5,001
Current portion of long-term debt	5,972	5,977
Lease liabilities	1,542	—
Total current liabilities	13,630	13,615
Long-term debt, net of current portion	5,075	6,509
Lease liabilities, net of current portion	2,117	—
Total liabilities	20,822	20,124
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 17,108,063 and 17,095,456 shares issued and outstanding as of March 31, 2019 and December 31, 2018	2	2
Additional paid-in capital	159,629	158,912
Accumulated deficit	(138,249)	(133,993)
Total stockholders’ equity	21,382	24,921
Total liabilities and stockholders’ equity	$42,204	$45,045

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Product sales	$9,023	$9,365
Licensing, royalty, and other revenue	1,003	5,488
Total revenue	10,026	14,853
Cost of sales	5,241	4,898
Gross profit	4,785	9,955
Operating expenses:
Research and development	3,998	6,480
General and administrative	3,595	3,219
Sales and marketing	1,364	1,366
Total operating expenses	8,957	11,065
Loss from operations	(4,172)	(1,110)
Interest expense	(211)	(211)
Other income, net	127	44
Net loss and comprehensive loss	$(4,256)	$(1,277)
Net loss per common share, basic and diluted	$(0.25)	$(0.09)
Weighted-average shares used to compute net loss per common share, basic and diluted	17,097,999	14,789,036

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	17,095,456	2	158,912	(133,993)	24,921
Issuance of common stock under stock incentive plans	12,607	—	13	—	13
Stock-based compensation expense	—	—	704	—	704
Net loss	—	—	—	(4,256)	(4,256)
Balance at March 31, 2019	17,108,063	$2	$159,629	$(138,249)	$21,382

	Three Months Ended March 31, 2018
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	12,817,201	1	128,422	(117,539)	10,884
Adjustment to opening balance for adoption of new accounting standard	—	—	—	1,300	1,300
Issuance of common stock in secondary offering, net of issuance costs	3,772,447	1	24,608	—	24,609
Issuance of common stock under stock incentive plans	58,229	—	309	—	309
Compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES	—	—	237	—	237
Stock-based compensation expense	—	—	625	—	625
Net loss	—	—	—	(1,277)	(1,277)
Balance at March 31, 2018	16,647,877	$2	$154,201	$(117,516)	$36,687

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(4,256)	$(1,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	393	373
Loss on disposal of property and equipment	20	—
Stock-based compensation	704	625
Non-cash interest expense	81	100
Compensation expense related to vesting of common stock to GLOBALFOUNDRIES	—	237
Changes in operating assets and liabilities:
Accounts receivable	1,540	(5,580)
Inventory	(562)	888
Prepaid expenses and other current assets	93	(617)
Other assets	—	(20)
Accounts payable	(955)	1,315
Accrued liabilities	(187)	257
Lease liabilities	(20)	—
Shipping term reversal	—	(39)
Net cash used in operating activities	(3,149)	(3,738)
Cash flows from investing activities
Purchases of property and equipment	(225)	(244)
Net cash used in investing activities	(225)	(244)
Cash flows from financing activities
Proceeds from the issuance of common stock, net of offering costs	—	24,609
Payments on debt	(1,500)	—
Payments on finance lease obligation	(3)	(3)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	13	309
Net cash (used in) provided by financing activities	(1,490)	24,915
Net (decrease) increase in cash and cash equivalents	(4,864)	20,933
Cash and cash equivalents at beginning of period	23,379	12,950
Cash and cash equivalents at end of period	$18,515	$33,883
Supplementary cash flow information:
Interest paid	$135	$111
Operating cash flows paid for operating leases	$416	$—
Financing cash flows paid for finance leases	$3	$—
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable	$20	$73

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Notes to Unaudited Condensed Financial Statements

1. Organization and Nature of Business

Everspin Technologies, Inc. (the Company) was incorporated in Delaware on May 16, 2008. The Company’s magnetoresistive random-access memory  (MRAM) solutions offer the persistence of non-volatile memory with the speed and endurance of random-access memory (RAM) and enable the protection of mission critical data particularly in the event of power interruption or failure. The Company’s MRAM solutions allow its customers in the industrial, automotive, transportation, and enterprise storage markets to design high performance, power efficient and reliable systems without the need for bulky batteries or capacitors.

Ability to continue as a going concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. Management expects operating losses and cash flow deficits to continue for the foreseeable future. The Company’s ability to achieve profitability is dependent primarily on its ability to gain market share for both its Toggle MRAM and STT MRAM products. These conditions, and our cash balances, raise doubt about the Company’s ability to continue as a going concern for at least a year after the issuance date of the accompanying condensed financial statements. The Company plans to address these conditions by reductions in spending, improvements in product margins, increasing revenue, raising capital through equity or debt financings, licensing of its Intellectual Property, or a combination thereof. There is no assurance, however, that the Company will be successful in these plans. If additional funding is available, there is no assurance that it will be available on terms acceptable to the Company. The accompanying condensed financial statements do not include any adjustments that may be needed if the Company were unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Accounts receivable, net

The Company estimates credits to distributors based on the historical rate of credits provided to distributors relative to sales. At March 31, 2019, the allowance for product returns and the allowance for price concessions were $96,000 and $26,000, respectively. At December 31, 2018, the allowance for product returns and the allowance for price concessions were $144,000 and $569,000, respectively.

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Trade accounts receivable	$5,077	$7,297
Unbilled accounts receivable	1,027	938
Allowance for accounts receivable	(122)	(713)
Accounts receivable, net	$5,982	$7,522

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

	Revenue		Accounts Receivable, net
	Three Months Ended		As of
	March 31,		March 31,	December 31,
Customers	2019	2018	2019	2018
Customer A	15%	*	11%	*
Customer B	12%	13%	*	*
Customer C	11%	*	*	*
Customer D	11%	*	12%	11%
Customer E	*	34%	*	*
Customer F	*	*	20%	23%
Customer G	*	*	17%	21%
Customer H	*	*	*	11%

*Less than 10%

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

Level 2— Inputs, other than quoted prices for identical assets or liabilities in active markets, which are observable either directly or indirectly; and

Level 3— Unobservable inputs in which there is little or no market data requiring the reporting entity to develop its own assumptions

The carrying value of accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments. As of March 31, 2019, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments consist of Level 1 assets. Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds that are included in cash equivalents.

The following tables sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$18,611	$—	$—	$18,611
Total assets measured at fair value	$18,611	$—	$—	$18,611

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$23,478	$—	$—	$23,478
Total assets measured at fair value	$23,478	$—	$—	$23,478

Leases

The Company leases office, lab, manufacturing space and equipment in various locations with initial lease terms of up to five years.  These leases require monthly lease payments that may be subject to annual increases throughout the lease term.  The terms of these leases also include renewal options at the election of the Company to renew or extend the lease for a range of an additional two to five years. These optional periods have not been considered in the determination of the right-of-use-assets (ROU) or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options.

The Company determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The classification of the Company's leases as operating or finance leases along with the initial measurement and recognition of the associated ROU assets and lease liabilities is performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. The Company’s uses its incremental borrowing rate, based on the information available at commencement date, to determine the present value of lease payments when its leases do not provide an implicit rate. The Company uses the implicit rate when readily determinable. The ROU asset is based on the measurement of the lease liability, includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Amortization expense for ROU assets associated with finance leases is recognized on a straight-line basis over the shorter of the useful life of the asset or the lease term and interest expense associated with finance leases is recognized on the balance of the lease liability using the effective interest method based on the estimated incremental borrowing rate.

The Company has lease agreements with lease and non-lease components. The Company has elected to not separate lease and non-lease components for any leases involving real estate and office equipment classes of assets and, as a result, accounts for the lease and non-lease components as a single lease component. The Company will separate lease and non-lease components for any leases involving manufacturing facility classes of assets. Further, the Company elected the short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to leases with terms of 12 months or less (short-term leases) for all classes of assets. As of March 31, 2019, the Company did not have any short-term leases.

Operating leases are included in right-of-use assets, lease liabilities, and lease liabilities, net of current portion in the Company’s balance sheet. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the Company’s balance sheet.

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

Stock-based compensation expense for options granted to non-employees as consideration for services received is measured on the date of performance at the fair value of the consideration received or the fair value of the equity instruments issued, using the Black-Scholes option-pricing model, whichever can be more reliably measured. Compensation expense for options granted to non-employees is recognized as the underlying options vest. The Company has made an accounting policy election to account for forfeitures as they occur, rather than estimating expected forfeitures at the time of the grant. In addition, the Company made an accounting policy election to use the contractual term as the expected term rather than estimating the expected term.

Recently Adopted Pronouncements

In February 2016, the FASB issued ASU No. 2016 02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding ROU asset for leases with a lease-term of more than 12 months. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 Leases and ASU No. 2018-11, Leases (Topic 842) Targeted Improvements. ASU 2018-10 clarifies how to apply certain aspects of ASU 2016-02. The Company adopted this standard on January 1, 2019, using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Topic 842 permits the application of certain practical expedients, of which the Company elected the “package of three” expedient, that eliminated the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. Further, the Company elected the short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to short-term leases.

Upon adoption of Topic 842, on January 1, 2019, the Company recorded an operating lease ROU asset of $3.6 million, operating lease liabilities of $4.0 million, and derecognized the deferred rent liability of $390,000. The accounting for the Company’s finance leases remained substantially unchanged.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The ASU expands the scope of Topic 718, (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606. The Company adopted this standard on January 1, 2019 and the impact of its adoption on the Company’s financial statements was not material.

Recently Issued Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements Financial Instruments-Credit Losses (Topic 326). The new ASU provides narrow-scope amendments to help apply ASU No. 2016-13.  The Company is evaluating the impact of the adoption of ASU 2016-13 on its financial statements.

3. Revenue

The Company sells the majority of its products to its distributors, but also recognizes revenue under licensing and royalty agreements. The following table presents the Company’s revenues disaggregated by sales channel, (in thousands):

	Three Months Ended March 31,
	2019	2018
Distributor	$7,185	$8,145
Non-distributor	2,841	6,708
Total revenue	$10,026	$14,853

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended March 31,
	2019	2018
Point in time	$9,451	$14,472
Over time	575	381
Total revenue	$10,026	$14,853

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended March 31,
	2019	2018
Product sales	$9,023	$9,365
License fees	—	5,000
Royalties	428	107
Other revenue	575	381
Total revenue	$10,026	$14,853

The Company recognizes revenue in three primary geographic regions: North America; Europe, Middle East and Africa (EMEA); and Asia-Pacific and Japan (APJ).  The following table presents the Company’s revenues disaggregated by the geographic region to which the product is delivered or licensee is located (in thousands):

	Three Months Ended March 31,
	2019	2018
North America	$2,189	$1,731
EMEA	2,634	3,051
APJ	5,203	10,071
Total revenue	$10,026	$14,853

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Raw materials	$215	$288
Work-in-process	6,274	6,759
Finished goods	3,170	2,050
Total inventory	$9,659	$9,097

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued payroll-related expenses	$1,011	$1,558
Accrued joint development agreement expenses	750	661
Accrued inventory	1,821	1,678
Deferred rent	—	390
Other	842	714
Total accrued liabilities	$4,424	$5,001

5. Leases

During 2017, the Company entered into an operating lease for 27,974 square feet of office space for its corporate headquarters located in Chandler, Arizona, that expires in January 2022. The Company has the option to renew the lease through August 2024;  however, the Company does not consider it reasonably certain it will exercise the renewal option.

 The Company leases office and lab space for its design facility located in Austin, Texas, under an operating lease that expires in January 2022. The Company has the option to renew the lease for an additional five years;  however, the Company does not consider it reasonably certain it will exercise the renewal option.

The Company has another operating lease for its Arizona manufacturing facility, which includes office and fabrication space. This lease is cancellable upon 24 months’ notice by either of the parties and expires in January 2021.

The undiscounted future non-cancellable lease payments under the Company’s leases were as follows (in thousands):

As of March 31, 2019	Operating Leases	Finance Lease	Total
2019 (remaining nine months)	$1,272	$8	$1,280
2020	1,728	10	1,738
2021	851	—	851
2022	47	—	47
2023	—	—	—
Thereafter	—	—	—
Total undiscounted lease payments	3,898	18	3,916
Less: Present value adjustment	(256)	(1)	(257)
Total lease liability	3,642	17	3,659
Less: Current portion of lease liability	(1,532)	(10)	(1,542)
Total lease liability, net of current portion	$2,110	$7	$2,117

As determined under ASC 840, the future minimum rental commitments under the Company’s operating leases at December 31, 2018 were as follows (in thousands):

Year Ending December 31,	Amount
2019	$1,645
2020	1,701
2021	846
2022	47
2023	—
Thereafter	—
Total minimum lease payments	$4,239

Other information related to the Company's lease liabilities was as follows:

As of March 31, 2019	Operating leases	Finance lease
Weighted-average remaining lease term (years)	2.36	1.67
Weighted-average discount rate	6.00%	3.50%

Lease costs for the Company’s operating leases were $396,000 and $327,000, respectively, for the three months ended March 31, 2019 and 2018. Variable lease payments for operating leases were immaterial for the three months ended March 31, 2019 and 2018. Lease costs for the Company’s finance lease were immaterial for the three months ended March 31, 2019 and 2018.

6. Debt

2017 Credit Facility

On May 4, 2017, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (2017 Credit Facility) for a $12.0 million term loan. The term loan provided for interest at a floating rate equal to the prime rate minus 0.75%.  The term loan provided for a period of interest-only payments through April 30, 2018, followed by fixed principal and interest payments based on a 24-month amortization schedule. An end of term fee of 6% of the amount borrowed must be made when the loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise.

On July 6, 2018, the Company entered into the First Amendment to the 2017 Credit Facility (the Amended Credit Facility). The Amended Credit Facility extended the period of interest-only payments through December 31, 2018, followed by fixed principal and interest payments based on either a 24-month or a 36-month amortization schedule if the Company achieves certain milestones. As of September 30, 2018, the Company determined it would not meet the milestones, therefore, the Amended Credit Facility is based on a 24-month amortization schedule and matures in December 2020. The Amended Credit Facility provides for interest at a floating rate equal to the prime rate minus 0.75%.  As of March 31, 2019, the interest rate was 4.75%.  The terms of the Amended Credit Facility included the refund of $1.0 million in principal payments previously made by the Company. An end of term fee of 7% of the amount borrowed must be made when the loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment is being accreted using the effective interest method. As of March 31, 2019, the effective interest rate under the Amended Credit Facility was 7.77%.

The Company is permitted to make voluntary prepayments of the Amended Credit Facility with a prepayment fee, calculated as of the effective date of the first amendment, equal to (i) $240,000 during the first 12 months and (ii) $120,000 if prepaid in months 13-24.  The Company is required to make mandatory prepayments of the outstanding loan upon the acceleration by lender following the occurrence of an event of default, along with a payment of the end of term fee, the prepayment fee and any other obligations that are due and payable at the time of prepayment. In the event of default, the interest rate in effect will increase by 5.0% per annum.

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

Security for the Amended Credit Facility includes all of the Company’s assets except for intellectual property. The Company is required to comply with certain covenants under the Amended Credit Facility, including requirements to maintain a minimum liquidity ratio, meet certain revenue targets, and restrictions on certain actions without the consent of the lender, such as limitations on its ability to engage in mergers or acquisitions, sell assets, enter into transactions involving related parties, incur indebtedness or grant liens or negative pledges on its assets, make loans or make other investments. Under these covenants, the Company is prohibited from paying cash dividends with respect to its capital stock. The Company was in compliance with all covenants at March 31, 2019.  The Amended Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the term loan. As of March 31, 2019, management does not believe that it is probable that the clause will be triggered within the next twelve months, and therefore the term loan is classified as long-term.

The carrying value of the Company’s Amended Credit Facility at March 31, 2019 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$6,000	$5,340	$11,340
Unamortized debt discounts	(28)	(265)	(293)
Net carrying value	$5,972	$5,075	$11,047

The carrying value of the Company’s Amended Credit Facility at December 31, 2018 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$6,000	$6,840	$12,840
Unamortized debt discounts	(33)	(341)	(374)
Net carrying value	$5,967	$6,499	$12,466

The table below includes the principal repayments due under the Amended Credit Facility as of March 31, 2019 (in thousands):

Principal Repayment
as of March 31, 2019
2019 (remaining nine months)	$4,500
2020	6,840
2021	—
2022	—
2023	—
2024	—
Total principal repayments	$11,340

7. Stock-Based Compensation

The following table summarizes the stock option and award activity for the three months ended March 31, 2019:

		Options Outstanding
			Weighted-	Weighted-
	Options and		Average	Average
	Awards		Exercise	Remaining	Aggregate
	Available for	Number of	Price Per	Contractual	Intrinsic
	Grant	Options	Share	Life (years)	Value
					(In thousands)
Balance—December 31, 2018	764,145	1,475,299	$7.60	7.8	$284
Authorized	512,864	—	—
RSUs granted	(92,000)	—	—
RSUs cancelled/forfeited	7,250	—	—
Options granted	(417,000)	417,000	6.54
Options exercised	—	(2,705)	4.83		$80
Options cancelled/forfeited	92,250	(93,491)	9.04
Balance—March 31, 2019	867,509	1,796,103	$7.28	8.2	$1,468
Options exercisable—March 31, 2019		727,511	$6.82	7.1	$901

The total grant date fair value of options vested was $710,000 and $377,000 during the three months ended March 31, 2019 and 2018, respectively.

The weighted-average grant date fair value of employee options granted during the three months ended March 31, 2019 and 2018 was $4.00 and $4.74 per share, respectively.

2016 Employee Stock Purchase Plan

In January 2019, there was an increase of 170,955 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP). The Company had 440,344 shares available for future issuance under the Company’s ESPP as of March 31, 2019. Employees did not purchase any shares during the three months ended March 31, 2019 and 2018.

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

Restricted Stock Units

The following table summarizes Restricted Stock Units (RSUs) activity for the three months ended March 31, 2019:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2018	93,560	$8.38
Granted	92,000	6.57
Vested	(9,902)	8.93
Cancelled/forfeited	(7,250)	8.22
Balance—March 31, 2019	168,408	$7.36

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of March 31, 2019, there was $1.1 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 3.2 years.

Stock-based Compensation Expense

The Company recognized stock-based compensation expense from awards granted to employees and non-employees under its equity incentive plans and from its ESPP as follows, excluding amounts related to GLOBALFOUNDRIES, Inc. (GF) (in thousands):

	Three Months Ended
	2019	2018
Research and development	$147	$108
General and administrative	509	433
Sales and marketing	48	84
Total	$704	$625

As of March 31, 2019, there was $5.8 million of total unrecognized compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 2.9 years. Compensation cost capitalized within inventory at December 31, 2019 and 2018 was not material.

8.  Significant Agreements

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

The Company incurred project costs, recognized as research and development expense, of $0.8 million and $2.1 million for the three months ended March 31, 2019 and 2018 respectively. The Company entered into a  Statement of Work (SOW) and an Amendment to the SOW, under the JDA with GF effective August 2016 and June 2018, respectively. The Company is entitled to revenues under the SOW and its Amendment upon delivery and acceptance of product.  The Company did not recognize any revenue from GF in the three months ended March 31, 2019 and 2018.

On October 21, 2014, GF participated, along with other investors, in the Company’s Series B redeemable convertible preferred stock financing and purchased 192,307 shares at $26.00 per share. Contemporaneously, the Company sold 461,538 shares of its common stock to GF at a discounted price of $0.00026 per share. The common shares vest upon the achievement of a goal as set forth in the Statement of Work #1 (the SOW) under the JDA. The unvested common shares are subject to repurchase by the Company, if the JDA is terminated for any reason, for a one-year period after such termination, at a price that is the lower of the original price paid by GF or the fair value of the

Company’s common stock as of the date of repurchase. The Company has determined that the issuance of these shares of common stock to GF represents compensation for services to be provided under the JDA. Accordingly, the shares are accounted for similar to a stock award granted to a non-employee of the Company and are remeasured to their fair value as they vest. A total of 211,538 shares of common stock became vested on August 21, 2016, the designated Initial Measurement Date. The remaining shares vested on a monthly basis through October 21, 2018. The Company recognized non-cash compensation expense of $237,000 during the three months ended March 31, 2018, in research and development expense related to the vesting of the shares of common stock. As of December 31, 2018, all shares issued to GF were fully vested.

Silterra Malaysia Sdn. Bhd. Joint Collaboration Agreement

In September 2018, the Company entered into a Joint Collaboration Agreement (JCA) with Silterra Malaysia Sdn. Bhd. (Silterra), and another third party. The JCA will create additional manufacturing capacity for the Company’s Toggle MRAM products.  Initial production is expected to start in 2020. Under the JCA the Company will pay non-recurring engineering costs of $1.0 million. During the three months ended March 31,  2019, the Company paid $0.1 million of JCA costs.

License Agreement

In March 2018, the Company entered into a global cross-license agreement with a customer pursuant to which the Company granted a worldwide, non-exclusive, non-transferable, irrevocable, royalty-bearing license under the Company’s patents to use, sell, import and export the Company’s products. Under the cross-license agreement, the Company received a non-refundable license fee and is entitled to annual royalty payments based upon low single digits of the average selling price of products covered under the license agreement. The license was transferred to the customer and the Company recognized the non-refundable license fee during the three months ended March 31,  2018. The cross-license agreement will remain in effect until the licensed patents have expired, been abandoned, or ruled invalid.

9. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended
	2019	2018
Numerator:
Net loss	$(4,256)	$(1,277)
Denominator:
Weighted-average common shares outstanding	17,097,999	14,872,369
Less: weighted-average unvested common shares subjected to repurchase	—	(83,333)
Weighted-average common shares outstanding used to calculate net loss per common share, basic and diluted	17,097,999	14,789,036
Net loss per common share, basic and diluted	$(0.25)	$(0.09)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	1,796,103	1,766,959
Restricted stock units	168,408	66,630
Common stock subject to repurchase	—	67,307
Common stock warrants	27,836	27,690
Total	1,992,347	1,928,586

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes included in Part I, Item 1 of this report and with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Overview

We are the leading provider of MRAM solutions. Our MRAM solutions offer the persistence of non-volatile memory, a type of memory that retains information even in the absence of power, with the speed and endurance of random-access memory (RAM). This enables the protection of mission critical data particularly in the event of power interruption or failure. Our MRAM solutions allow our customers in the industrial, automotive and transportation, and enterprise storage markets to design high performance, power efficient and reliable systems without the need for bulky batteries or capacitors.

We derive our revenue from the sale of MRAM-based products in discrete unit form, the sale of services, licenses of and royalties on our MRAM and magnetic sensor technology, the sale of backend foundry services and design services to third parties.

We work directly with our distributors and customers to have our MRAM devices designed into and qualified for their products. Although we maintain direct sales, support, and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 72% and 55% of our revenue from products sold through distributors for the three months ended March 31, 2019 and 2018, respectively.

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

	Three Months Ended March 31,
	2019	2018
North America	$2,189	$1,731
EMEA	2,634	3,051
APJ	5,203	10,071
	$10,026	$14,853

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

During the three months ended March 31, 2019, we continued to invest in research and development to support current and future MRAM technologies and products including our Spin Transfer Torque MRAM (STT-MRAM) technology.  We believe this investment will allow us to continue to develop MRAM based products in response to market needs.  Our research and development expenses were $4.0 million and $6.5 million for the three months ended March 31, 2019 and 2018 respectively. We expect our future research and development expenses to fluctuate quarterly depending on the qualification cycle of our technologies and products.

We recorded revenue of $10.0 million and $14.9 million for the three months ended March 31, 2019 and 2018, respectively; gross margin was 47.7% and 67.0% for the three months ended March 31, 2019 and 2018, respectively; and our net loss was $4.3 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively.  The decline in revenue was primarily attributable to a one time licensing fee for our IP recognized in the three months ended March 31, 2018.  As the licensing fee had no associated cost of sales, our resulting gross margin was uncharacteristically high in the same quarter.

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

The following table presents a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	2019	2018
Adjusted EBITDA reconciliation:
Net loss	$(4,256)	$(1,277)
Depreciation and amortization	393	373
Stock-based compensation expense	704	625
Compensation expense related to vesting of GLOBALFOUNDRIES common stock	—	237
Interest expense	211	211
Adjusted EBITDA	$(2,948)	$169

Factors Affecting Our Results of Operations

Design wins. To continue to grow our revenue, we must continue to achieve design wins for our MRAM products. We consider a design win to occur when an original equipment manufacturer (OEM) or contract manufacturer notifies us that it has qualified one of our products as a component in a product or system for production. Because the life cycles for our customers’ products can last for many years, if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win. Any delay in the development of our products, or failure of our customers to adopt our products, could inhibit revenue growth or cause declines, which would significantly harm our business. In the fourth quarter of 2017, we recorded revenue for our first sale of 40nm 256Mb STT-MRAM products and we ramped up production in 2018

Customer acceptance of our technology and customer product success. For our customers to use our products, they may have to redesign certain components of their existing designs. We have established relationships with several storage controller and Field Programmable Gate Array (FPGA) companies, including Xilinx and Lattice as well as IP core companies, including Cadence, Synopsys, and Northwest Logic, to facilitate the integration of our MRAM solutions into our customers end products. Delays in our customers’ design cycles may have adverse effects on the demand, and therefore sales, of our products.

Customer concentration.  A relatively small number of end customers have historically accounted for a significant percentage of our revenue. Revenue, including through distributors, from our four largest end customers collectively, accounted for 23.9% of our total revenue in the three months ended March 31, 2019. None of these customers individually accounted for more than 10% of our total revenue in the three months ended March 31, 2019. Revenue, including through distributors, from four of our end customers collectively, accounted for 18.8% of our total revenue in the three months ended March 31, 2018. One of these end customers individually accounted for more than of 10% of our total revenue in the three months ended March 31, 2018. It would be difficult to replace lost revenue resulting from the loss, reduction, cancellation or delay in purchase orders by any one of these end customers. Consolidation among our customers may further concentrate our customer base and expose us to increased risks relating to increased customer concentration. In addition, any significant pricing pressure exerted by a significant customer could adversely affect our operating results.

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

Financial Operations Overview

Revenue

We derive our revenue from the sale of our MRAM-based products in discrete unit form, the licensing of our MRAM and magnetic sensor technology and related royalties, the sale of backend foundry services and design services to third parties. We recognize sales of products in discrete unit form at a point in time, we recognize revenue related to licensing agreements when we have delivered rights to the technology, we recognize revenue related to royalty agreements in the period in which sales generated from products sold using our technology occurs, and we recognize sales of backend foundry services and design services to third parties over time.

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

Research and Development Expenses

Our research and development expenses consist primarily of personnel-related expenses for the design and development of our products and technologies, development wafers required to validate and characterize our technology, and expenses associated with our joint development agreement with GLOBALFOUNDRIES. Research and development expenses also include consulting services, circuit design costs, materials and laboratory supplies, fabrication and new packaging technology, and an allocation of related facilities and equipment costs. We recognize research and development expenses as they are incurred. We expect our research and development expenses to decrease as a result of less spending in the future in connection with our joint development agreement with GLOBALFOUNDRIES.

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

Going Concern

Management expects operating losses and cash flow deficits to continue for the foreseeable future. Our ability to achieve profitability is dependent primarily on our ability to generate revenue for both our Toggle MRAM and STT MRAM products. These conditions, and our cash balances, raise doubt about our ability to continue as a going concern for at least a year after the issuance date of the accompanying condensed financial statements. We plan to address these conditions by reductions in spending, improvements in margins, increasing revenue, raising capital through equity or debt financings, licensing of our Intellectual Property, or a combination thereof. There is no assurance, however, that we will be successful in achieving profitability or raising the needed capital necessary to sustain operations. The condensed financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2019	2018	2019	2018
	(In thousands)		(As a percentage of revenue)
Product sales	$9,023	$9,365	90%	63
Licensing, royalty, and other revenue	1,003	5,488	10	37
Total revenue	10,026	14,853	100	100
Cost of sales	5,241	4,898	52	33
Gross profit	4,785	9,955	48	67
Operating expenses:
Research and development	3,998	6,480	40	44
General and administrative	3,595	3,219	36	22
Sales and marketing	1,364	1,366	14	8
Total operating expenses	8,957	11,065	90	74
Loss from operations	(4,172)	(1,110)	(42)	(7)
Interest expense	(211)	(211)	(2)	(2)
Other income, net	127	44	1	—
Net loss	$(4,256)	$(1,277)	(43)%	(9)

Comparison of the three months ended March 31, 2019 and 2018

Revenue

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Product sales	$9,023	$9,365	$(342)	(3.7)%
Licensing, royalty, and other revenue	1,003	5,488	(4,485)	(81.7)%
Total revenue	$10,026	$14,853	$(4,827)	(32.5)%

Product sales decreased by $0.3 million or 3.7%, from $9.4 million during the three months ended March 31, 2018, to $9.0 million during the three months ended March 31, 2019. The decrease was primarily due to decreased sales volume and mix in our MRAM products.

Licensing, royalty, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Licensing, royalty, and other revenue decreased by $4.5 million from $5.5 million during the three months ended March 31, 2018, to $1.0 million during the three months ended March 31, 2019. The decrease was primarily due to a non-refundable license fee related to a cross-license agreement entered into with a customer in March 2018, which was partially offset by an increase of $0.3 million in royalty revenue and an increase of $0.2 million increase in sales of our backend foundry services.

Cost of Sales and Gross Margin

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Cost of sales	$5,241	$4,898	$343	7.0%
Gross margin	47.7%	67.0%	*	*

Cost of sales increased by $0.3 million or 7.0%, from $ 4.9 million during the three months ended March 31, 2018, to $5.2 million during the three months ended March 31, 2019. The increase was primarily due to lower yields on our MRAM products, partially offset by lower sales volume of backend foundry services and legacy products.

Gross margin decreased from 67.0% during the three months ended March 31, 2018, to 47.7% during the three months ended March 31, 2019. The decline was primarily attributable to a one time licensing fee for our IP recognized in the three months ended March 31, 2018 and lower yields on our MRAM products. As the licensing fee had no associated cost of sales, our resulting gross margin was uncharacteristically high in the same quarter.

Operating Expenses

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Research and development	$3,998	$6,480	$(2,482)	(38.3)%
Research and development as a % of revenue	40%	44%

Research and Development Expenses. Research and development expenses decreased by $2.5 million or 38.3%, from $6.5 million during the three months ended March 31, 2018, to $4.0 million during the three months ended March 31, 2019. The decrease was partially due to a $1.4 million decrease in expenses incurred in connection with our joint development agreement with GLOBALFOUNDRIES due to the less spending on STT-MRAM process and product development, a $0.8 million decrease in spending on direct materials and supplies used in research and development activities due to the timing of purchases, a  $0.2 million decrease in employee and contract labor costs due to a decrease in headcount and bonuses, and a $0.2 million decrease in the amount attributable to the vesting of shares of common stock issued to GLOBALFOUNDRIES due to revaluing shares as all shares vested in 2018. These decreases were offset in part by a $0.1 million increase in process engineering costs due to increasing production capacity.

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
General and administrative	$3,595	$3,219	$376	11.7%
General and administrative as a % of revenue	36%	22%

General and Administrative Expenses. General and administrative expenses increased by $0.4 million or 11.7%, from $ 3.2 million during the three months ended March 31, 2018 to $3.6 million during the three months ended March 31, 2019. The increase was primarily due a $0.3 million increase in employee and contract labor costs.

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Sales and marketing	$1,364	$1,366	$(2)	(0.1)%
Sales and marketing as a % of revenue	14%	8%

Sales and Marketing Expenses. Sales and marketing expenses were flat at $1.4 million during the three months ended March 31, 2018, and 2019.

Interest Expense

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Interest expense	$211	$211	$—	—%

Interest expense was $211,000 during the three months ended March 31, 2018 and 2019. There was an increase in cash interest due to an increase in the prime rate, which was offset by a decrease in non-cash interest related to the amortization of debt discounts derived from the issuance of a warrant, an end of term fee and debt issuance costs.

Other Income, Net

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Other income, net	$127	$44	$83	188.6%

Other income, net was $0.1 million during the three months ended March 31, 2019 compared to $44,000 during the three months ended March 31, 2018. The increase was primarily related to an increase in interest income earned on our cash balances as a result of the follow-on public offering in February 2018.

Liquidity and Capital Resources

We have generated significant losses since our inception and had an accumulated deficit of $138.2 million as of March 31, 2019, compared to $134.0 million as of December 31, 2018. We have financed our operations primarily through the sale of our common stock in our initial public offering (IPO), sales of our redeemable convertible preferred stock, debt financing and the sale of our products As of March 31, 2019, we had $18.5 million of cash and cash equivalents, compared to $23.4 million as of December 31, 2018.

In February 2018, we completed a follow-on underwritten public offering of our common stock under our Registration Statement filed in November 2017 (File No. 333-221331), selling 3,772,447 shares of our common stock at an offering price of $7.00 per share for proceeds of $24.5 million, net of $1.9 million of underwriting discounts and commissions and other offering costs.

In May 2017, we executed a Loan and Security Agreement with Silicon Valley Bank for a $12.0 million term loan, which we amended in July 2018 to extend the interest only payment period until December 31, 2018. The term of the amended loan is two years, which would be extended by one year if we achieve certain milestones. The outstanding balance of the loan is to be repaid monthly beginning on January 1, 2019 over the remaining two-year term of the amended loan with an end of term fee of $0.8 million due upon maturity. The amended loan is secured by a first priority perfected security interest in our assets excluding any intellectual property.

Management expects operating losses and cash flow deficits to continue for the foreseeable future. Our ability to achieve profitability is dependent primarily on our ability to generate revenue for both our Toggle MRAM and STT MRAM products. These conditions, and our cash balances, raise doubt about our ability to continue as a going concern for at least a year after the issuance date of the accompanying condensed financial statements. We plan to address these conditions by reductions in spending, improvements in margins, increasing revenue, raising capital through equity or debt financings, licensing of our Intellectual Property, or a combination thereof. There is no assurance, however, that we will be successful in achieving profitability or raising the needed capital necessary to sustain operations.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations in a timely manner, we will need to curtail planned activities to reduce costs and extend the time period over which our current resources will be able to fund operations. Doing so will likely harm our ability to execute on our business plan, and if we are unable to raise additional capital at all, may be forced to cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Cash used in operating activities	$(3,149)	$(3,738)
Cash used in investing activities	(225)	(244)
Cash provided by (used in) financing activities	(1,490)	24,915

Cash Flows From Operating Activities

During the three months ended March 31, 2019, cash used in operating activities was $3.1 million, which consisted of a net loss of $4.3 million, adjusted by non-cash charges of $1.2 million and a change of $0.1 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $0.7 million, depreciation and amortization of $0.4 million, and interest expense related to the amortization of debt issuance costs of $0.1 million. The change in our net operating assets and liabilities was primarily due to a decrease of $1.1 million in accrued liabilities and accounts payable due to a decrease in accrued payroll costs and the timing of payments and an increase of $0.6 million in inventory due to decreased sales. These uses of cash were offset by a decrease in accounts receivable of $1.5 million due to a lower sales volume and timing of cash receipts for outstanding balances and a decrease of $0.1 million in prepaid expenses and other current assets due to the timing of payments.

During the three months ended March 31, 2018, cash used in operating activities was $3.7 million, which consisted of a net loss of $1.3 million, adjusted by non-cash charges of $1.3 million and a change of $3.8 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $0.6 million, depreciation and amortization of $0.4 million, compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES under our joint development agreement of $0.2 million, and interest expense related to the amortization of debt issuance costs of $0.1 million. The change in our net operating assets and liabilities was primarily due to an increase in accounts receivable of $5.6 million due to timing of cash receipts for outstanding balances, and an increase of $0.6 million in prepaid expenses and other current assets and other assets. These changes were partially offset by an increase in accounts payable of $1.3 million primarily related to inventory purchases in connection with the GLOBALFOUNDRIES joint development agreement, a decrease in inventory of $0.9 million due to timing and receipt of purchases and an increase in accrued liabilities of $0.3 million due to the timing of payments.

Cash Flows From Investing Activities

Cash used in investing activities during the three months ended March 31, 2019 and 2018, was $0.2 million for the purchase of manufacturing and computer equipment.

Cash Flows From Financing Activities

Cash used in financing activities  during the three months ended March 31, 2019, was $1.5 million primarily consisting of $1.5 million in payments of long-term debt.

During the three months ended March 31, 2018, cash provided by financing activities was $24.9 million consisting of proceeds from the issuance of common stock of $24.6 million and $0.3 million from stock option exercises.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Critical Accounting Policies and Significant Judgements and Estimates

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

There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (SEC) on March 15, 2019, that have had a material impact on our condensed financial statements and related notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, with the participation of our management team, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31,  2019, the end of the period covered by this quarterly report on Form 10-Q.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31,  2019, based on the material weakness described below.

Material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our unaudited condensed financial statements for the quarter ended September 30, 2018, we identified an error in the previously filed financial statements that has caused us to restate and amend the our previously issued condensed financial statements and related financial information as of and for the three and six months ended June 30, 2018. This error was the result of a material weakness in our internal control over financial reporting, which continued to exist at March 31, 2019. Specifically, i) our information technology systems do not currently provide management the ability to accurately monitor inventory movements and quantities at third-party locations, ii) internal processes to provide for clear communication between operational and financial personnel within the Company are insufficient, and iii) we have insufficient personnel with the appropriate level of experience to prevent and detect errors on a timely basis in our financial statements.

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

Except with respect to the remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Related to Our Business and Our Industry

We will need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities or may result in our inability to operate as a going concern.

Our total revenue was approximately $10.0 million for the three months ended March 31, 2019, and $49.4 million for the year ended December 31, 2018, and, as of March 31, 2019, we had cash and cash equivalents of approximately $18.5 million. Our existing capital may be insufficient to meet our requirements. Based on our current operating plan, we do not have sufficient capital to continue our operations beyond some time into 2020. We will need to raise additional funds through financings or borrowings in 2019 in order to accomplish our planned objectives. Failure to raise additional funds could delay, reduce, or halt our sales of our products and would impact our ability to continue as a going concern.

We have no committed sources of capital funding and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. These factors raise doubt about our ability to continue as a going concern for at least a year after the issuance date of the accompanying condensed financial statements. If adequate funding is not available, we may no longer be a going concern and may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

In addition, if we do not meet our payment obligations to third parties as they become due, we may be subject to litigation claims and our creditworthiness would be adversely affected. Even if we are successful in defending against these claims, litigation could result in substantial costs and would be a distraction to management, and may have other unfavorable results that could further adversely impact our financial condition.  Stockholders should not rely on our balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.

We have incurred net losses since our inception. We incurred net losses of $17.8  million and $4.3 million for the year ended December 31, 2018, and the three months ended March 31,  2019, respectively. As of March 31, 2019, we had an accumulated deficit of $138.2 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. While our products offer unique benefits over other industry memory technologies, our per-bit cost to product our product is currently higher than competing technologies. As a result, our ability to capture market share and generate sufficient revenue to transition to profitability and generate consistent positive cash flows is uncertain. We do not know whether our revenue will grow rapidly enough to absorb these costs, and our limited operating history makes it difficult to assess the extent of these expenses, or their impact on our results of operations.

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

We have been in existence as a stand-alone company since 2008, when Freescale Semiconductor, Inc. (subsequently acquired by NXP Semiconductor) spun-out its MRAM business as Everspin. We have been shipping magnetoresistive random-access memory (MRAM) products since our incorporation in 2008. However, we only began to manufacture and ship our Spin Transfer Torque MRAM (STT-MRAM) products in the fourth quarter of 2017.

Our limited experience selling our STT-MRAM products, combined with the rapidly evolving and competitive nature of our market, makes it difficult to evaluate our current business and future prospects. In addition, we have limited insight into emerging trends that may adversely affect our business, financial condition, results of operations and prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenue and increased expenses as we continue to grow our business. The viability and demand for our products may be affected by many factors outside of our control, such as the factors affecting the growth of the industrial, automotive, transportation, and enterprise storage industries and changes in macroeconomic conditions. If we do not manage these risks and overcome these difficulties successfully, our business will suffer.

We may be unable to match production with customer demand for a variety of reasons including our inability to accurately forecast customer demand or the capacity constraints of our suppliers, which could adversely affect our operating results.

We make planning and spending decisions, including determining production levels, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of product demand and customer requirements. Our products are typically purchased pursuant to individual purchase orders. While our customers may provide us with their demand forecasts, they are not contractually committed to buy any quantity of products beyond purchase orders. Furthermore, many of our customers may increase, decrease, cancel or delay purchase orders already in place without significant penalty. The short-term nature of commitments by our customers and the possibility of unexpected changes in demand for their products reduce our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can strain our resources, necessitate more onerous procurement commitments and reduce our gross margin. If we overestimate customer demand, we may purchase products that we may not be able to sell, which could result in decreases in our prices or write-downs of unsold inventory. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity is unavailable, we could lose sales opportunities and could lose market share or damage our customer relationships. We manufacture MRAM products at our 200mm facility we lease in Chandler, Arizona and use a single foundry, GLOBALFOUNDRIES, for production of higher density products on advanced technology nodes, which may not have sufficient capacity to meet customer demand. The rapid pace of innovation in our industry could also render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or write-downs of inventory values that could adversely affect our business, operating results and financial condition.

We may require additional capital to fund our business, which may not be available to us on favorable terms or at all.

Management expects operating losses and cash flow deficits to continue for the foreseeable future. Our ability to achieve profitability is dependent primarily on our ability to generate revenue for both our Toggle MRAM and STT MRAM products. These conditions, and our cash balances, raise doubt about our ability to continue as a going concern for at least a year after the issuance date of the accompanying condensed financial statements. We plan to address these conditions by reductions in spending, improvements in margins, increasing revenue, raising capital through equity or debt financings, licensing of our Intellectual Property, or a combination thereof. There is no assurance, however, that we will be successful in achieving profitability or raising the needed capital necessary to sustain operations. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. We may be required to seek additional equity or debt financing, and we cannot assure you that any such additional financing will be available to us on acceptable terms or at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs. Doing so will likely harm our ability to execute on our business plan.

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

To compete effectively in our markets, we must continually design, develop and introduce new and improved technology and products with improved features in a cost-effective manner in response to changing technologies and market demand. This requires us to devote substantial financial and other resources to research and development. We are developing new technology and products, which we expect to be one of the drivers of our revenue growth in the future. However, as it is taking us longer than we expected to develop our 1Gb STT-MRAM product, we may not succeed in developing and marketing this and other new and enhanced products. We also face the risk that customers may not value or be willing to bear the cost of incorporating our new and enhanced products into their products, particularly if they believe their customers are satisfied with current solutions. Regardless of the improved features or superior performance of our new and enhanced products, customers may be unwilling to adopt our solutions due to design or pricing constraints, or because they do not want to rely on a single or limited supply source. Because of the extensive time and resources that we invest in developing new and enhanced products, if we are unable to sell customers our new products, our revenue could decline and our business, financial condition, results of operations and cash flows would be negatively affected. For example, we generated limited revenue from sales of our STT-MRAM products to date. While we expect revenue from our STT-MRAM products to increase, if we are unable to generate more customer adoption of our 256Mb and 1Gb products and scale MRAM to gigabit densities to address applications currently served by DRAM, we may not be able to materially increase our revenue. If we are unable to successfully develop and market our new and enhanced products that we have incurred significant expenses developing, our results of operations and financial condition will be materially and adversely affected.

Our success and future revenue depend on our ability to secure design wins and on our customers’ ability to successfully sell the products that incorporate our solutions. Securing design wins is a lengthy, expensive and competitive process, and may not result in actual orders and sales, which could cause our revenue to decline.

We sell to customers that incorporate MRAM into their products. A design win occurs after a customer has tested our product, verified that it meets the customer’s requirements and qualified our solutions for their products. We believe we are dependent on the adoption of our 256Mb and 1Gb MRAM products by our customers to secure design wins. In the fourth quarter of 2017, we recorded revenue for our first sale of 40nm 256Mb STT-MRAM products and we ramped up production in 2018 and into 2019. To date we have not sold any of our 1Gb MRAM product, beyond customer samples.  Our customers may need several months to years to test, evaluate and adopt our product and additional time to begin volume production of the product that incorporates our solution. Due to this generally lengthy design cycle, we may experience significant delays from the time we increase our operating expenses and make investments in our products to the time that we generate revenue from sales of these products. Moreover, even if a customer selects our solution, we cannot guarantee that this will result in any sales of our products, as the customer may ultimately change or cancel its product plans, or efforts by our customer to market and sell its product may not be successful. We may not generate any revenue from design wins after incurring the associated costs, which would cause our business and operating results to suffer. Any further delay in the qualification of our 1Gb MRAM product, or failure of our customers to adopt our 1Gb MRAM products, could inhibit revenue growth or cause declines, which would significantly harm our business and prevent us from becoming profitable.

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

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our four largest end customers together accounted for 24% of our total revenue for the three months ended March 31, 2019,  although none of these customers accounted for more than 10% of our revenue during that period. Our four largest end customers together accounted for 29% of our total revenue for the year ended December 31, 2018,  and one of these customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

•    the level of growth or decline in the industrial, automotive, transportation, enterprise storage and other markets;

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

•    enter into transactions with affiliates; and

•    redeem subordinated indebtedness.

These restrictions are subject to certain exceptions. In addition, our existing credit facility requires that we meet certain operating covenants, such as maintaining insurance on the collateral and meeting certain financial covenants, such as a minimum liquidity ratio. The operating restrictions and covenants in the term loan facility, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in an event of default under the credit facility. We are required to make mandatory prepayments of the outstanding loan upon the acceleration by lender following the occurrence of an event of default, along with a payment of the end of term fee, the prepayment fee and any other obligations that are due and payable at the time of prepayment. In the event of default, the interest rate in effect will increase by 5.0% per annum.

The Tax Cuts and Jobs Act could adversely affect our business and financial condition.

In December 2017 the Tax Cuts and Jobs Act (2017 Tax Act) became law, which significantly amended the Internal Revenue Code of 1986. The 2017 Tax Act, among other things, reduced the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limits the tax deduction for interest expense to 30% of adjusted earnings, eliminates net operating loss carrybacks, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, allows immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. The rate reduction took effect on January 1, 2018. Interpretations of this legislation are being released by various regulatory agencies and it is possible that there could be significant changes in interpretations that we may not be yet aware of, and which could adversely impact our financial results.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income, and tax credits to offset tax. As of December 31, 2018, we had federal net operating loss carryforwards of approximately $112.3 million of which $99.7 million will begin to expire in 2028 if not utilized, and $12.6 million will carryover indefinitely. As of December 31, 2018, we had state net operating loss carryforwards of approximately $44.3 million of which $43.5 million will begin to expire in 2023 if not utilized, and $0.8 million will carryover indefinitely. The federal NOLs generated prior to 2018 will continue to be governed by the NOL tax rules as they existed prior to the adoption of the new Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. The 2017 Tax Act repealed the 20-year carryforward and two-year carryback of NOLs originating after December 31, 2017 and also limits the NOL deduction to 80% of taxable income for tax years beginning after December 31, 2017. Any NOLs generated in 2018 will be carried forward and will not expire. There is no current impact to the us as we continue to be in a tax loss position for US tax purposes. We may experience an ownership change in the future, and our ability to utilize our NOLs and tax credits could be further limited by Section 382 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our net operating losses and tax credits could also be impaired under state laws. As a result, we might not be able to utilize a material portion of our state NOLs and tax credits.

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

We have a material weakness in our internal control over financial control which we are currently remediating, but if we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be detected or prevented on a timely basis. Our management has determined that we have a material weakness in our internal control over financial reporting, as further described in Part I, Item 4. of this Report.  If we are unable to remediate this material weakness, or experience additional weaknesses, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline.

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

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT INDEX

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	10/13/2016

3.2	Bylaws.	S-1	333-213569	3.6	9/09/2016

4.1	Form of Common Stock Certificate of the Company.	S-1	333-213569	4.1	9/09/2016

4.2	Warrant to Purchase Common Stock, dated as of July 6, 2018, between the Company and Silicon Valley Bank.	10-Q	333-213569	4.2	8/09/2018

4.3	Reference is made to Exhibits 3.1 and 3.2.

10.1*	Second Amendment to Loan and Security Agreement, dated as of January 29, 2019 by and between the registrant and Silicon Valley Bank.

10.2*	Executive Employment Agreement, dated as of April 25, 2016 by and between the registrant and Jeff Winzeler

10.3*	Offer Letter, dated as of March 6, 2019 by and between the registrant and Troy Winslow.

10.4*	Non-employee Director Compensation.

10.5	Compensation arrangements with certain executive officers.	8-K	001-37900	Item 5.02	1/25/2019

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everspin Technologies, Inc.

Date: May 8, 2019	By:	/s/ Kevin Conley
Kevin Conley
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Everspin Technologies, Inc.

Date: May 8, 2019	By:	/s/ Jeffrey Winzeler
Jeffrey Winzeler
Chief Financial Officer
(Principal Financial and Accounting Officer)