Form 10-Q
period 2019-06-30
EVERSPIN TECHNOLOGIES INC
filed 2019-08-07
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of Registrant’s Common Stock outstanding as of July 31, 2019 was 17,151,478.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$15,273	$23,379
Accounts receivable, net	5,864	7,522
Inventory	8,964	9,097
Prepaid expenses and other current assets	488	688
Total current assets	30,589	40,686
Property and equipment, net	3,867	4,286
Right-of-use assets	2,947	—
Other assets	73	73
Total assets	$37,476	$45,045

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,197	$2,637
Accrued liabilities	3,704	5,001
Current portion of long-term debt	5,977	5,977
Lease liabilities	1,583	—
Total current liabilities	13,461	13,615
Long-term debt, net of current portion	3,642	6,509
Lease liabilities, net of current portion	1,726	—
Total liabilities	18,829	20,124
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 17,151,290 and 17,095,456 shares issued and outstanding as of June 30, 2019 and December 31, 2018	2	2
Additional paid-in capital	160,564	158,912
Accumulated deficit	(141,919)	(133,993)
Total stockholders’ equity	18,647	24,921
Total liabilities and stockholders’ equity	$37,476	$45,045

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Product sales	$8,003	$9,449	$17,026	$18,814
Licensing, royalty, and other revenue	643	1,316	1,646	6,804
Total revenue	8,646	10,765	18,672	25,618
Cost of sales	4,627	6,229	9,868	11,127
Gross profit	4,019	4,536	8,804	14,491
Operating expenses:
Research and development	3,519	6,773	7,517	13,253
General and administrative	2,856	3,329	6,451	6,548
Sales and marketing	1,239	1,713	2,603	3,079
Total operating expenses	7,614	11,815	16,571	22,880
Loss from operations	(3,595)	(7,279)	(7,767)	(8,389)
Interest expense	(186)	(222)	(397)	(433)
Other income, net	111	132	238	176
Net loss and comprehensive loss	$(3,670)	$(7,369)	$(7,926)	$(8,646)
Net loss per common share, basic and diluted	$(0.21)	$(0.44)	$(0.46)	$(0.55)
Weighted-average shares used to compute net loss per common share, basic and diluted	17,137,338	16,635,261	17,117,777	15,717,248

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Three and Six Months Ended June 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	17,095,456	$2	$158,912	$(133,993)	$24,921
Issuance of common stock under stock incentive plans	12,607	—	13	—	13
Stock-based compensation expense	—	—	704	—	704
Net loss	—	—	—	(4,256)	(4,256)
Balance at March 31, 2019	17,108,063	2	159,629	(138,249)	21,382
Issuance of common stock under stock incentive plans	43,227	—	137	—	137
Stock-based compensation expense	—	—	798	—	798
Net loss	—	—	—	(3,670)	(3,670)
Balance at June 30, 2019	17,151,290	$2	$160,564	$(141,919)	$18,647

	Three and Six Months Ended June 30, 2018
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	12,817,201	$1	$128,422	$(117,539)	$10,884
Adjustment to opening balance for adoption of new accounting standard	—	—	—	1,300	1,300
Issuance of common stock in secondary offering, net of issuance costs	3,772,447	1	24,608	—	24,609
Issuance of common stock under stock incentive plans	58,229	—	309	—	309
Compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES	—	—	237	—	237
Stock-based compensation expense	—	—	625	—	625
Net loss	—	—	—	(1,277)	(1,277)
Balance at March 31, 2018	16,647,877	2	154,201	(117,516)	36,687
Issuance of common stock under stock incentive plans	152,628	—	723	—	723
Compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES	—	—	225	—	225
Stock-based compensation expense	—	—	717	—	717
Net loss	—	—	—	(7,369)	(7,369)
Balance at June 30, 2018	16,800,505	$2	$155,866	$(124,885)	$30,983

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(7,926)	$(8,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	876	729
Loss on disposal of property and equipment	20	19
Stock-based compensation	1,502	1,342
Non-cash interest expense	153	200
Compensation expense related to vesting of common stock to GLOBALFOUNDRIES	—	462
Changes in operating assets and liabilities:
Accounts receivable	1,658	(1,391)
Inventory	133	940
Prepaid expenses and other current assets	200	(635)
Other assets	—	(136)
Accounts payable	(456)	51
Accrued liabilities	(907)	2,591
Lease liabilities	(43)	—
Shipping term reversal	—	(39)
Net cash used in operating activities	(4,790)	(4,513)
Cash flows from investing activities
Purchases of property and equipment	(461)	(347)
Net cash used in investing activities	(461)	(347)
Cash flows from financing activities
Proceeds from the issuance of common stock, net of offering costs	—	24,609
Payments on debt	(3,000)	(1,000)
Payments on finance lease obligation	(5)	(6)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	150	1,032
Net cash (used in) provided by financing activities	(2,855)	24,635
Net (decrease) increase in cash and cash equivalents	(8,106)	19,775
Cash and cash equivalents at beginning of period	23,379	12,950
Cash and cash equivalents at end of period	$15,273	$32,725
Supplementary cash flow information:
Interest paid	$257	$233
Operating cash flows paid for operating leases	$837	$—
Financing cash flows paid for finance leases	$5	$—
Right-of-use assets obtained in exchange for new operating leases	$23	$—
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable	$27	$27

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

Ability to continue as a going concern

The Company believes that its existing cash and cash equivalents as of June 30, 2019, coupled with its anticipated growth and sales levels will be sufficient to meet its anticipated cash requirements for at least the next twelve months from the financial statement issuance date. The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. The Company may be required at some point in the future to seek additional equity or debt financing, to sustain operations beyond that point, and such additional financing may not be available on acceptable terms or at all. If the Company is unable to raise additional capital or generate sufficient cash from operations to adequately fund its operations, it will need to curtail planned activities to reduce costs. Doing so will likely harm its ability to execute on its business plan.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.

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

Accounts receivable, net

The Company estimates credits to distributors based on the historical rate of credits provided to distributors relative to sales. At June 30, 2019, the allowance for product returns and the allowance for price concessions were $212,000 and $100,000, respectively. At December 31, 2018, the allowance for product returns and the allowance for price concessions were $144,000 and $569,000, respectively.

Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Trade accounts receivable	$5,584	$7,297
Unbilled accounts receivable	592	938
Allowance for accounts receivable	(312)	(713)
Accounts receivable, net	$5,864	$7,522

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

	Revenue		Revenue		Accounts Receivable, net
	Three Months Ended		Six Months Ended		As of
	June 30,		June 30,		June 30,	December 31,
Customers	2019	2018	2019	2018	2019	2018
Customer A	23%	*	16%	*	40%	23%
Customer B	13%	*	12%	*	*	*
Customer C	12%	14%	12%	14%	*	*
Customer D	11%	*	13%	*	*	*
Customer E	*	*	*	20%	*	*
Customer F	*	19%	*	13%	*	*
Customer G	*	*	*	*	11%	21%
Customer H	*	*	*	*	*	11%
Customer I	*	*	*	*	*	11%

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

The carrying value of accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments. As of June 30, 2019, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments consist of Level 1 assets. Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds that are included in cash equivalents.

The following tables sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$15,417	$—	$—	$15,417
Total assets measured at fair value	$15,417	$—	$—	$15,417

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$23,478	$—	$—	$23,478
Total assets measured at fair value	$23,478	$—	$—	$23,478

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

The Company has lease agreements with lease and non-lease components. The Company has elected to not separate lease and non-lease components for any leases involving real estate and office equipment classes of assets and, as a result, accounts for the lease and non-lease components as a single lease component. The Company will separate lease and non-lease components for any leases involving manufacturing facility classes of assets. Further, the Company elected the short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to leases with terms of 12 months or less (short-term leases) for all classes of assets. As of June 30, 2019, the Company did not have any short-term leases.

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

Recently Adopted Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016 02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding ROU asset for leases with a lease-term of more than 12 months. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 Leases and ASU No. 2018-11, Leases (Topic 842) Targeted Improvements. ASU 2018-10 clarifies how to apply certain aspects of ASU 2016-02. The Company adopted this standard on January 1, 2019, using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

3. Revenue

The Company sells the majority of its products to its distributors, but also recognizes revenue under licensing and royalty agreements. The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Distributor	$5,564	$8,386	$12,749	$16,531
Non-distributor	3,082	2,379	5,923	9,087
Total revenue	$8,646	$10,765	$18,672	$25,618

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Point in time	$8,180	$9,644	$17,631	$24,116
Over time	466	1,121	1,041	1,502
Total revenue	$8,646	$10,765	$18,672	$25,618

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product sales	$8,003	$9,449	$17,026	$18,814
License fees	—	—	—	5,000
Royalties	177	195	605	302
Other revenue	466	1,121	1,041	1,502
Total revenue	$8,646	$10,765	$18,672	$25,618

The Company recognizes revenue in three primary geographic regions: North America; Europe, Middle East and Africa (EMEA); and Asia-Pacific and Japan (APJ). The following table presents the Company’s revenues disaggregated by the geographic region to which the product is delivered or licensee is located (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
North America	$3,528	$2,379	$5,717	$4,110
EMEA	2,094	2,096	4,728	5,147
APJ	3,024	6,290	8,227	16,361
Total revenue	$8,646	$10,765	$18,672	$25,618

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Raw materials	$38	$288
Work-in-process	6,501	6,759
Finished goods	2,425	2,050
Total inventory	$8,964	$9,097

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued payroll-related expenses	$785	$1,558
Accrued joint development agreement expenses	1,190	661
Accrued inventory	812	1,678
Deferred rent	—	390
Other	917	714
Total accrued liabilities	$3,704	$5,001

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

The undiscounted future non-cancellable lease payments under the Company’s leases were as follows (in thousands):

As of June 30, 2019	Operating Leases	Finance Lease	Total
2019 (remaining six months)	$857	$5	$862
2020	1,736	10	1,746
2021	859	—	859
2022	50	—	50
Total undiscounted lease payments	3,502	15	3,517
Less: Present value adjustment	(208)	—	(208)
Total lease liability	3,294	15	3,309
Less: Current portion of lease liability	(1,573)	(10)	(1,583)
Total lease liability, net of current portion	$1,721	$5	$1,726

As determined under ASC 840, the future minimum rental commitments under the Company’s operating leases at December 31, 2018 were as follows (in thousands):

Year Ending December 31,	Amount
2019	$1,645
2020	1,701
2021	846
2022	47
Total minimum lease payments	$4,239

Other information related to the Company's lease liabilities was as follows:

As of June 30, 2019	Operating leases	Finance lease
Weighted-average remaining lease term (years)	2.12	1.42
Weighted-average discount rate	6.01%	3.50%

Lease costs for the Company’s operating leases were $401,000 and $420,000 for the three months ended June 30, 2019 and 2018 respectively, and $800,000 and $851,000, for the six months ended June 30, 2019 and 2018 respectively. Variable lease payments for operating leases were immaterial for the three and six months ended June 30, 2019 and 2018. Lease costs for the Company’s finance lease were immaterial for the three and six months ended June 30, 2019 and 2018.

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

On July 6, 2018, the Company entered into the First Amendment to the 2017 Credit Facility (the First Amendment). The First Amendment extended the period of interest-only payments through December 31, 2018, followed by fixed principal and interest payments based on either a 24-month or a 36-month amortization schedule if the Company achieves certain milestones. The Company determined it would not meet the milestones, therefore, the 2017 Credit Facility is based on a 24-month amortization schedule and matures in December 2020. The 2017 Credit Facility provides for interest at a floating rate equal to the prime rate minus 0.75%.  As of June 30, 2019, the interest rate was 4.75%.  The terms of the First Amendment included the refund of $1.0 million in principal payments previously made by the Company. An end of term fee of 7% of the amount borrowed must be made when the loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment is being accreted using the effective interest method. As of June 30, 2019, the effective interest rate under the 2017 Credit Facility was 7.77%.

In January 2019 and June 2019, the Company entered into the Second Amendment and the Third Amendment to the 2017 Credit Facility, respectively, which primarily modified the financial covenants under the 2017 Credit Facility.

The Company is permitted to make voluntary prepayments of the 2017 Credit Facility with a prepayment fee, calculated as of the effective date of the First Amendment, equal to (i) $240,000 during the first 12 months and (ii) $120,000 if prepaid in months 13-24.  The Company is required to make mandatory prepayments of the outstanding loan upon the acceleration by lender following the occurrence of an event of default, along with a payment of the end of term fee, the prepayment fee and any other obligations that are due and payable at the time of prepayment. In the event of default, the interest rate in effect will increase by 5.0% per annum.

In conjunction with the First Amendment, outstanding warrants held by SVB to purchase 9,229 shares of the Company’s common stock at $26.00 per share were cancelled. The Company subsequently issued a warrant to SVB for the purchase of 9,375 shares of the Company’s common stock at an exercise price of $8.91 per share. The warrant can be exercised at any time and expires five years after the date of issuance. The Company estimated the fair value of the warrant as $43,000 on the date of issuance using the Black-Scholes option pricing model. The warrant was recorded as a discount to the debt and will be amortized into interest expense over the remaining term of the loan using the effective interest method.

Security for the 2017 Credit Facility includes all of the Company’s assets except for intellectual property. The Company is required to comply with certain covenants under the 2017 Credit Facility, including requirements to maintain a minimum liquidity ratio, meet certain revenue targets, and restrictions on certain actions without the consent of the lender, such as limitations on its ability to engage in mergers or acquisitions, sell assets, enter into transactions involving related parties, incur indebtedness or grant liens or negative pledges on its assets, make loans or make other investments. Under these covenants, the Company is prohibited from paying cash dividends with respect to its capital stock. The Company was in compliance with all covenants at June 30, 2019.  The 2017 Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the term loan. As of June 30, 2019, management does not believe that it is probable that the clause will be triggered within the next 12 months, and therefore the term loan is classified as long-term.

The carrying value of the Company’s 2017 Credit Facility at June 30, 2019 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$6,000	$3,840	$9,840
Unamortized debt discounts	(23)	(198)	(221)
Net carrying value	$5,977	$3,642	$9,619

The carrying value of the Company’s 2017 Credit Facility at December 31, 2018 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$6,000	$6,840	$12,840
Unamortized debt discounts	(33)	(341)	(374)
Net carrying value	$5,967	$6,499	$12,466

The table below includes the principal repayments due under the 2017 Credit Facility (in thousands):

Principal Repayments
as of June 30, 2019
2019 (remaining six months)	$3,000
2020	6,840
Total principal repayments	$9,840

7. Stock-Based Compensation

The following table summarizes the stock option and award activity for the six months ended June 30, 2019:

		Options Outstanding
			Weighted-	Weighted-
	Options and		Average	Average
	Awards		Exercise	Remaining	Aggregate
	Available for	Number of	Price Per	Contractual	Intrinsic
	Grant	Options	Share	Life (years)	Value
					(In thousands)
Balance—December 31, 2018	764,145	1,475,299	$7.60	7.8	$284
Authorized	512,864	—	—
RSUs granted	(141,750)	—	—
RSUs cancelled/forfeited	9,000	—	—
Options granted	(530,250)	530,250	$6.68
Options exercised	—	(4,188)	$4.88		$12
Options cancelled/forfeited	124,269	(127,798)	$8.83
Balance—June 30, 2019	738,278	1,873,563	$7.26	8.1	$556
Options exercisable—June 30, 2019		804,998	$6.95	6.9	$496

The total grant date fair value of options vested was $516,000 and $545,000 during the three months ended June 30, 2019 and 2018, respectively, and $1.2 million and $922,000 during the six months ended June  30, 2019 and 2018, respectively.

The weighted-average grant date fair value of employee options granted was $4.34 and $4.14 per share during the three months ended June 30, 2019 and 2018, respectively, and $4.07 and $4.56 per share during the six months ended June  30, 2019 and 2018, respectively.

2016 Employee Stock Purchase Plan

In January 2019, there was an increase of 170,955 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP). The Company had 417,939 shares available for future issuance under the Company’s ESPP as of June  30, 2019. Employees purchased 22,405  shares for $130,000 during the three and six months ended June  30, 2019. Employees purchased 20,057 shares for $137,000 during the three and six months ended June 30, 2018.

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

Restricted Stock Units

The following table summarizes Restricted Stock Units (RSUs) activity for the six months ended June  30, 2019:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2018	93,560	$8.38
Granted	141,750	6.79
Vested	(29,241)	8.40
Cancelled/forfeited	(9,000)	7.86
Balance—June 30, 2019	197,069	$7.25

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of June  30, 2019, there was $1.3 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.8 years.

Stock-based Compensation Expense

The Company recognized stock-based compensation expense from awards granted to employees and non-employees under its equity incentive plans and from its ESPP as follows, excluding amounts related to GLOBALFOUNDRIES, Inc. (GF) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$161	$138	$308	$246
General and administrative	556	466	1,065	899
Sales and marketing	81	113	129	197
Total	$798	$717	$1,502	$1,342

As of June  30, 2019, there was $5.5 million of total unrecognized compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 2.7 years. Compensation cost capitalized within inventory at December 31, 2019 and 2018 was not material.

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

Under the current JDA extension terms, each party licenses its relevant intellectual property to the other party. For certain jointly developed works, the parties have agreed to follow an invention allocation procedure to determine ownership. In addition, GF possesses the exclusive right to manufacture the Company’s discrete and embedded STT-MRAM devices developed pursuant to the agreement until the earlier of three years after the qualification of the MRAM device for a particular technology node or four years after the completion of the relevant statement of work under which the device was developed. For the same exclusivity period associated with the relevant device, GF agreed not to license intellectual property developed in connection with the JDA to named competitors of the Company.

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

The Company incurred project costs of $440,000 and $2.3 million for the three months ended June 30, 2019 and 2018 respectively and $1.2 million and $4.4 million for the six months ended June  30, 2019 and 2018 respectively, which were recognized in research and development expense. The Company entered into a  Statement of Work (SOW) and an Amendment to the SOW, under the JDA with GF effective August 2016 and June 2018, respectively. The Company is entitled to revenues under the SOW and its Amendment upon delivery and acceptance of product. The Company did not recognize any revenue from GF during the three and six months ended June  30, 2019 and recognized revenue from GF of $500,000 during the three and six months ended June 30, 2018.

On October 21, 2014, GF participated, along with other investors, in the Company’s Series B redeemable convertible preferred stock financing and purchased 192,307 shares at $26.00 per share. Contemporaneously, the Company sold 461,538 shares of its common stock to GF at a discounted price of $0.00026 per share. The common shares vest upon the achievement of a goal as set forth in the Statement of Work #1 (the SOW) under the JDA. The unvested common shares are subject to repurchase by the Company, if the JDA is terminated for any reason, for a one-year period after such termination, at a price that is the lower of the original price paid by GF or the fair value of the Company’s common stock as of the date of repurchase. The Company has determined that the issuance of these shares of common stock to GF represents compensation for services to be provided under the JDA. Accordingly, the shares are accounted for similar to a stock award granted to a non-employee of the Company and are remeasured to their fair value as they vest. A total of 211,538 shares of common stock became vested on August 21, 2016, the designated Initial Measurement Date. The remaining shares vested on a monthly basis through October 21, 2018. The Company recognized non-cash compensation expense of $225,000 and $462,000 during the three and six months ended June 30, 2018, in research and development expense related to the vesting of the shares of common stock. As of December 31, 2018, all shares issued to GF were fully vested.

Silterra Malaysia Sdn. Bhd. Joint Collaboration Agreement

In September 2018, the Company entered into a Joint Collaboration Agreement (JCA) with Silterra Malaysia Sdn. Bhd. (Silterra), and another third party. The JCA will create additional manufacturing capacity for the Company’s Toggle MRAM products.  Initial production is expected to start in 2020. Under the JCA the Company will pay non-recurring engineering costs of $1.0 million. As of June 30, 2019, the Company has paid $400,000 of JCA costs. There were no JCA costs paid for during the three and six months ended June 30, 2019.

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

9. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(3,670)	$(7,369)	$(7,926)	$(8,646)
Denominator:
Weighted-average common shares outstanding	17,137,338	16,689,677	17,117,777	15,786,043
Less: weighted-average unvested common shares subject to repurchase	—	(54,416)	—	(68,795)
Weighted-average common shares outstanding used to calculate net loss per common share, basic and diluted	17,137,338	16,635,261	17,117,777	15,717,248
Net loss per common share, basic and diluted	$(0.21)	$(0.44)	$(0.46)	$(0.55)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options to purchase common stock	1,873,563	1,696,187	1,873,563	1,696,187
Restricted stock units	197,069	89,230	197,069	89,230
Common stock subject to repurchase	—	38,462	—	38,462
Common stock warrants	27,836	27,690	27,836	27,690
Total	2,098,468	1,851,569	2,098,468	1,851,569

10. Subsequent Events

In August 2019, the Company executed an Amended and Restated Loan and Security Agreement (the 2019 Credit Facility), which amended and restated the 2017 Credit Facility, providing for a formula revolving line of credit (Line of Credit) and a term loan (2019 Term Loan) with Silicon Valley Bank to refinance in full the outstanding principal balance of $8.0 million under the 2017 Credit Facility. The Company paid the final payment of $0.8 million,  which was due upon repayment of the 2017 Credit Facility.

The Line of Credit allows for a maximum draw of $5.0 million, subject to a formula borrowing base, has a two year term and bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 6.75%. The Line of Credit provides for a commitment fee of 1.6% of the maximum availability of the Line of Credit, due upon closing, and a termination fee equal to 1% of the maximum availability under the Line of Credit, which is due in case of a termination of the Line of Credit prior to the scheduled maturity date. The Company drew $2.0 million at execution to pay off a portion of the outstanding balance of the 2017 Credit Facility, and $3.0 million remains available under the Line of Credit, subject to borrowing base availability.

The 2019 Term Loan provides for a $6.0 million term loan funded in full at closing, with a term of 42 months, and a 12-month interest only period followed by 30 months of equal principal payments, plus accrued interest. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 4.75%. A final payment of 7% of the original principal amount of the 2019 Term Loan must be made when the 2019 Term Loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The 2019 Term Loan has a prepayment fee equal to 2% of the total commitment, which is due only if the 2019 Term Loan is prepaid prior to the scheduled maturity date for any reason.

The 2019 Credit Facility contains a financial covenant, which requires the Company to maintain a minimum liquidity ratio. The obligations under the 2019 Credit Facility are secured by a first priority perfected security interest in the Company’s assets excluding intellectual property.

In conjunction with entering into the 2019 Credit Facility, on August 5, 2019, the Company and SVB amended and restated the warrant issued to SVB in connection with the First Amendment, which was a warrant to purchase 9,375 shares of the Company’s common stock at $8.91 per share, to add an option by SVB to put the warrant back to the Company for $50,000 upon expiration or a liquidity event, to be prorated if SVB exercises a portion of the warrant. The warrant expires on July 6, 2023.

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

Overview

Everspin is the leading manufacturer of discrete MRAM products. Everspin’s Toggle and Spin Transfer Torque MRAM solutions offer the persistence of non-volatile memory, a type of memory that retains information even in the absence of power, with the speed and endurance of random-access memory (RAM). This enables the protection of mission critical data particularly in the event of power interruption or failure. Our MRAM solutions allow our customers in the industrial, automotive and transportation, and enterprise storage markets to design high performance, power efficient and reliable systems without the need for bulky batteries or capacitors.

We derive our revenue from the sale of MRAM-based products in discrete unit form, the sale of services, licenses of and royalties on our MRAM and magnetic sensor technology, the sale of backend foundry services and design services to third parties.

We work directly with our distributors and customers to have our MRAM devices designed into and qualified for their products. Although we maintain direct sales, support, and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 64% and 78% for the three months ended June 30, 2019 and 2018, respectively and 68% and 65% for the six months ended June 30, 2019 and 2018, respectively of our revenue from products sold through distributors.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
North America	$3,528	$2,379	$5,717	$4,110
EMEA	2,094	2,096	4,728	5,147
APJ	3,024	6,290	8,227	16,361
	$8,646	$10,765	$18,672	$25,618

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

During the three and six months ended June  30, 2019, we continued to invest in research and development to support current and future MRAM technologies and products including our Spin Transfer Torque MRAM (STT-MRAM) technology. We believe this investment will allow us to continue to develop MRAM based products in response to market needs. Our research and development expenses were $3.5 million and $6.8 million for the three months ended June 30, 2019 and 2018 respectively and  $7.5 million and $13.3 million for the six months ended June  30, 2019 and 2018 respectively. We expect our future research and development expenses to fluctuate quarterly depending on the qualification cycle of our technologies and products.

We recorded revenue of $8.6 million and $10.8 million for the three months ended June 30, 2019 and 2018 respectively, and  $18.7 million and $25.6 million for the six months ended June 30, 2019 and 2018, respectively; gross margin was 46.5% and 42.2% for the three months ended June 30, 2019 and 2018 respectively, and 47.2% and 56.6% for the six months ended June 30, 2019 and 2018, respectively; and our net loss was $3.7 million and $7.4 million for the three months ended June 30, 2019 and 2018 respectively, and $7.9 million and $8.6 million for the six months ended June 30, 2019 and 2018, respectively.  The decline in revenue in the six month period was primarily attributable to a one time licensing fee for our IP recognized in the three months ended March 31, 2018 and the loss of a customer in 2019, which was partially offset by new product sales. As the licensing fee had no associated cost of sales, our resulting gross margin was uncharacteristically high during the six months ended June 30, 2018.

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

The following table presents a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted EBITDA reconciliation:
Net loss	$(3,670)	$(7,369)	$(7,926)	$(8,646)
Depreciation and amortization	483	356	876	729
Stock-based compensation expense	798	717	1,502	1,342
Compensation expense related to vesting of GLOBALFOUNDRIES common stock	—	225	—	462
Interest expense	186	222	397	433
Adjusted EBITDA	$(2,203)	$(5,849)	$(5,151)	$(5,680)

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

Customer acceptance of our technology and customer product success. For our customers to use our products, they may have to redesign certain components of their existing designs. We have established relationships with several storage controller and Field Programmable Gate Array (FPGA) companies, including Phison Electronics, Sage Micro, Xilinx and Lattice as well as IP core companies, including Cadence, Synopsys, and Northwest Logic, to facilitate the integration of our MRAM solutions into our customers end products. Delays in our customers’ design cycles may have adverse effects on the demand, and therefore sales, of our products.

Customer concentration.  A relatively small number of end customers have historically accounted for a significant percentage of our revenue. Revenue from our four largest end customers collectively accounted for 33% and 26% of our total revenue in the three and six months ended June 30, 2019. One of these customers individually accounted for more than 10% of our total revenue in the three and six months ended June 30, 2019. Revenue from four of our end customers collectively accounted for 32% and 41% of our total revenue in the three and six months ended June 30, 2018. One of these end customers individually accounted for more than of 10% of our total revenue in the three months ended June 30, 2018, and two of these customers accounted for in excess of 10% of our total revenue in the six months ended June 30, 2018. It would be difficult to replace lost revenue resulting from the loss, reduction, cancellation or delay in purchase orders by any one of these end customers. Consolidation among our customers may further concentrate our customer base and expose us to increased risks relating to increased customer concentration. In addition, any significant pricing pressure exerted by a significant customer could adversely affect our operating results.

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

Research and Development Expenses

Our research and development expenses consist primarily of personnel-related expenses for the design and development of our products and technologies, development wafers required to validate and characterize our technology, and expenses associated with our joint development agreement with GLOBALFOUNDRIES. Research and development expenses also include consulting services, circuit design costs, materials and laboratory supplies, fabrication and new packaging technology, and an allocation of related facilities and equipment costs. We recognize research and development expenses as they are incurred. We expect our research and development expenses to stay flat as we continue to invest in new products and technologies.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	(In thousands)		(As a percentage of revenue)		(In thousands)		(As a percentage of revenue)
Product sales	$8,003	$9,449	93%	88%	$17,026	$18,814	91%	73%
Licensing, royalty, and other revenue	643	1,316	7	12	1,646	6,804	9	27
Total revenue	8,646	10,765	100	100	18,672	25,618	100	100
Cost of sales	4,627	6,229	54	58	9,868	11,127	53	43
Gross profit	4,019	4,536	46	42	8,804	14,491	47	57
Operating expenses:
Research and development	3,519	6,773	41	63	7,517	13,253	40	52
General and administrative	2,856	3,329	33	31	6,451	6,548	35	26
Sales and marketing	1,239	1,713	13	15	2,603	3,079	13	12
Total operating expenses	7,614	11,815	87	109	16,571	22,880	88	90
Loss from operations	(3,595)	(7,279)	(41)	(67)	(7,767)	(8,389)	(41)	(33)
Interest expense	(186)	(222)	(2)	(2)	(397)	(433)	(2)	(2)
Other income, net	111	132	1	1	238	176	1	1
Net loss	$(3,670)	$(7,369)	(42)%	(68)%	$(7,926)	$(8,646)	(42)%	(34)%

Comparison of the three months ended June 30, 2019 and 2018

Revenue

	Three Months Ended
	June 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Product sales	$8,003	$9,449	$(1,446)	(15.3)%
Licensing, royalty, and other revenue	643	1,316	(673)	(51.1)%
Total revenue	$8,646	$10,765	$(2,119)	(19.7)%

Product sales decreased by $1.4 million or 15.3%, from $9.4 million during the three months ended June 30, 2018, to $8.0 million during the three months ended June 30, 2019. The decrease was primarily due to a  decreased sales volume from the loss of a customer.

Licensing, royalty, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Licensing, royalty, and other revenue decreased by $0.7 million from $1.3 million during the three months ended June 30, 2018, to $0.6 million during the three months ended June 30, 2019. The decrease was primarily due to a decrease of $0.7 million in milestone payments earned for research and development activity performed on behalf of GLOBALFOUNDRIES.

Cost of Sales and Gross Margin

	Three Months Ended
	June 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Cost of sales	$4,627	$6,229	$(1,602)	(25.7)%
Gross margin	46.5%	42.1%

Cost of sales decreased by $1.6 million or 25.7%, from $6.2 million during the three months ended June 30, 2018, to $4.6 million during the three months ended June 30, 2019. The decrease was due to a  lower volume of wafers processed.

Gross margin increased from 42.1% during the three months ended June 30, 2018, to 46.5% during the three months ended June 30, 2019. We experienced lower yields in 2018 due to a manufacturing tool failure in the fourth quarter of 2017, which caused a decrease in yields during 2018.

Operating Expenses

	Three Months Ended
	June 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Research and development	$3,519	$6,773	$(3,254)	(48.0)%
Research and development as a % of revenue	41%	63%

Research and Development Expenses. Research and development expenses decreased by $3.3 million or 48.0%, from $6.8 million during the three months ended June 30, 2018, to $3.5 million during the three months ended June 30, 2019. The decrease was partially due to a $1.8 million decrease in expenses incurred in connection with our joint development agreement with GLOBALFOUNDRIES due to the less spending on STT-MRAM process and product development, a $0.7 million decrease in spending on direct materials and supplies used in research and development activities due to the timing of purchases, a $0.2 million decrease in software costs, a $0.2 million decrease in contract labor costs, a $0.2 million decrease in costs to repair equipment, and a $0.2 million decrease in the amount attributable to the vesting of shares of common stock issued to GLOBALFOUNDRIES as all shares vested in 2018.

	Three Months Ended
	June 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
General and administrative	$2,856	$3,329	$(473)	(14.2)%
General and administrative as a % of revenue	33%	31%

General and Administrative Expenses. General and administrative expenses decreased by $0.5 million or 14.2%, from $3.3 million during the three months ended June 30, 2018, to $2.9 million during the three months ended June 30, 2019. The decrease was partially due to a $0.3 million decrease in professional services.

	Three Months Ended
	June 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Sales and marketing	$1,239	$1,713	$(474)	(27.7)%
Sales and marketing as a % of revenue	13%	15%

Sales and Marketing Expenses. Sales and marketing expenses decreased by $0.5 million or 27.7%, from $1.7 million during the three months ended June 30, 2018, to $1.2 million during the three months ended June 30, 2019. The decrease was primarily due to a $0.4 million decrease in employee related costs, and a $0.1 million decrease in other marketing expenses.

Interest Expense

	Three Months Ended
	June 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Interest expense	$186	$222	$(36)	(16.2)%

Interest expense remained relatively flat at $0.2 million during the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The slight decrease was primarily due to a decrease in non-cash interest related to the amortization of debt discounts derived from the issuance of a warrant, an end of term fee and debt issuance costs, which was offset by an increase in cash interest due to an increase in the prime rate.

Other Income, Net

	Three Months Ended
	June 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Other income, net	$111	$132	$(21)	(15.9)%

Other income, net remained relatively flat at  $0.1 million during the three months ended June  30, 2019, compared to the three months ended June 30, 2018. The slight decrease was primarily due to a decrease in interest income earned on our cash balances during the quarter.

Comparison of the six months ended June 30, 2019 and 2018

Revenue

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Product sales	$17,026	$18,814	$(1,788)	(9.5)%
Licensing, royalty, and other revenue	1,646	6,804	(5,158)	(75.8)%
Total revenue	$18,672	$25,618	$(6,946)	(27.1)%

Product sales decreased by $1.8 million or 9.5%, from $18.8 million during the six months ended June 30, 2018, to $17.0 million during the six months ended June 30, 2019. The decrease was primarily due to a decreased sales volume from the loss of a customer, which was offset in part by new product sales.

Licensing, royalty, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Licensing, royalty, and other revenue decreased by $5.2 million from $6.8 million during the six months ended June 30, 2018, to $1.6 million during the six months ended June 30, 2019. The decrease was primarily due to a non-refundable license fee related to a cross-license agreement entered into with a customer in March 2018, and a decrease of $0.6 million in milestone payments earned for research and development activity performed on behalf of GLOBALFOUNDRIES. These decreases were partially offset by a $0.3 million increase in royalty revenue and a $0.2 million increase in sales of our backend foundry services.

Cost of Sales and Gross Margin

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Cost of sales	$9,868	$11,127	$(1,259)	(11.3)%
Gross margin	47.2%	56.6%

Cost of sales decreased by $1.3 million or 11.3%, from $ 11.1 million during the six months ended June 30, 2018, to $9.9 million during the six months ended June 30, 2019. The decrease was primarily due to a  lower volume of wafers processed.

Gross margin decreased from 56.6% during the six months ended June 30, 2018, to 47.2% during the six months ended June 30, 2019. The decrease in gross margin was primarily attributable to a one time licensing fee for our IP recognized in the first half of the six months ended June 30, 2018. As the licensing fee had no associated cost of sales, our resulting gross margin increased.

Operating Expenses

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Research and development	$7,517	$13,253	$(5,736)	(43.3)%
Research and development as a % of revenue	40%	52%

Research and Development Expenses. Research and development expenses decreased by $5.7 million or 43.3%, from $13.3 million during the six months ended June 30, 2018, to $7.5 million during the six months ended June 30, 2019. The decrease was partially due to a $3.2 million decrease in expenses incurred in connection with our joint development agreement with GLOBALFOUNDRIES due to the less spending on STT-MRAM process and product development, a $1.4 million decrease in spending on direct materials and supplies used in research and development activities due to the timing of purchases, a $0.5 million decrease in the amount attributable to the vesting of shares of common stock issued to GLOBALFOUNDRIES as all shares vested in 2018, a $0.3 million decrease in software costs, and a $0.3 million decrease in contract labor costs.

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
General and administrative	$6,451	$6,548	$(97)	(1.5)%
General and administrative as a % of revenue	35%	26%

General and Administrative Expenses. General and administrative expenses remained relatively flat at $6.5 million during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The slight decrease was primarily due to a $0.3 million decrease in professional services, which was offset by a $0.3 million increase in employee costs due to an increase in headcount and stock-based compensation costs.

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Sales and marketing	$2,603	$3,079	$(476)	(15.5)%
Sales and marketing as a % of revenue	13%	12%

Sales and Marketing Expenses. Sales and marketing expenses decreased by $0.5 million or 15.5%, from $3.1 million during the six months ended June 30, 2018, to $2.6 million during the six months ended June 30, 2019. The decrease was due to $0.3 million decrease in employee related costs, and a $0.2 million decrease in other marketing expenses.

Interest Expense

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Interest expense	$397	$433	$(36)	(8.3)%

Interest expense remained relatively flat at $0.4 million during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The slight decrease was primarily due to a decrease in non-cash interest related to the amortization of debt discounts derived from the issuance of a warrant, an end of term fee and debt issuance costs, which was offset by an increase in cash interest due to an increase in the prime rate.

Other Income, Net

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Other income, net	$238	$176	$62	35.2%

Other income, net remained relatively flat at $0.2 million during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The slight increase was primarily due to an increase in interest income as a result of higher interest rates.

Liquidity and Capital Resources

We have generated significant losses since our inception and had an accumulated deficit of $141.9 million as of June 30, 2019, compared to $134.0 million as of December 31, 2018. We have financed our operations primarily through the sale of our common stock in our initial public offering (IPO), sales of our redeemable convertible preferred stock, debt financing and the sale of our products. As of June 30, 2019, we had $15.3 million of cash and cash equivalents, compared to $23.4 million as of December 31, 2018.

In February 2018, we completed a follow-on underwritten public offering of our common stock under our Registration Statement filed in November 2017 (File No. 333-221331), selling 3,772,447 shares of our common stock at an offering price of $7.00 per share for proceeds of $24.5 million, net of $1.9 million of underwriting discounts and commissions and other offering costs.

In May 2017, we executed a Loan and Security Agreement (2017 Credit Facility) with Silicon Valley Bank for a $12.0 million term loan, which we amended in July 2018 to extend the interest only payment period until December 31, 2018, followed by fixed principal and interest payments based on either a 24-month or a 36-month amortization schedule if we achieved certain milestones. We determined we would not meet the milestones, as such the amended loan was based on a 24-month amortization schedule. The outstanding balance of the loan was to be repaid monthly beginning on January 1, 2019 over the remaining two-year term of the amended loan with an end of term fee of $0.8 million due upon maturity. In January 2019 and June 2019, we entered into the Second Amendment and the Third Amendment to the 2017 Credit Facility, respectively, which primarily modified the financial covenants. The loan was secured by a first priority perfected security interest in our assets excluding any intellectual property.

In August 2019, we executed an Amended and Restated Loan and Security Agreement (the 2019 Credit Facility) providing for a formula revolving line of credit (Line of Credit) and a term loan (2019 Term Loan) with Silicon Valley

Bank to refinance in full the outstanding principal balance under the 2017 Credit Facility. The 2019 Credit Facility amended and restated the 2017 Credit Facility. The Line of Credit allows for a maximum draw of $5.0 million, subject to a formula borrowing base, and has a two year term. The Line of Credit provides for a commitment fee of 1.6% of the maximum availability of the Line of Credit, due upon closing, and a termination fee equal to 1% of the maximum availability of the Line of Credit, which is due in case of a termination of the Line of Credit prior to the scheduled maturity date. The 2019 Term Loan provides for a $6.0 million term loan, and the term is 42 months, with a 12-month interest only period followed by 30 months of equal principal payments, plus accrued interest. At the closing of the 2019 Credit Facility, we drew the 2019 Term Loan in full, and an advance under the Line of Credit of $2.0 million in order to satisfy in full the outstanding principal balance under the 2017 Credit Facility. The 2019 Term Loan is subject to a final payment of 7% of the original principal amount of the 2019 Term Loan, which is due when the 2019 Loan is prepaid or repaid in full.  In addition, if the 2019 Term Loan is prepaid prior to the scheduled maturity date, a prepayment fee equal to 2% of the original principal amount of the 2019 Term Loan is due. All obligations under the 2019 Credit Facility are secured by a first priority perfected security interest in the Company’s assets excluding intellectual property.

We believe that our existing cash and cash equivalents as of June 30, 2019, coupled with the execution of our Line of Credit and 2019 Loan in August 2019, our anticipated growth and sales levels will be sufficient to meet our anticipated cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations in a timely manner, we will need to curtail planned activities to reduce costs and extend the time period over which our current resources will be able to fund operations. Doing so will likely harm our ability to execute on our business plan, and if we are unable to raise additional capital at all, may be forced to cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Cash used in operating activities	$(4,790)	$(4,513)
Cash used in investing activities	(461)	(347)
Cash provided by (used in) financing activities	(2,855)	24,635

Cash Flows From Operating Activities

During the six months ended June  30, 2019, cash used in operating activities was $4.8 million, which consisted of a net loss of $7.9 million, adjusted by non-cash charges of $2.6 million and a change of $0.6 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $1.5 million, depreciation and amortization of $0.9 million, and interest expense related to the amortization of debt issuance costs of $0.2 million. The change in our net operating assets and liabilities was primarily due to a decrease of $1.4 million in accrued liabilities and accounts payable due to a decrease in accrued payroll costs, accrued manufacturing costs, and the timing of payments. These changes were partially offset by a decrease in accounts receivable of $1.7 million due to a lower sales volume and timing of cash receipts for outstanding balances, a decrease of $0.1 million in inventory, and a decrease of $0.2 million in prepaid expenses and other current assets due to the timing of payments.

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

Cash Flows From Investing Activities

Cash used in investing activities during the six months ended June  30, 2019 and 2018, was $0.5 million and $0.3 million respectively for the purchase of manufacturing and computer equipment.

Cash Flows From Financing Activities

Cash used in financing activities  during the six months ended June  30, 2019, was $2.9 million primarily consisting of $3.0 million in payments of long-term debt, offset in part by $0.2 million in proceeds from stock option exercises and purchases of shares in our employee stock purchase plan.

Cash provided by financing activities during the six months ended June 30, 2018, was $24.6 million consisting of net proceeds from the issuance of common stock of $24.6 million, and $1.0 million from stock option exercises and purchases of shares in our employee stock purchase plan, offset in part by payments of long-term debt of $1.0 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, with the participation of our management team, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June  30,  2019, the end of the period covered by this quarterly report on Form 10-Q.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June  30,  2019, based on the material weakness described below.

Material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our unaudited condensed financial statements for the quarter ended September 30, 2018, we identified an error in the previously filed financial statements that has caused us to restate and amend the our previously issued condensed financial statements and related financial information as of and for the three and six months ended June 30, 2018. This error was the result of a material weakness in our internal control over financial reporting, which continued to exist at June  30, 2019. Specifically, i) our information technology systems do not currently provide management the ability to accurately monitor inventory movements and quantities at third-party locations, ii) internal processes to provide for clear communication between operational and financial personnel within the Company are insufficient, and iii) we have insufficient personnel with the appropriate level of experience to prevent and detect errors on a timely basis in our financial statements.

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

Except with respect to the remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended June  30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors Related to Our Business and Our Industry

We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities.

Our total revenue was approximately $18.7 million for the six months ended June  30, 2019, and $49.4 million for the year ended December 31, 2018, and, as of June  30, 2019, we had cash and cash equivalents of approximately $15.3 million. Our existing capital may be insufficient to meet our requirements. Based on our current operating plan, we believe our cash and cash equivalents and availability under our revolving line of credit facility will be sufficient to fund our operating requirements for at least 12 months; however, management expects operating losses and cash flow deficits to continue for the foreseeable future. We may need to raise additional funds through financings or borrowings in order to accomplish our long-term planned objectives. Failure to raise additional funds could delay, reduce, or halt our sales of our products and would impact our ability to continue our business. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

We have no committed sources of capital funding other than our revolving line of credit facility and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. If adequate funding is not available when needed, we may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

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

We have incurred net losses since our inception. We incurred net losses of $17.8 million and $7.9 million for the year ended December 31, 2018, and the six months ended June  30, 2019, respectively. As of June  30, 2019, we had an accumulated deficit of $141.9 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. While our products offer unique benefits over other industry memory technologies, our per-bit cost to product our product is currently higher than competing technologies. As a result, our ability to capture market share and generate sufficient revenue to transition to profitability and generate consistent positive cash flows is uncertain. We do not know whether we will be able to grow our revenue rapidly enough to absorb these costs, and it is difficult for us to assess the extent of our expenses, or their impact on our results of operations.

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

We have significant customer sales both in the U.S. and internationally. We also rely on domestic and international suppliers, manufacturing partners and distributors. We are therefore susceptible to adverse U.S. and international economic and market conditions. If any of our manufacturing partners, customers, distributors or suppliers experience slowdowns in their business, serious financial difficulties or cease operations, our business will be adversely affected. In addition, the adverse impact of an unfavorable economy may adversely impact consumer spending, which may adversely impact our customers’ spending and demand for our products.

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

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our four largest end customers together accounted for 26% of our total revenue for the six months ended June 30, 2019,  although one of these customers accounted for more than 10% of our revenue during that period. Our four largest end customers together accounted for 29% of our total revenue for the year ended December 31, 2018, and one of these customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

Our revenue depends on our customers’ ability to commercialize their products successfully. The markets for our customers’ products are extremely competitive and are characterized by rapid technological change. Competition in our customers’ markets is based on a variety of factors including price, performance, product quality, marketing and distribution capability, customer support, name recognition and financial strength. As a result of rapid technological change, the markets for our customers’ products are characterized by frequent product introductions, short product life cycles, fluctuating demand and increasing product capabilities. As a result, our customers’ products may not achieve market success or may become obsolete. We cannot assure our stockholders that our customers will dedicate the resources necessary to promote and commercialize their products, successfully execute their business strategies for such products, or be able to manufacture such products in quantities sufficient to meet demand or cost-effectively manufacture products at a high volume. Our customers do not have contracts with us that require them to manufacture, distribute or sell any products. Moreover, our customers may develop internally, or in collaboration with our competitors, technology that they may utilize instead of the technology available to them through us. Our customers’ failure to achieve market success for their products, including as a result of general declines in our customers’ markets or industries, could negatively affect their willingness to utilize our products, which may result in a decrease in our revenue and negatively affect our business and operating results.

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

Products as complex as ours may contain defects when first introduced to customers or as new versions are released. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of the products or result in a costly recall and could damage our reputation and adversely affect our ability to retain existing customers and attract new customers. Defects could cause problems with the functionality of our products, resulting in interruptions, delays or cessation of sales of these products to our customers. We may also be required to make significant expenditures of capital and resources to resolve such problems. We cannot assure our stockholders that problems will not be found in new products, both before and after commencement of commercial production, despite testing by us, our suppliers or our customers. Any such problems could result in:

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

We aim to use the most advanced manufacturing process technology appropriate for our solutions that is available from our third-party foundries. As a result, we periodically evaluate the benefits of migrating our solutions to other technologies to improve performance and reduce costs. These ongoing efforts require us from time to time to modify the manufacturing processes for our products and to redesign some products, which in turn may result in delays in product deliveries. We may face difficulties, delays and increased expense as we transition our products to new processes, and potentially to new foundries. We will depend on our third-party foundries as we transition to new processes. We cannot assure our stockholders that our third-party foundries will be able to effectively manage such transitions or that we will be able to maintain our relationship with our third-party foundries or develop relationships with new third-party foundries. If we or any of our third-party foundries experience significant delays in transitioning to new processes or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, any of which could harm our relationships with our customers and our operating results.

As smaller line width geometry manufacturing processes become more prevalent, we intend to move our future products to increasingly smaller geometries to integrate greater levels of memory capacity and/or functionality into our products. This transition will require us and our third-party foundries to migrate to new designs and manufacturing processes for smaller geometry products. We may not be able to achieve smaller geometries with higher levels of design integration or to deliver new integrated products on a timely basis. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to increase product value. We are dependent on our relationships with our third-party foundries to transition to smaller geometry processes successfully. We cannot assure our stockholders that our third-party foundries will be able to effectively manage any such transition. If we or our third-party foundries experience significant delays in any such transition or fail to implement a transition, our business, financial condition and results of operations could be materially harmed.

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

In addition to patents, we also rely on contractual protections with our customers, suppliers, distributors, employees and consultants, and we implement security measures designed to protect our trade secrets and know-how. However, we cannot assure our stockholders that these contractual protections and security measures will not be breached, that we will have adequate remedies for any such breach or that our customers, suppliers, distributors, employees or consultants will not assert rights to intellectual property or damages arising out of such contracts.

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

We maintain operations outside of the United States which exposes us to significant risks.

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

Pursuant to the Dodd-Frank Act, the SEC has adopted requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to perform diligence and disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products, and affect our costs and relationships with customers, distributors and suppliers as we must obtain additional information from them to ensure our compliance with the disclosure requirement. In addition, we incur additional costs in complying with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we have not been able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free and these customers may discontinue, or materially reduce, purchases of our products, which could result in a material adverse effect on our results of operations and our financial condition may be adversely affected.

Risks Related to Our Common Stock

An active trading market may not be sustained.

Although our stock is currently traded on the Nasdaq Stock Market, an active trading market may not be sustained. The lack of an active market may impair the value of our common stock and our stockholders’ ability to sell their shares at the time they may wish to sell them. An inactive market may also impair our ability to both raise capital by selling shares and acquire other complementary products, technologies or businesses by using our shares as consideration.

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

•    the affirmative vote of holders of at least 66-2/3% of the voting power of all of the then outstanding shares of voting stock, voting as a single class, will be required (a) to amend certain provisions of our certificate of incorporation, including provisions relating to the size of the board, special meetings, actions by written consent and cumulative voting and (b) to amend or repeal our bylaws, although our bylaws may be amended by a simple majority vote of our board of directors;

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In August 2019, the Company executed an Amended and Restated Loan and Security Agreement (the 2019 Credit Facility), which amended and restated the 2017 Credit Facility, providing for a formula revolving line of credit (Line of Credit) and a term loan (2019 Term Loan) with Silicon Valley Bank to refinance in full the outstanding principal balance of $8.0 million under the 2017 Credit Facility. The Company paid the final payment of $0.8 million, which was due upon repayment of the 2017 Credit Facility.

The Line of Credit allows for a maximum draw of $5.0 million, subject to a formula borrowing base, has a two year term and bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 6.75%. The Line of Credit provides for a commitment fee of 1.6% of the maximum availability of the Line of Credit, due upon closing, and a termination fee equal to 1% of the maximum availability under the Line of Credit, which is due in case of a termination of the Line of Credit prior to the scheduled maturity date. The Company drew $2.0 million at execution to pay off a portion of the outstanding balance of the 2017 Credit Facility, and $3.0 million remains available under the Line of Credit, subject to borrowing base availability.

The 2019 Term Loan provides for a $6.0 million term loan funded in full at closing, with a term of 42 months, and a 12-month interest only period followed by 30 months of equal principal payments, plus accrued interest. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 4.75%.  A final payment of 7% of the original principal amount of the 2019 Term Loan must be made when the 2019 Term Loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The 2019 Term Loan has a prepayment fee equal to 2% of the total commitment, which is due only if the 2019 Term Loan is prepaid prior to the scheduled maturity date for any reason.

The 2019 Credit Facility contains customary representations, warranties and affirmative and restrictive covenants, including restrictions on dispositions of assets, indebtedness, liens, distributions and transactions with affiliates. Events of default include, among other things, payment defaults, covenant defaults, cross-defaults to other indebtedness or material agreements, insolvency defaults, attachment of collateral, and a material adverse change event of default.  If an event of default occurs and is not cured or waived, Silicon Valley Bank could accelerate the maturity of all obligations under the 2019 Credit Facility, apply the default rate of 5.0%, and exercise secured party remedies.

The 2019 Credit Facility contains a financial covenant, which requires the Company to maintain a minimum liquidity ratio. The obligations under the 2019 Credit Facility are secured by a first priority perfected security interest in the Company’s assets excluding intellectual property.

In conjunction with entering into the 2019 Credit Facility, on August 5, 2019, the Company and SVB amended and restated the warrant issued to SVB in connection with the First Amendment, which was a warrant to purchase 9,375 shares of the Company’s common stock at $8.91 per share, to add an option by SVB to put the warrant back to the Company for $50,000 upon expiration or a liquidity event, to be prorated if SVB exercises a portion of the warrant. The warrant expires on July 6, 2023.  The amendment and restatement of the warrant was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, in that it was made with one sophisticated investor.

Item 6. Exhibits

EXHIBIT INDEX

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	10/13/2016

3.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/22/2019
3.3	Bylaws.	8-K	001-37900	3.2	5/22/2019

4.1	Form of Common Stock Certificate of the Company.	S-1	333-213569	4.1	9/09/2016

4.2	Warrant to Purchase Common Stock, dated as of July 6, 2018, between the Company and Silicon Valley Bank.	10-Q	001-37900	4.2	8/09/2018

4.3	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.1*	Third Amendment to Loan and Security Agreement, dated June 19, 2019 by and between the registrant and Silicon Valley Bank

10.2*	Non-employee Director Compensation

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everspin Technologies, Inc.

Date: August 7, 2019	By:	/s/ Kevin Conley
Kevin Conley
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Everspin Technologies, Inc.

Date: August 7, 2019	By:	/s/ Jeffrey Winzeler
Jeffrey Winzeler
Chief Financial Officer
(Principal Financial and Accounting Officer)