Form 10-Q
period 2019-09-30
EVERSPIN TECHNOLOGIES INC
filed 2019-11-08
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of Registrant’s Common Stock outstanding as of October 31, 2019 was 17,565,493.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$14,780	$23,379
Accounts receivable, net	5,568	7,522
Inventory	8,318	9,097
Prepaid expenses and other current assets	222	688
Total current assets	28,888	40,686
Property and equipment, net	3,558	4,286
Right-of-use assets	2,595	—
Other assets	73	73
Total assets	$35,114	$45,045

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,178	$2,637
Accrued liabilities	3,167	5,001
Current portion of long-term debt	72	5,977
Operating lease liabilities	1,606	—
Other liabilities	48	—
Total current liabilities	8,071	13,615
Long-term debt, net of current portion	7,676	6,509
Operating lease liabilities, net of current portion	1,307	—
Total liabilities	17,054	20,124
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 17,535,746 and 17,095,456 shares issued and outstanding as of September 30, 2019 and December 31, 2018	2	2
Additional paid-in capital	163,640	158,912
Accumulated deficit	(145,582)	(133,993)
Total stockholders’ equity	18,060	24,921
Total liabilities and stockholders’ equity	$35,114	$45,045

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Product sales	$8,370	$10,469	$25,396	$29,283
Licensing, royalty, and other revenue	808	1,049	2,454	7,853
Total revenue	9,178	11,518	27,850	37,136
Cost of sales	4,824	6,109	14,692	17,235
Gross profit	4,354	5,409	13,158	19,901
Operating expenses:
Research and development	3,395	6,453	10,912	19,706
General and administrative	3,050	2,913	9,501	9,461
Sales and marketing	1,491	1,582	4,094	4,661
Total operating expenses	7,936	10,948	24,507	33,828
Loss from operations	(3,582)	(5,539)	(11,349)	(13,927)
Interest expense	(170)	(229)	(567)	(662)
Other income, net	89	139	327	315
Net loss and comprehensive loss	$(3,663)	$(5,629)	$(11,589)	$(14,274)
Net loss per common share, basic and diluted	$(0.21)	$(0.33)	$(0.67)	$(0.88)
Weighted-average shares used to compute net loss per common share, basic and diluted	17,312,226	16,944,660	17,183,306	16,130,882

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Three and Nine Months Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	17,095,456	$2	$158,912	$(133,993)	$24,921
Issuance of common stock under stock incentive plans	12,607	—	13	—	13
Stock-based compensation expense	—	—	704	—	704
Net loss	—	—	—	(4,256)	(4,256)
Balance at March 31, 2019	17,108,063	2	159,629	(138,249)	21,382
Issuance of common stock under stock incentive plans	43,227	—	137	—	137
Stock-based compensation expense	—	—	798	—	798
Net loss	—	—	—	(3,670)	(3,670)
Balance at June 30, 2019	17,151,290	2	160,564	(141,919)	18,647
Issuance of common stock under stock incentive plans	7,341	—	28	—	28
Issuance of common stock in at-the- market offering (Note 7)	377,115	—	2,172	—	2,172
Stock-based compensation expense	—	—	895	—	895
Modification of warrant in connection with 2019 Credit Facility	—	—	(19)	—	(19)
Net loss	—	—	—	(3,663)	(3,663)
Balance at September 30, 2019	17,535,746	$2	$163,640	$(145,582)	$18,060

	Three and Nine Months Ended September 30, 2018
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	12,817,201	$1	$128,422	$(117,539)	$10,884
Adjustment to opening balance for adoption of new accounting standard	—	—	—	1,300	1,300
Issuance of common stock in secondary offering, net of issuance costs	3,772,447	1	24,608	—	24,609
Issuance of common stock under stock incentive plans	58,229	—	309	—	309
Compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES	—	—	237	—	237
Stock-based compensation expense	—	—	625	—	625
Net loss	—	—	—	(1,277)	(1,277)
Balance at March 31, 2018	16,647,877	2	154,201	(117,516)	36,687
Issuance of common stock under stock incentive plans	152,628	—	723	—	723
Compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES	—	—	225	—	225
Stock-based compensation expense	—	—	717	—	717
Net loss	—	—	—	(7,369)	(7,369)
Balance at June 30, 2018	16,800,505	2	155,866	(124,885)	30,983
Issuance of common stock under stock incentive plans	265,341	—	1,332	—	1,332
Compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES	—	—	247	—	247
Stock-based compensation expense	—	—	722	—	722
Issuance of warrant	—	—	43	—	43
Secondary offering issuance costs	—	—	(85)	—	(85)
Net loss	—	—	—	(5,629)	(5,629)
Balance at September 30, 2018	17,065,846	$2	$158,125	$(130,514)	$27,613

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(11,589)	$(14,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,297	1,069
Loss on disposal of property and equipment	20	19
Stock-based compensation	2,397	2,064
Non-cash interest expense	219	286
Compensation expense related to vesting of common stock to GLOBALFOUNDRIES	—	709
Changes in operating assets and liabilities:
Accounts receivable	1,954	(1,876)
Inventory	779	309
Prepaid expenses and other current assets	466	154
Accounts payable	518	(140)
Accrued liabilities	(1,444)	4,840
Operating lease liabilities	(72)	—
Shipping term reversal	—	(39)
Net cash used in operating activities	(5,455)	(6,879)
Cash flows from investing activities
Purchases of property and equipment	(566)	(1,513)
Net cash used in investing activities	(566)	(1,513)
Cash flows from financing activities
Proceeds from the issuance of common stock, net of offering costs	—	24,524
Proceeds from debt	—	1,000
Payments on debt	(4,840)	(1,000)
Payments of debt issuance costs	(80)	—
Payments on finance lease obligation	(8)	(8)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	178	2,364
Proceeds from issuance of common stock in at-the-market offering, net of issuance costs	2,172	—
Net cash (used in) provided by financing activities	(2,578)	26,880
Net (decrease) increase in cash and cash equivalents	(8,599)	18,488
Cash and cash equivalents at beginning of period	23,379	12,950
Cash and cash equivalents at end of period	$14,780	$31,438
Supplementary cash flow information:
Interest paid	$373	$370
Operating cash flows paid for operating leases	$1,264	$—
Financing cash flows paid for finance leases	$8	$—
Right-of-use assets obtained in exchange for new operating leases	$23	$—
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable	$33	$183
Modification of warrant	$36	$—
Issuance of warrant with debt	$—	$43

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

Ability to continue as a going concern

The Company believes that its existing cash and cash equivalents as of September 30, 2019, coupled with its anticipated growth and sales levels will be sufficient to meet its anticipated cash requirements for at least the next twelve months from the financial statement issuance date. The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. The Company may be required at some point in the future to seek additional equity or debt financing, to sustain operations beyond that point, and such additional financing may not be available on acceptable terms or at all. If the Company is unable to raise additional capital or generate sufficient cash from operations to adequately fund its operations, it will need to curtail planned activities to reduce costs. Doing so will likely harm its ability to execute on its business plan.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.

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

Accounts receivable, net

The Company estimates credits to distributors based on the historical rate of credits provided to distributors relative to sales. At September 30, 2019, the allowance for product returns was $170,000 and there was not an allowance for price concessions. At December 31, 2018, the allowance for product returns and the allowance for price concessions were $144,000 and $569,000, respectively.

Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Trade accounts receivable	$5,261	$7,297
Unbilled accounts receivable	477	938
Allowance for accounts receivable	(170)	(713)
Accounts receivable, net	$5,568	$7,522

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

	Revenue		Revenue		Accounts Receivable, net
	Three Months Ended		Nine Months Ended		As of
	September 30,		September 30,		September 30,	December 31,
Customers	2019	2018	2019	2018	2019	2018
Customer A	25%	*	19%	*	42%	23%
Customer B	12%	*	12%	*	*	*
Customer C	10%	*	*	*	*	11%
Customer D	*	10%	12%	*	*	*
Customer E	*	13%	11%	13%	*	*
Customer F	*	*	*	14%	*	*
Customer G	*	13%	*	13%	*	*
Customer H	*	*	*	*	*	21%
Customer I	*	*	*	*	*	11%
Customer J	*	10%	*	*	*	*

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

The carrying value of accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments. As of September 30, 2019, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments consist of Level 1 assets and a Level 3 liability. Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds that are included in cash equivalents. The Company’s Level 3 liability consists of a warrant issued in connection with the 2019 Credit Facility (Note 6). The change in the fair value of the warrant during the three months ended September 30, 2019 was immaterial.

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$14,830	$—	$—	$14,830
Total assets measured at fair value	$14,830	$—	$—	$14,830

Liabilities:
Warrant liability	$—	$—	$36	$36
Total financial liabilities	$—	$—	$36	$36

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$23,478	$—	$—	$23,478
Total assets measured at fair value	$23,478	$—	$—	$23,478

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

The Company has lease agreements with lease and non-lease components. The Company has elected to not separate lease and non-lease components for any leases involving real estate and office equipment classes of assets and, as a result, accounts for the lease and non-lease components as a single lease component. The Company will separate lease and non-lease components for any leases involving manufacturing facility classes of assets. Further, the Company elected the short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to leases with terms of 12 months or less (short-term leases) for all classes of assets. As of September 30, 2019, the Company did not have any short-term leases.

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

3. Revenue

The Company sells the majority of its products to its distributors, but also to original equipment manufacturers (OEMs).  The Company also recognizes revenue under licensing and royalty agreements with some customers.  The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Distributor	$5,720	$9,692	$18,469	$26,223
Non-distributor	3,458	1,826	9,381	10,913
Total revenue	$9,178	$11,518	$27,850	$37,136

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Point in time	$8,525	$10,613	$26,156	$34,729
Over time	653	905	1,694	2,407
Total revenue	$9,178	$11,518	$27,850	$37,136

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product sales	$8,370	$10,469	$25,396	$29,283
License fees	—	—	—	5,000
Royalties	155	144	760	446
Other revenue	653	905	1,694	2,407
Total revenue	$9,178	$11,518	$27,850	$37,136

The Company recognizes revenue in three primary geographic regions: North America; Europe, Middle East and Africa (EMEA); and Asia-Pacific and Japan (APJ). The following table presents the Company’s revenues disaggregated by the geographic region to which the product is delivered or licensee is located (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
North America	$1,527	$2,104	$7,244	$6,214
EMEA	2,048	2,749	6,776	7,896
APJ	5,603	6,665	13,830	23,026
Total revenue	$9,178	$11,518	$27,850	$37,136

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Raw materials	$300	$288
Work-in-process	6,234	6,759
Finished goods	1,784	2,050
Total inventory	$8,318	$9,097

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued payroll-related expenses	$1,367	$1,558
Accrued joint development agreement expenses	675	661
Accrued inventory	632	1,678
Deferred rent	—	390
Other	493	714
Total accrued liabilities	$3,167	$5,001

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

The undiscounted future non-cancellable lease payments under the Company’s operating leases were as follows (in thousands):

As of September 30, 2019	Amount
2019 (remaining three months)	$430
2020	1,736
2021	859
2022	50
2023	—
Thereafter	—
Total undiscounted lease payments	3,075
Less: Present value adjustment	(162)
Total operating lease liabilities	2,913
Less: Current portion of operating lease liabilities	(1,606)
Total operating lease liabilities, net of current portion	$1,307

As determined under ASC 840, the future minimum rental commitments under the Company’s operating leases at December 31, 2018 were as follows (in thousands):

Year Ending December 31,	Amount
2019	$1,645
2020	1,701
2021	846
2022	47
2023	—
Thereafter	—
Total minimum lease payments	$4,239

Other information related to the Company's operating lease liabilities was as follows:

As of September 30, 2019
Weighted-average remaining lease term (years)	1.89
Weighted-average discount rate	6.01%

Lease costs for the Company’s operating leases were $401,000 and $386,000 for the three months ended September 30, 2019 and 2018, respectively, and $1.2 million for each of the nine months ended September 30, 2019 and 2018. Variable lease payments for operating leases were immaterial for the three and nine months ended September 30, 2019 and 2018. Lease costs for the Company’s finance lease were immaterial for the three and nine months ended September 30, 2019 and 2018.

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

On July 6, 2018, the Company entered into the First Amendment to the 2017 Credit Facility (the First Amendment). The First Amendment extended the period of interest-only payments through December 31, 2018, followed by fixed principal and interest payments based on either a 24-month or a 36-month amortization schedule if the Company achieves certain milestones. The Company determined it would not meet the milestones, therefore, the 2017 Credit Facility is based on a 24-month amortization schedule and matures in December 2020. The 2017 Credit Facility provided for interest at a floating rate equal to the prime rate minus 0.75%. The terms of the First Amendment included the refund of $1.0 million in principal payments previously made by the Company. An end of term fee of 7% of the amount borrowed must be made when the loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment was being accreted using the effective interest method.

In January 2019 and June 2019, the Company entered into the Second Amendment and the Third Amendment to the 2017 Credit Facility, respectively, which primarily modified the financial covenants under the 2017 Credit Facility.

The Company was permitted to make voluntary prepayments of the 2017 Credit Facility with a prepayment fee, calculated as of the effective date of the First Amendment, equal to (i) $240,000 during the first 12 months and (ii) $120,000 if prepaid in months 13-24.  The Company was required to make mandatory prepayments of the outstanding loan upon the acceleration by lender following the occurrence of an event of default, along with a payment of the end of term fee, the prepayment fee and any other obligations that are due and payable at the time of prepayment. In the event of default, the interest rate in effect would increase by 5.0% per annum.

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

2019 Credit Facility

In August 2019, the Company executed an Amended and Restated Loan and Security Agreement (the 2019 Credit Facility), which amended and restated the 2017 Credit Facility, providing for a formula revolving line of credit (Line of Credit) and a term loan (2019 Term Loan) with Silicon Valley Bank to refinance in full the outstanding principal balance of $8.0 million under the 2017 Credit Facility. In August 2019, the Company paid the final payment of $0.8 million,  which was due upon the refinancing of the 2017 Credit Facility.

The Line of Credit allows for a maximum draw of $5.0 million, subject to a formula borrowing base, has a two year term and bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 6.75%.  As of September 30, 2019, the interest rate was 6.75%.  The Line of Credit provides for a commitment fee of 1.6% of the maximum availability of the Line of Credit, which was paid in August 2019 upon closing, and was accounted for as a debt discount. The Line of Credit also provides for a termination fee equal to 1% of the maximum availability under the Line of Credit, which is due in case of a termination of the Line of Credit prior to the scheduled maturity date, and an unused facility fee equal to 0.125% per annum of the average unused portion of the Line of Credit, which is expensed as incurred. At execution, $2.0 million from the Line of Credit was used to refinance a portion of the outstanding balance of the 2017 Credit Facility, and $3.0 million remains available under the Line of Credit, subject to borrowing base availability. As of September 30, 2019, the effective interest rate under the Line of Credit was 10.57% and the outstanding balance was $2.0 million.

The 2019 Term Loan provides for a  $6.0 million term loan, which was used to refinance the remaining balance of the 2017 Credit Facility. The 2019 Term Loan has a term of 42 months, and a 12-month interest only period followed by 30 months of equal principal payments, plus accrued interest. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 4.75%.  As of September 30, 2019, the interest rate was 4.75%. A final payment of 7% of the original principal amount of the 2019 Term Loan must be made when the 2019 Term Loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment, which is accounted for as a debt discount, is being accreted using the effective interest method. The 2019 Term Loan has a prepayment fee equal to 2% of the total commitment, which is due only if the 2019 Term Loan is prepaid prior to the scheduled maturity date for any reason.  As of September 30, 2019, the effective interest rate under the 2019 Term Loan was 8.66%.

In conjunction with entering into the 2019 Credit Facility, on August 5, 2019, the Company and SVB amended and restated the warrant issued to SVB in connection with the First Amendment, which was a warrant to purchase 9,375 shares of the Company’s common stock at $8.91 per share, to add an option by SVB to put the warrant back to the Company for $50,000 upon expiration or a liquidity event, to be prorated if SVB exercises a portion of the warrant. The warrant expires on July 6, 2023. As of August 5, 2019, the warrant was classified as a liability and recorded at fair value within other liabilities in the Company’s condensed balance sheet. Due to the put right, the warrant is subject to fair value remeasurement at each subsequent reporting date until the exercise or expiration of the warrant. Any resulting change in the fair value of the warrant will be recorded as other income, net in the Company’s condensed statement of operations and comprehensive loss.

Collateral for the 2019 Credit Facility includes all of the Company’s assets except for intellectual property. The Company is required to comply with certain covenants under the 2019 Credit Facility, including requirements to maintain a minimum liquidity ratio, and restrictions on certain actions without the consent of the lender, such as limitations on its ability to engage in mergers or acquisitions, sell assets, incur indebtedness or grant liens or negative pledges on its assets, make loans or make other investments. Under these covenants, the Company is prohibited from paying cash dividends with respect to its capital stock. The Company was in compliance with all covenants at September 30, 2019.  The 2019 Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the term loan. As of September 30, 2019, management does not believe that it is probable that the clause will be triggered within the next 12 months, and therefore the term loan is classified as long-term.

The carrying value of the Company’s 2019 Credit Facility at September 30, 2019 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$200	$8,220	$8,420
Unamortized debt discounts	(128)	(544)	(672)
Net carrying value	$72	$7,676	$7,748

The carrying value of the Company’s 2017 Credit Facility at December 31, 2018 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$6,000	$6,840	$12,840
Unamortized debt discounts	(33)	(341)	(374)
Net carrying value	$5,967	$6,499	$12,466

The table below includes the principal repayments due under the 2019 Credit Facility (in thousands):

Principal Repayment
as of September 30, 2019
2019 (remaining three months)	$—
2020	800
2021	4,400
2022	2,400
2023	820
2024	—
Total principal repayments	$8,420

7.  Stockholders’ Equity

At-the-Market Sales Agreement

In August 2019, the Company entered into an Open Market Sale Agreement, or the 2019 Sales Agreement, with Jefferies, LLC, or Jefferies, for the offer and sale of shares of its common stock having an aggregate offering of up to $25.0 million from time to time through Jefferies, acting as the Company’s sales agent. The issuance and sale of these shares by the Company pursuant to the 2019 Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Under the 2019 Sales Agreement, the Company agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales made pursuant to the Sales Agreement. During the three and nine months ended September 30, 2019, the Company received net proceeds of $2.2 million after deducting commissions and expenses payable by the Company, from the sale of 377,115 shares of common stock pursuant to the 2019 Sales Agreement. As of September 30, 2019, the Company had an aggregate of $22.6 million available for future sales under the 2019 Sales Agreement.

8. Stock-Based Compensation

The following table summarizes the stock option and award activity for the nine months ended September 30, 2019:

		Options Outstanding
			Weighted-	Weighted-
	Options and		Average	Average
	Awards		Exercise	Remaining	Aggregate
	Available for	Number of	Price Per	Contractual	Intrinsic
	Grant	Options	Share	Life (years)	Value
					(In thousands)
Balance—December 31, 2018	764,145	1,475,299	$7.60	7.8	$284
Authorized	512,864
RSUs granted	(165,152)
RSUs cancelled/forfeited	9,000
Options granted	(587,852)	587,852	$6.70
Options exercised		(10,278)	$4.70		$24
Options cancelled/forfeited	136,154	(145,161)	$8.78
Balance—September 30, 2019	669,159	1,907,712	$7.25	8.0	$385
Options exercisable—September 30, 2019		872,161	$7.03	7.0	$385

The total grant date fair value of options vested was $557,000 and $510,000 during the three months ended September 30, 2019 and 2018, respectively, and $1.8 million and $1.4 million during the nine months ended September 30, 2019 and 2018, respectively.

The weighted-average grant date fair value of employee options granted was $4.49 and $4.48 per share during the three months ended September 30, 2019 and 2018, respectively, and $4.11 and $4.56 per share during the nine months ended September 30, 2019 and 2018, respectively.

2016 Employee Stock Purchase Plan

In January 2019, there was an increase of 170,955 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP). The Company had 417,939 shares available for future issuance under the Company’s ESPP as of September 30, 2019. Employees purchased 22,405  shares for $130,000 during the nine months ended September 30, 2019. Employees purchased 20,057 shares for $137,000 during the nine months ended September 30, 2018.

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

Restricted Stock Units

The following table summarizes Restricted Stock Units (RSUs) activity for the nine months ended September 30, 2019:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2018	93,560	$8.38
Granted	165,152	6.80
Vested	(30,492)	8.40
Cancelled/forfeited	(9,000)	7.86
Balance—September 30, 2019	219,220	$7.21

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of September 30, 2019, there was $1.2 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.5 years.

Stock-based Compensation Expense

The Company recognized stock-based compensation expense from awards granted to employees and non-employees under its equity incentive plans and from its ESPP as follows, excluding amounts related to GLOBALFOUNDRIES, Inc. (GF) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$176	$132	$484	$378
General and administrative	627	504	1,692	1,403
Sales and marketing	92	86	221	283
Total	$895	$722	$2,397	$2,064

As of September 30, 2019, there was $5.1 million of total unrecognized compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 2.5 years. Compensation cost capitalized within inventory at September 30, 2019 and at December 31,  2018 was not material.

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

The Company incurred project costs of $415,000 and $1.6 million for the three months ended September 30, 2019 and 2018, respectively, and $1.6 million and $5.9 million for the nine months ended September 30, 2019 and 2018, respectively, which were recognized in research and development expense. The Company entered into a  Statement of Work (SOW) and an Amendment to the SOW, under the JDA with GF effective August 2016 and June 2018, respectively. The Company is entitled to revenues under the SOW and its Amendment upon delivery and acceptance of product. The Company did not recognize any revenue from GF during the three and nine months ended September 30, 2019 and recognized revenue from GF of $300,000 and $800,000 during the three and nine months ended September 30, 2018.

On October 21, 2014, GF participated, along with other investors, in the Company’s Series B redeemable convertible preferred stock financing and purchased 192,307 shares at $26.00 per share. Contemporaneously, the Company sold 461,538 shares of its common stock to GF at a discounted price of $0.00026 per share. The common shares vest upon the achievement of a goal as set forth in the Statement of Work #1 (the SOW) under the JDA. The unvested common shares are subject to repurchase by the Company, if the JDA is terminated for any reason, for a one-year period after such termination, at a price that is the lower of the original price paid by GF or the fair value of the Company’s common stock as of the date of repurchase. The Company has determined that the issuance of these shares of common stock to GF represents compensation for services to be provided under the JDA. Accordingly, the shares are accounted for similar to a stock award granted to a non-employee of the Company and are remeasured to their fair value as they vest. A total of 211,538 shares of common stock became vested on August 21, 2016, the designated Initial Measurement Date. The remaining shares vested on a monthly basis through October 21, 2018. The Company recognized non-cash compensation expense of $247,000 and $709,000 during the three and nine months ended September 30, 2018, in research and development expense related to the vesting of the shares of common stock. As of December 31, 2018, all shares issued to GF were fully vested.

Silterra Malaysia Sdn. Bhd. Joint Collaboration Agreement

In September 2018, the Company entered into a Joint Collaboration Agreement (JCA) with Silterra Malaysia Sdn. Bhd. (Silterra), and another third party. The JCA will create additional manufacturing capacity for the Company’s Toggle MRAM products.  Initial production is expected to start in 2020. Under the JCA the Company will pay non-recurring engineering costs of $1.0 million. As of September 30, 2019, the Company has paid $400,000 of JCA costs. There were no JCA costs paid for during the three and nine months ended September 30, 2019.

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

10. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(3,663)	$(5,629)	$(11,589)	$(14,274)
Denominator:
Weighted-average common shares outstanding	17,312,226	16,970,266	17,183,306	16,185,122
Less: weighted-average unvested common shares subjected to repurchase	—	(25,606)	—	(54,240)
Weighted-average common shares outstanding used to calculate net loss per common share, basic and diluted	17,312,226	16,944,660	17,183,306	16,130,882
Net loss per common share, basic and diluted	$(0.21)	$(0.33)	$(0.67)	$(0.88)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options to purchase common stock	1,907,712	1,494,534	1,907,712	1,494,534
Restricted stock units	219,220	94,480	219,220	94,480
Common stock subject to repurchase	—	9,615	—	9,615
Common stock warrants	27,836	27,836	27,836	27,836
Total	2,154,768	1,626,465	2,154,768	1,626,465

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

We work directly with our distributors and customers to have our MRAM devices designed into and qualified for their products. Although we maintain direct sales, support, and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 62% and 84% for the three months ended September 30, 2019 and 2018, respectively, and 66% and 71% for the nine months ended September 30, 2019 and 2018, respectively, of our revenue from products sold through distributors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
North America	$1,527	$2,104	$7,244	$6,214
EMEA	2,048	2,749	6,776	7,896
APJ	5,603	6,665	13,830	23,026
Total revenue	$9,178	$11,518	$27,850	$37,136

We leverage both internal and outsourced capabilities to manufacture our MRAM products. We purchase industry-standard complementary metal-oxide semiconductor (CMOS) wafers from semiconductor foundries and complete the fabrication by inserting our magnetic-bit technology at our 200mm fabrication facility in Chandler, Arizona. We believe this allows us to streamline research and development, rapidly prototype new products, and bring new products to market quickly and cost effectively. This strategy significantly reduces the capital investment that would otherwise be required to operate manufacturing facilities of our own. We utilize leading semiconductor foundry GLOBALFOUNDRIES to support full turnkey high-volume production of our MRAM products on 300mm wafers at advanced process nodes.

During the three and nine months ended September  30, 2019, we continued to invest in research and development to support current and future MRAM technologies and products including our Spin Transfer Torque MRAM (STT-MRAM) technology. We believe this investment will allow us to continue to develop MRAM based products in response to market needs. Our research and development expenses were $3.4 million and $6.5 million for the three months ended September 30, 2019 and 2018, respectively, and  $10.9 million and $19.7 million for the nine months ended September  30, 2019 and 2018, respectively. We expect our future research and development expenses to fluctuate quarterly depending on the qualification cycle of our technologies and products.

We recorded revenue of $9.2 million and $11.5 million for the three months ended September 30, 2019 and 2018, respectively, and  $27.9 million and $37.1 million for the nine months ended September 30, 2019 and 2018, respectively; gross margin was 47.4% and 47.0% for the three months ended September 30, 2019 and 2018, respectively, and 47.2% and 53.6% for the nine months ended September 30, 2019 and 2018, respectively; and our net loss was $3.7 million and $5.6 million for the three months ended September 30, 2019 and 2018, respectively, and $11.6 million and $14.3 million for the nine months ended September 30, 2019 and 2018, respectively. The decline in revenue in the three month period was primarily attributable to the loss of a customer.  The decline in revenue in the nine month period was primarily attributable to a one time licensing fee for our IP recognized in the three months ended March 31, 2018 and the loss of a customer in 2019, which was partially offset by new product sales. As the licensing fee had no associated cost of sales, our resulting gross margin was uncharacteristically high during the nine months ended September 30, 2018.

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

The following table presents a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Adjusted EBITDA reconciliation:
Net loss	$(3,663)	$(5,629)	$(11,589)	$(14,274)
Depreciation and amortization	421	340	1,297	1,069
Stock-based compensation expense	895	722	2,397	2,064
Compensation expense related to vesting of GLOBALFOUNDRIES common stock	—	247	—	709
Interest expense	170	229	567	662
Adjusted EBITDA	$(2,177)	$(4,091)	$(7,328)	$(9,770)

Factors Affecting Our Results of Operations

Design wins. To continue to grow our revenue, we must continue to achieve design wins for our MRAM products. We consider a design win to occur when an OEM or contract manufacturer notifies us that it has qualified one of our products as a component in a product or system for production. Because the life cycles for our customers’ products can last for many years, if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win. Any delay in the development of our products, or failure of our customers to adopt our products, could inhibit revenue growth or cause declines, which would significantly harm our business. New design wins in 2019 were consistent in the first and second quarters, with 14 qualified design wins in each quarter. We experienced significant growth in the third quarter, with 22 qualified design wins.

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

Customer concentration.  A relatively small number of end customers have historically accounted for a significant percentage of our revenue. Revenue from our four largest end customers collectively accounted for 38% and 30% of our total revenue in the three and nine months ended September 30, 2019. One of these customers individually accounted for more than 10% of our total revenue in the three and nine months ended September 30, 2019. Revenue from four of our end customers collectively accounted for 21% and 35% of our total revenue in the three and nine months ended September 30, 2018. One of these end customers individually accounted for more than of 10% of our total revenue in the three months ended September 30, 2018, and two of these customers accounted for in excess of 10% of our total revenue in the nine months ended September 30, 2018. It would be difficult to replace lost revenue resulting from the loss, reduction, cancellation or delay in purchase orders by any one of these end customers. Consolidation among our customers may further concentrate our customer base and expose us to increased risks relating to increased customer concentration. In addition, any significant pricing pressure exerted by a significant customer could adversely affect our operating results.

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

Other Income, Net

Other income, net consists primarily of the interest income earned on our cash equivalents, foreign currency exchange gains and losses,  and the change in fair value of our warrant liability. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	(In thousands)		(As a percentage of revenue)		(In thousands)		(As a percentage of revenue)
Product sales	$8,370	$10,469	91%	91%	$25,396	$29,283	91%	79%
Licensing, royalty, and other revenue	808	1,049	9	9	2,454	7,853	9	21
Total revenue	9,178	11,518	100	100	27,850	37,136	100	100
Cost of sales	4,824	6,109	53	53	14,692	17,235	53	46
Gross profit	4,354	5,409	47	47	13,158	19,901	47	54
Operating expenses:
Research and development	3,395	6,453	37	56	10,912	19,706	39	54
General and administrative	3,050	2,913	33	25	9,501	9,461	34	25
Sales and marketing	1,491	1,582	16	14	4,094	4,661	15	13
Total operating expenses	7,936	10,948	86	95	24,507	33,828	88	92
Loss from operations	(3,582)	(5,539)	(39)	(48)	(11,349)	(13,927)	(41)	(38)
Interest expense	(170)	(229)	(2)	(2)	(567)	(662)	(2)	(2)
Other income, net	89	139	1	1	327	315	1	1
Net loss	$(3,663)	$(5,629)	(40)%	(49)%	$(11,589)	$(14,274)	(42)%	(39)%

Comparison of the three months ended September 30, 2019 and 2018

Revenue

	Three Months Ended
	September 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Product sales	$8,370	$10,469	$(2,099)	(20.0)%
Licensing, royalty, and other revenue	808	1,049	(241)	(23.0)%
Total revenue	$9,178	$11,518	$(2,340)	(20.3)%

Product sales decreased by $2.1 million or 20.0%, from $10.5 million during the three months ended September 30, 2018, to $8.4 million during the three months ended September 30, 2019. The decrease was primarily due to a decrease in sales volume from the loss of a customer.

Licensing, royalty, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Licensing, royalty, and other revenue decreased by $0.2 million from $1.0 million during the three months ended September 30, 2018, to $0.8 million during the three months ended September 30, 2019. The decrease was primarily due to a decrease of $0.3 million in milestone payments earned for research and development activity performed on behalf of GLOBALFOUNDRIES.

Cost of Sales and Gross Margin

	Three Months Ended
	September 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Cost of sales	$4,824	$6,109	$(1,285)	(21.0)%
Gross margin	47.4%	47.0%

Cost of sales decreased by $1.3 million or 21.0%, from $6.1 million during the three months ended September 30, 2018, to $4.8 million during the three months ended September 30, 2019. The decrease was due to a lower volume of wafers processed.

Gross margin increased from 47.0% during the three months ended September 30, 2018, to 47.4% during the three months ended September 30, 2019. The slight increase in gross margin was due to a change in product mix.

Operating Expenses

	Three Months Ended
	September 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Research and development	$3,395	$6,453	$(3,058)	(47.4)%
Research and development as a % of revenue	37%	56%

Research and Development Expenses. Research and development expenses decreased by $3.1 million or 47.4%, from $6.5 million during the three months ended September 30, 2018, to $3.4 million during the three months ended September 30, 2019. The decrease was due to a $1.2 million decrease in expenses incurred in connection with our joint development agreement with GLOBALFOUNDRIES due to less spending on STT-MRAM process and product development, a $0.6 million decrease in spending on direct materials and supplies used in research and development activities due to the timing of purchases, a $0.5 million decrease in the costs to repair equipment, and to a lesser extent a $0.3 million decrease in employee and contract labor related costs due to a decrease in headcount, a $0.2 million decrease in the amount attributable to the vesting of shares of common stock issued to GLOBALFOUNDRIES as all shares vested in 2018, and a $0.1 million decrease in software costs.

	Three Months Ended
	September 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
General and administrative	$3,050	$2,913	$137	4.7%
General and administrative as a % of revenue	33%	25%

General and Administrative Expenses. General and administrative expenses increased by $0.1 million or 4.7%, from $2.9 million during the three months ended September 30, 2018, to $3.1 million during the three months ended September 30, 2019. The increase was primarily due to a $0.2 million increase in employee related costs due to an increase in headcount.

	Three Months Ended
	September 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Sales and marketing	$1,491	$1,582	$(91)	(5.8)%
Sales and marketing as a % of revenue	16%	14%

Sales and Marketing Expenses. Sales and marketing expenses decreased by $0.1 million or 5.8%, from $1.6 million during the three months ended September 30, 2018, to $1.5 million during the three months ended September 30, 2019. The decrease was primarily due to a $0.1 million decrease in contract labor related costs.

Interest Expense

	Three Months Ended
	September 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Interest expense	$170	$229	$(59)	(25.8)%

Interest expense remained relatively flat at $0.2 million during the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The slight decrease was partially due to a decrease in non-cash interest related to the amortization of debt discounts derived from the issuance of a warrant, the end of term fee and debt issuance costs and a decrease in interest paid on our credit facilities as a result of a lower outstanding principal balance under our 2017 and 2019 credit facilities.

Other Income, Net

	Three Months Ended
	September 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Other income, net	$89	$139	$(50)	(36.0)%

Other income, net remained relatively flat at $0.1 million during the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The slight decrease was primarily due to a decrease in interest income earned on our cash balances during the quarter.

Comparison of the nine months ended September 30, 2019 and 2018

Revenue

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Product sales	$25,396	$29,283	$(3,887)	(13.3)%
Licensing, royalty, and other revenue	2,454	7,853	(5,399)	(68.8)%
Total revenue	$27,850	$37,136	$(9,286)	(25.0)%

Product sales decreased by $3.9 million or 13.3%, from $29.3 million during the nine months ended September 30, 2018, to $25.4 million during the nine months ended September 30, 2019. The decrease was primarily due to decreased sales volume from the loss of a customer, which was offset in part by new product sales.

Licensing, royalty, and other revenue decreased by $5.4 million from $7.9 million during the nine months ended September 30, 2018, to $2.5 million during the nine months ended September 30, 2019. The decrease was primarily due to a decrease of $5.0 million from a non-refundable license fee related to a cross-license agreement entered into with a customer in March 2018, and a decrease of $0.8 million in milestone payments earned for research and development activity performed on behalf of GLOBALFOUNDRIES. These decreases were partially offset by a $0.3 million increase in royalty revenue and a $0.2 million increase in sales of our backend foundry services.

Cost of Sales and Gross Margin

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Cost of sales	$14,692	$17,235	$(2,543)	(14.8)%
Gross margin	47.2%	53.6%

Cost of sales decreased by $2.5 million or 14.8%, from $ 17.2 million during the nine months ended September 30, 2018, to $14.7 million during the nine months ended September 30, 2019. The decrease was primarily due to a lower volume of wafers processed.

Gross margin decreased from 53.6% during the nine months ended September 30, 2018, to 47.2% during the nine months ended September 30, 2019. The decrease in gross margin was primarily attributable to a one time licensing fee for our IP recognized in the nine months ended September 30, 2018. As the licensing fee had no associated cost of sales, our resulting gross margin increased.

Operating Expenses

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Research and development	$10,912	$19,706	$(8,794)	(44.6)%
Research and development as a % of revenue	39%	54%

Research and Development Expenses. Research and development expenses decreased by $8.8 million or 44.6%, from $19.7 million during the nine months ended September 30, 2018, to $10.9 million during the nine months ended September 30, 2019. The decrease was partially due to a $4.3 million decrease in expenses incurred in connection with our joint development agreement with GLOBALFOUNDRIES due to the less spending on STT-MRAM process and product development, a $2.1 million decrease in spending on direct materials and supplies used in research and development activities due to the timing of purchases, a $0.7 million decrease in the amount attributable to the vesting of shares of common stock issued to GLOBALFOUNDRIES as all shares vested in 2018, a $0.5 million decrease in the costs to repair equipment, a $0.5 million decrease in employee and contract labor related costs due to a decrease in headcount, a $0.4 million decrease in software costs, and a $0.1 million decrease in rent expenses.

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
General and administrative	$9,501	$9,461	$40	0.4%
General and administrative as a % of revenue	34%	25%

General and Administrative Expenses. General and administrative expenses remained relatively flat at $9.5 million during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The slight increase was primarily due to a $0.5 million increase in employee costs due to an increase in headcount and stock-based compensation costs partially offset by $0.4 million decrease in professional services.

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Sales and marketing	$4,094	$4,661	$(567)	(12.2)%
Sales and marketing as a % of revenue	15%	13%

Sales and Marketing Expenses. Sales and marketing expenses decreased by $0.6 million or 12.2%, from $4.7 million during the nine months ended September 30, 2018, to $4.1 million during the nine months ended September 30, 2019. The decrease was partially due to  a $0.3 million decrease in employee related costs due to lower commissions, a $0.2 million decrease in travel costs and a $0.1 million decrease in professional services.

Interest Expense

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Interest expense	$567	$662	$(95)	(14.4)%

Interest expense decreased by $0.1 million or 14.4%, from $0.7 million during the nine months ended September 30, 2018, to $0.6 million during the nine months ended September 30, 2019. The slight decrease was due in part to a decrease in non-cash interest related to the amortization of debt discounts derived from the issuance of a warrant, an end of term fee and debt issuance costs and interest paid on our credit facilities as a result of a lower outstanding principal balance under our 2017 and 2019 credit facilities.

Other Income, Net

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Other income, net	$327	$315	$12	3.8%

Other income, net remained relatively flat at $0.3 million during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

Liquidity and Capital Resources

We have generated significant losses since our inception and had an accumulated deficit of $145.6 million as of September 30, 2019, compared to $134.0 million as of December 31, 2018. We have financed our operations primarily through the sale of our common stock in our initial public offering (IPO), sales of our common stock under our at-the-market sales agreement, sales of our redeemable convertible preferred stock, debt financing and the sale of our products. As of September 30, 2019, we had $14.8 million of cash and cash equivalents, compared to $23.4 million as of December 31, 2018.

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

In August 2019, we executed an Amended and Restated Loan and Security Agreement (the 2019 Credit Facility) providing for a formula revolving line of credit (Line of Credit) and a term loan (2019 Term Loan) with Silicon Valley Bank to refinance in full the outstanding principal balance under the 2017 Credit Facility. The 2019 Credit Facility amended and restated the 2017 Credit Facility. The Line of Credit allows for a maximum draw of $5.0 million, subject to a formula borrowing base, and has a two year term. The Line of Credit provides for a commitment fee of 1.6% of the maximum availability of the Line of Credit, which was due upon closing, and a termination fee equal to 1% of the maximum availability of the Line of Credit, which is due in case of a termination of the Line of Credit prior to the scheduled maturity date. The 2019 Term Loan provides for a $6.0 million term loan, and the term is 42 months, with a 12-month interest only period followed by 30 months of equal principal payments, plus accrued interest. At the closing of the 2019 Credit Facility, we drew the 2019 Term Loan in full, and an advance under the Line of Credit of $2.0 million in order to satisfy in full the outstanding principal balance under the 2017 Credit Facility. The 2019 Term Loan is subject to a final payment of 7% of the original principal amount of the 2019 Term Loan, which is due when the 2019 Loan is prepaid or repaid in full. In addition, if the 2019 Term Loan is prepaid prior to the scheduled maturity date, a prepayment fee equal to 2% of the original principal amount of the 2019 Term Loan is due. All obligations under the 2019 Credit Facility are secured by a first priority perfected security interest in the Company’s assets excluding intellectual property.

In August 2019, we entered into an open market sale agreement, or the 2019 Sales Agreement, with Jefferies, LLC, or Jefferies, for the offer and sale of shares of our common stock having an aggregate offering of up to $25.0 million from time to time through Jefferies, acting as sales agent. The issuance and sale of these shares by us pursuant to the 2019 Sales Agreement were deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Under the 2019 Sales Agreement, we agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales made pursuant to the 2019 Sales Agreement. During the three and nine months ended September 30, 2019, we received net proceeds of $2.2 million after deducting commissions and expenses payable by us, from the sale of 377,115 shares of common stock pursuant to the 2019 Sales Agreement. As of September 30, 2019, we had an aggregate of $22.6 million available for future sales under the 2019 Sales Agreement.

We believe that our existing cash and cash equivalents as of September 30, 2019, coupled with the amount available under our Line of Credit entered into in August 2019, our anticipated growth and sales levels will be sufficient to meet our anticipated cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations in a timely manner, we will need to curtail planned activities to reduce costs and extend the time period over which our current resources will be able to fund operations. Doing so will likely harm our ability to execute on our business plan, and if we are unable to raise additional capital at all, may be forced to cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Cash used in operating activities	$(5,455)	$(6,879)
Cash used in investing activities	(566)	(1,513)
Cash provided by (used in) financing activities	(2,578)	26,880

Cash Flows From Operating Activities

During the nine months ended September 30, 2019, cash used in operating activities was $5.5 million, which consisted of a net loss of $11.6 million, adjusted by non-cash charges of $3.9 million and a change of $2.2 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $2.4 million, depreciation and amortization of $1.3 million, and interest expense related to the amortization of debt issuance costs of $0.2 million. The change in our net operating assets and liabilities was primarily due to a decrease in accounts receivable of $2.0 million due to a lower sales volume and timing of cash receipts for outstanding balances, a decrease of $0.8 million in inventory due to adjusting purchasing practices to meet expected sales volumes, a decrease of $0.5 million in prepaid expenses due to the timing of payments, and an increase of $0.5 million in accounts payable due to the timing of payments. These changes were partially offset by a decrease of $1.4 million in accrued liabilities due to a decrease in accrued manufacturing costs and the timing of payments.

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

Cash Flows From Investing Activities

Cash used in investing activities during the nine months ended September  30, 2019 and 2018, was $0.6 million and $1.5 million, respectively, for the purchase of manufacturing and computer equipment.

Cash Flows From Financing Activities

Cash used in financing activities  during the nine months ended September  30, 2019 was $2.6 million primarily consisting of $4.8 million in payments of long-term debt and a $0.1 million payment of debt issuance costs, offset in part by $2.2 million in net proceeds from the sale of our common stock in our at-the-market offering under our 2019 Sales Agreement with Jefferies, and $0.2 million in proceeds from stock option exercises and purchases of shares in our employee stock purchase plan.

Cash provided by financing activities during the nine months ended September 30, 2018 was $26.9 million consisting of net proceeds from the issuance of common stock of $24.5 million, proceeds of $1.0 million in borrowings, and $2.4 million from stock option exercises and purchases of shares in our employee stock purchase plan, offset in part by payments of long-term debt of $1.0 million.

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

Our management, with the participation of our management team, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30,  2019, the end of the period covered by this quarterly report on Form 10-Q.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30,  2019, based on the material weakness described below.

Material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our unaudited condensed financial statements for the quarter ended September 30, 2018, we identified an error in the previously filed financial statements that has caused us to restate and amend the our previously issued condensed financial statements and related financial information as of and for the three and six months ended June 30, 2018. This error was the result of a material weakness in our internal control over financial reporting, which continued to exist at September 30, 2019. Specifically, i) our information technology systems do not currently provide management the ability to accurately monitor inventory movements and quantities at third-party locations, ii) internal processes to provide for clear communication between operational and financial personnel within the Company are insufficient, and iii) we have insufficient personnel with the appropriate level of experience to prevent and detect errors on a timely basis in our financial statements.

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

Except with respect to the remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our total revenue was approximately $27.9 million for the nine months ended September  30, 2019, and $49.4 million for the year ended December 31, 2018, and, as of September 30, 2019, we had cash and cash equivalents of approximately $14.8 million. Our existing capital may be insufficient to meet our requirements. Based on our current operating plan, we believe our cash and cash equivalents and availability under our revolving line of credit facility will be sufficient to fund our operating requirements for at least 12 months; however, management expects operating losses and cash flow deficits to continue for the foreseeable future. We may need to raise additional funds through financings or borrowings in order to accomplish our long-term planned objectives. Failure to raise additional funds could delay, reduce, or halt our sales of our products and would impact our ability to continue our business. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

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

We have incurred net losses since our inception. We incurred net losses of $17.8 million and $11.6 million for the year ended December 31, 2018, and the nine months ended September 30, 2019, respectively. As of September 30, 2019, we had an accumulated deficit of $145.6 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. While our products offer unique benefits over other industry memory technologies, our per-bit cost to product our product is currently higher than competing technologies. As a result, our ability to capture market share and generate sufficient revenue to transition to profitability and generate consistent positive cash flows is uncertain. We do not know whether we will be able to grow our revenue rapidly enough to absorb these costs, and it is difficult for us to assess the extent of our expenses, or their impact on our results of operations.

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

To compete effectively in our markets, we must continually design, develop and introduce new and improved technology and products with improved features in a cost-effective manner in response to changing technologies and market demand. This requires us to devote substantial financial and other resources to research and development. We are developing new technology and products, which we expect to be one of the drivers of our revenue growth in the future. However, as it is taking us longer than we expected to develop our 1Gb STT-MRAM product, we may not succeed in developing and marketing this and other new and enhanced products. We also face the risk that customers may not value or be willing to bear the cost of incorporating our new and enhanced products into their products, particularly if they believe their customers are satisfied with current solutions. Regardless of the improved features or superior performance of our new and enhanced products, customers may be unwilling to adopt our solutions due to design or pricing constraints, or because they do not want to rely on a single or limited supply source. Because of the extensive time and resources that we invest in developing new and enhanced products, if we are unable to sell customers our new products, our revenue could decline and our business, financial condition, results of operations and cash flows would be negatively affected. For example, we generated limited revenue from sales of our STT-MRAM products to date. While we expect revenue from our STT-MRAM products to increase, if we are unable to generate more customer adoption of our 256Mb product, customer adoption of our 1Gb product and scale MRAM to gigabit densities to address applications currently served by DRAM, we may not be able to materially increase our revenue. If we are unable to successfully develop and market our new and enhanced products that we have incurred significant expenses developing, our results of operations and financial condition will be materially and adversely affected.

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

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our four largest end customers together accounted for 30% of our total revenue for the nine months ended September 30, 2019,  although one of these customers accounted for more than 10% of our revenue during that period. Our four largest end customers together accounted for 29% of our total revenue for the year ended December 31, 2018, and one of these customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The information set forth in the last paragraph of Item 5 below is incorporated by reference here.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In August 2019, we executed an Amended and Restated Loan and Security Agreement (the 2019 Credit Facility), which amended and restated the 2017 Credit Facility, providing for a formula revolving line of credit (Line of Credit) and a term loan (2019 Term Loan) with Silicon Valley Bank to refinance in full the outstanding principal balance of $8.0 million under the 2017 Credit Facility. We paid the final payment of $0.8 million, which was due upon repayment of the 2017 Credit Facility.

The Line of Credit allows for a maximum draw of $5.0 million, subject to a formula borrowing base, has a two year term and bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 6.75%. The Line of Credit provides for a commitment fee of 1.6% of the maximum availability of the Line of Credit, due upon closing, and a termination fee equal to 1% of the maximum availability under the Line of Credit, which is due in case of a termination of the Line of Credit prior to the scheduled maturity date. We drew $2.0 million at execution to pay off a portion of the outstanding balance of the 2017 Credit Facility, and $3.0 million remains available under the Line of Credit, subject to borrowing base availability.

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

The 2019 Credit Facility contains a financial covenant, which requires us to maintain a minimum liquidity ratio. The obligations under the 2019 Credit Facility are secured by a first priority perfected security interest in our assets excluding intellectual property.

In conjunction with entering into the 2019 Credit Facility, on August 5, 2019, we and Silicon Valley Bank amended and restated the warrant issued to Silicon Valley Bank in connection with the First Amendment, which was a warrant to purchase 9,375 shares of our common stock at $8.91 per share, to add an option by Silicon Valley Bank to put the warrant back to us for $50,000 upon expiration or a liquidity event, to be prorated if Silicon Valley Bank exercises a portion of the warrant. The warrant expires on July 6, 2023.  The amendment and restatement of the warrant was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, in that it was made with one sophisticated investor.

Item 6. Exhibits

EXHIBIT INDEX

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	10/13/2016

3.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/22/2019

3.3	Bylaws.	8-K	001-37900	3.2	5/22/2019

4.1	Form of Common Stock Certificate of the Company.	S-1	333-213569	4.1	9/09/2016

4.2*	Amended and Restated Warrant to Purchase Common Stock, dated as of August 5, 2019, between the Company and Silicon Valley Bank.

4.3	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.1*	Amended and Restated Loan and Security Agreement, dated as of August 5, 2019, between the Company and Silicon Valley Bank.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everspin Technologies, Inc.

Date: November 7, 2019	By:	/s/ Kevin Conley
Kevin Conley
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Everspin Technologies, Inc.

Date: November 7, 2019	By:	/s/ Jeffrey Winzeler
Jeffrey Winzeler
Chief Financial Officer
(Principal Financial and Accounting Officer)