Form 10-K
period 2019-12-31
EVERSPIN TECHNOLOGIES INC
filed 2020-03-13
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001‑37900

Everspin Technologies, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	26‑2640654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5670 W. Chandler Boulevard, Suite 100

Chandler, Arizona 85226

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (480) 347‑1111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of the exchange on which registered
Common Stock, par value $0.0001	MRAM	The Nasdaq Stock Market

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

☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   YES  ◻    NO  ☒

As of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of Registrant held by non-affiliates, based upon the closing sales price for the Registrant’s common stock for such date, as quoted on the Nasdaq Global Market, was approximately $87.3 million. Shares of common stock held by each officer, director and entities affiliated with directors have been excluded because such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations of the Exchange Act. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of March  6, 2020 was 18,627,421.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Report.

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

PART I

Item 1. Business.

General

Everspin is a  pioneer in the successful commercialization of Magnetoresistive Random Access Memory (MRAM) technology. Our portfolio of MRAM technologies, including Toggle MRAM and Spin-transfer Torque MRAM (STT-MRAM), is delivering superior performance, persistence and reliability in non-volatile memories that transform how mission-critical data is protected against power loss. With over 10 years of MRAM technology and manufacturing leadership, our memory solutions deliver significant value to our customers in key markets such as industrial, medical, automotive/transportation, aerospace and data center. We are the leading supplier of discrete MRAM components and a successful licensor of our broad portfolio of related technology IP.

We sell our products directly and through our established distribution channel to industry-leading original equipment manufacturers (OEMs) and original design manufacturers (ODMs)

We manufacture our MRAM products using both captive and third-party manufacturing capabilities. We purchase industry-standard complementary metal-oxide semiconductor (CMOS) wafers from semiconductor foundries and perform back end of line (BEOL) processing that includes our magnetic-bit technology at our 200mm fabrication facility in Chandler, Arizona. We also manufacture full-flow 300mm STT-MRAM products as part of our strategic relationship with GLOBALFOUNDRIES.

For the years ended December 31, 2019 and 2018 we recorded revenue of $37.5 million and $49.4 million, gross margin of 48.9% and 51.3%, and a net loss of $14.7 million and $17.8 million, respectively. Our headquarters is located in Chandler, Arizona. Our principal design center is in Austin, Texas, and we have additional sales operations in the Americas, Europe and Asia-Pacific regions.

Product Overview

We have a strong track record of innovation in MRAM technology, as demonstrated by our successive introduction of MRAM products that address an increasingly broad spectrum of applications. Our MRAM discrete solutions as well as other offerings are described as follows:

Toggle MRAM

Our Toggle MRAM products have been in production since 2008 and are currently shipping in 128kb to 32Mb densities. These high performance, non-volatile memories are designed primarily to address applications in the industrial, medical, automotive/transportation, and data center market. We offer these products with industry standard interfaces, including Parallel, Serial Peripheral Interface (SPI) and Quad SPI (QSPI) interfaces, enabling our customers to easily replace legacy memory components like SRAM and FRAM with Toggle MRAM.

Spin-transfer Torque MRAM

Our STT-MRAM products started production in 2017 and are currently shipping in 256Mb and 1Gb densities.  These high density, high performance persistent memories are delivering significant value to SSD, Persistent Memory Cards, Fabric Accelerator and other applications in the data center market. We offer these products with standard DDR3 and DDR4 derivative interfaces, facilitating the replacement of battery-backed DRAM with STT-MRAM. We plan to further proliferate this technology in products that target applications outside the data center in the near future.

TMR Sensors

Our 3D Tunnel Magneto Resistance (TMR) sensors provide extremely high magnetic sensitivity in a single component that performs 3D magnetic field measurements in a monolithic solution. We offer these die-level devices to be integrated into consumer electronic applications that utilize a high sensitivity 3D compass function.

Licensing and Royalty Overview

We leverage our broad IP portfolio to enable licensing and royalty revenue streams from non-core applications that can derive valuable differentiation through the use of Everspin MRAM and TMR sensor IP.

•	We have licensed GLOBALFOUNDRIES to offer eMRAM in the solutions they manufacture for their customers providing high-performance non-volatile embedded memory.
•	We have licensed base MRAM design technology for use in radiation tolerant aerospace applications.
•	We have licensed TMR sensor IP in 3D magnetic field sensing and HDD read head applications.

Foundry Services Overview

In our Chandler facility, we perform magnetic BEOL manufacturing services for customers who want to add MRAM functionality to their memory or application base circuits. These services allow aerospace and satellite electronic system manufacturers to integrate our MRAM technology that is able to withstand exposure to the levels of radiation encountered in avionics and space applications by virtue of being magnetic rather than electrical charge based.

Sales and Marketing

We sell our products through a direct sales channel and a network of representatives and distributors. The majority of our customers, and their associated contract manufacturers, buy our products through our distributors. We maintain sales, support, supply chain and logistics operations and have distributors in Asia to service the production needs of contract manufacturers. We also maintain direct selling relationships with several strategic customers. Our direct sales representatives are located in North America, Germany, Italy, Japan, Hong Kong, and Taiwan.

Our typical sales cycle consists of a sales and development process in which our field engineers and sales personnel work closely with our customers’ design engineers. This process can take from three to 18 months to complete, and a successful sales cycle culminates in a design win. Note that some customers of our STT-MRAM products may need to modify their controllers to integrate our technology, adding additional time to the cycle. Once we establish a relationship with a customer, we continue a sales process to maintain our position and to secure subsequent new design wins at the customer. Each customer lead, whether new or existing, is tracked through our CRM tool and followed in stages of prospect, design in, design win and production. This tracking results in a design win pipeline that provides a measure of the future business potential of the opportunities.

We have established relationships with several storage controller and Field Programmable Gate Array (FPGA) companies, including Phison Electronics, Sage Micro, and Xilinx as well as IP core companies, including Cadence and Northwest Logic, to facilitate the integration of our MRAM solutions into our customers’ end products.

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

During the year ended December 31, 2019, more than 1,000 end customers purchased our products. One end customer accounted for more than 10% of our revenue during 2019 and one end customer accounted for more than 10% of our revenue during 2018.

Manufacturing

We rely on third-party suppliers for most phases of the manufacturing process, including initial fabrication, final test and assembly.

Wafer Manufacturing

We perform BEOL manufacturing for our Toggle MRAM products and provide foundry services for embedded MRAM, licensed MRAM products and MTJ-based sensors in our 200mm manufacturing facility. Our facility is in an ISO‑4 clean room and our manufacturing line is ISO 9001:2015 certified. We actively manage inventory, including automated process flows, process controls and recipe management, and we use standard equipment to manufacture our products.

Our STT-MRAM products are produced in 300mm fabrication facilities operated by GLOBALFOUNDRIES.

Assembly and Test

Our product and test engineering teams develop and implement wafer-level and final test programs for the manufacture of our MRAM devices.

We utilize third-party industry-leading assembly and test sub-contractors, including Amkor, OSE, GTC, ChipMos and UTAC. We have successfully qualified our MRAM devices in various packages at temperatures ranging from commercial to automotive grade. As part of our commitment to quality, our quality management system has been certified to ISO 9001:2015 and ISO 14000 standards. Our foundry vendors and sub-contractors are also ISO 9001 and ISO 14001 certified.

Arrangements with GLOBALFOUNDRIES

Joint Development Agreement

Since October 17, 2014, we have participated in a joint development agreement with GLOBALFOUNDRIES Inc., a semiconductor foundry, for the joint development of STT-MRAM technology to produce of a family of discrete and embedded MRAM technologies. The term of the agreement is until the completion, termination, or expiration of the last statement of work entered into pursuant to the joint development agreement. The agreement was extended on December 31, 2019 to include a new phase of support for 12nm MRAM development.

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

See “Risk Factors” for further discussion of our agreements with GLOBALFOUNDRIES.

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

Except for breaches of confidentiality provisions and each party’s indemnification obligations to one another under the agreement, liability under the agreement is capped at the lesser of a set amount or the total purchase price received by GLOBALFOUNDRIES from us in the 12 months immediately preceding the claim for the specific product that caused the damages. Either party may terminate the agreement if the other party materially breaches a term of the agreement, and fails to remedy the breach after receiving notice from the non-breaching party. GLOBALFOUNDRIES may terminate the agreement if we fail to pay any undisputed sum which has been outstanding for sixty or more days from the date of invoice.

Backlog

As of December 31, 2019, our backlog was $16.2 million, compared to $13.0 million as of December 31, 2018, and includes all purchase orders scheduled for delivery within the subsequent 12 months. Our business and, to a large extent, that of the entire semiconductor industry, is characterized by short-term orders and shipment schedules. Orders constituting our current backlog are subject to changes in delivery schedules, or to cancellation at the customer's option without significant penalty. Thus, while backlog is useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.

Product Warranty

Because the design and manufacturing process for semiconductor products is highly complex, it is possible that we may produce products that do not comply with applicable specifications, contain defects, or are otherwise incompatible with end uses. In accordance with industry practice, we generally provide a limited warranty that our products are in compliance with applicable specifications existing at the time of delivery and will operate to those specifications during a stated warranty period. Under our standard terms and conditions of sale, liability for certain failures of product during a stated warranty period is usually limited to repair or replacement of defective items or return of, or a credit with respect to, amounts paid for such items. Under certain circumstances, we provide more extensive limited warranty coverage than that provided under our standard terms and conditions.

Competition

As an emerging specialty memory product supplier, we face intense competition from a wide variety of other memory technology manufacturers.

Our principal competitors to our Toggle MRAM products include companies that offer nonvolatile SRAM (NVSRAM), SRAM, and ferroelectric RAM (FRAM) products, such as Cypress, Fujitsu, Integrated Silicon Solution (ISSI), Macronix, Microchip, Micron, Renesas, Samsung and Toshiba. Our STT-MRAM products replace DRAM where persistence is required and thus compete with DRAM suppliers such as Hynix, Micron, Samsung, and several other smaller companies. In the future we may also face competition from companies developing MRAM technologies, such as Avalanche, Spin Memory (formerly Spin Transfer Technologies), Samsung and other larger and smaller semiconductor companies. We may also face indirect competition from RRAM, 3D XPoint, NOR and NAND Flash manufacturers in some market applications.

Our sensor products compete with giant magnetoresistive (GMR), anisotropic magnetoresistive (AMR) and Hall effect sensors supplied by Alps, Asahi Kasei Microdevices, Crocus, Fairchild, Invensys (now Schneider), Kionix and Micronix and TMR sensors from TDK.

Our ability to compete successfully in the market for our products is based on a number of factors, including:

•	our products’ attributes and specifications;
•	customer adoption of MRAM technology despite the price per bit premium of our products verses competing technologies;
•	successful controller supplier and customer engagements throughout the product life cycle;
•	high quality and reliability as measured by our customers;
•	the ease of implementation of our products by customers;
•	preferred supplier status at numerous customers and ODMs
•	manufacturing expertise and strength;
•	reputation and strength of customer relationships;
•	competitive pricing in the market against the competition while maintaining our gross margin profile; and
•	our success in meeting the needs of future customer requirements through continued development of new products.

Intellectual Property

Our success depends, in part, on our ability to protect our products and technologies from unauthorized third-party copying and use. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections. As of December 31, 2019, we held 476 issued patents that expire at various times between January 2020 and December 2037, and had 157 patent applications pending. Included in our issued patents and pending applications are patents/applications in the United States, China, Europe, France, Germany, Ireland, Italy, Japan, the Netherlands, the Republic of Korea, Singapore, Taiwan, and the United Kingdom.

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

Employees

At December 31, 2019, we had 88 employees in the United States and 20 full time equivalent contractors and consultants in Singapore, China, Taiwan, Germany, the United States, Japan, and Italy. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees and contractors to be good.

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

Risk Factors Related to Our Business and Our Industry

We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce or eliminate planned activities.

Our total revenue was $37.5 million for the year ended December 31, 2019, and $49.4 million for the year ended December 31, 2018, and, as of December 31, 2019, we had cash and cash equivalents of approximately $14.5 million. Our existing capital may be insufficient to meet our requirements. Based on our current operating plan, we believe our cash and cash equivalents and availability under our revolving line of credit facility will be sufficient to fund our operating requirements for at least 12 months; however, management expects operating losses and cash flow deficits to continue for the foreseeable future. We may need to raise additional funds through financings or borrowings in order to accomplish our long-term planned objectives. Failure to raise additional funds could delay, reduce, or halt our sales of our products and would impact our ability to continue our business. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. We have no committed sources of capital funding other than our revolving line of credit facility and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. If adequate funding is not available when needed, we may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

In addition, if we do not meet our payment obligations to third parties as they become due, we may be subject to litigation claims and our creditworthiness would be adversely affected. Even if we are successful in defending against these claims, litigation could result in substantial costs and would be a distraction to management and may have other unfavorable results that could further adversely impact our financial condition. Stockholders should not rely on our balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.

We have incurred net losses since our inception. We incurred net losses of $14.7 million and $17.8 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $148.7 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. While our products offer unique benefits over other industry memory technologies, our per-bit cost to product our product is currently higher than competing technologies. As a result, our ability to capture market share and generate sufficient revenue to transition to profitability and generate consistent positive cash flows is uncertain. We do not know whether we will be able to grow our revenue rapidly enough to absorb these costs, and it is difficult for us to assess the extent of our expenses, or their impact on our results of operations.

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

For some of our third-party contract manufacturers, including Taiwan Semiconductor Manufacturing Company, Limited (TSMC), Global Testing Corporation (GTC), ChipMos, OSE Taiwan, and Amkor, we typically negotiate pricing on a per-purchase order basis and in some cases on an annual basis. Therefore, they are not obligated to perform services or supply components to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. During periods of high demand and tight inventories, our third-party foundries and packaging, assembly and testing contractors may allocate capacity to the production of other companies’ products while reducing deliveries to us, or significantly raise their prices. In particular, they may allocate capacity to other customers that are larger and better financed than us or that have long-term agreements, decreasing the capacity available to us. Shortages of capacity available to us may be caused by the actions of their other, large customers that may be difficult to predict, such as major product launches.

Our Master Foundry agreement with NXP includes wafer processing services at our Arizona manufacturing facility through the period of the lease which expires January 2022.

Our Master Services agreement with UTAC Pte. Ltd. includes performing wafer level assembly, test, and related packaging services through the period of the contract ending August 2022.

Our manufacturing agreement with GLOBALFOUNDRIES includes a customary forecast and ordering mechanism for the supply of certain of our wafers, and we are obligated to order and pay for, and GLOBALFOUNDRIES is obligated to supply, wafers consistent with the binding portion of our forecast. However, our manufacturing arrangement is also subject to both a minimum and maximum order quantity that while we believe currently addresses our projected foundry capacity needs, may not address our maximum foundry capacity requirements in the future. We may also be obligated to pay for unused capacity if our demand decreases in the future, or if our estimates prove inaccurate. GLOBALFOUNDRIES also has the ability to discontinue its manufacture of any of our wafers upon due notice and completion of the notice period. This could cause us to have to find another foundry to manufacture those wafers or redesign our core technology and would mean that we may not have products to sell until such time. Any time spent engaging a new manufacturer or redesigning our core technology could be costly and time consuming and may allow potential competitors to take opportunities in the marketplace. Moreover, if we are unable to find another foundry to manufacture our products or if we have to redesign our core technology, this could cause material harm to our business and operating results.

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

The term of the agreement, as amended, is the completion, termination, or expiration of the last statement of work entered into pursuant to the joint development agreement. On December 31, 2019, this agreement was extended to cover work to develop MRAM on the 12nm technology node. If GLOBALFOUNDRIES fails to extend or terminates the joint development agreement, our ability to continue to develop our MRAM technology could be significantly impaired.

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

With the extended China factory shutdowns that resulted from the outbreak of COVID-19, a coronavirus, we experienced some slowdown in demand growth immediately following the outbreak, although we are seeing good signals in future demand. Although our supply chain is operating as usual and we have not experienced any impact, we have contingency plans in place to avoid any disruption to our supply chain, as there is no guarantee that the spread of COVID-19 will not affect our supply chain in the future. Further, the outbreak of COVID-19 may have an adverse effect on economies in general and demand for end-user products that incorporate our products, which could impact demand for our products. We continue to watch the situation for these and other possible secondary effects that could impact demand for our products in future quarters.

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

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our four largest end customers together accounted for 22% of our total revenue for the year ended December 31, 2019, and one of these customers individually accounted for more than 10% of our total revenue during the period. Our four largest end customers together accounted for 29% of our total revenue for the year ended December 31, 2018,  and one of these customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

We maintain operations outside of the United States, which exposes us to significant risks.

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

These restrictions are subject to certain exceptions. In addition, our existing credit facility requires that we meet certain operating covenants, such as maintaining insurance on the collateral and meeting certain financial covenants, such as a minimum liquidity ratio. The operating restrictions and covenants in the term loan facility, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in an event of default under the credit facility. We are required to make mandatory prepayments of the outstanding loan upon the acceleration by lender following the occurrence of an event of default, along with a payment of the end of term fee, the prepayment fee and any other obligations that are due and payable at the time of prepayment. In the event of default, the interest rate in effect will increase by 5% per annum.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income, and tax credits to offset tax. As of December 31, 2019, we had gross federal net operating loss carryforwards of approximately $131.8 million, of which $99.8 million will expire in 2028 through 2037 if not utilized, and $32.0 million will carryover indefinitely. As of December 31, 2019, we had state net operating loss carryforwards of approximately $50.2 million, of which $48.5 million will expire in 2023 through 2039 if not utilized, and $1.7 million will carryover indefinitely. The federal NOLs generated prior to 2018 will continue to be governed by the NOL tax rules as they existed prior to the adoption of the 2017 Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. The 2017 Tax Act repealed the 20-year carryforward and two-year carryback of NOLs originating after December 31, 2017 and also limits the NOL deduction to 80% of taxable income for tax years beginning after December 31, 2017. Any NOLs generated in 2018 and forward will be carried forward and will not expire. There is no current impact as we continue to be in a tax loss position for US income tax purposes. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under IRC Section 382 of the Code. The ability to utilize our net operating losses and tax credits could also be impaired under state law. As a result, we might not be able to utilize a material portion of our state NOLs and tax credits.

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

We are required, under Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be detected or prevented on a timely basis. Our management has determined that we have a material weakness in our internal control over financial reporting, as further described in Part II, Item 9A of this Report. If we are unable to remediate this material weakness, or experience additional weaknesses, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline.

If we fail to retain finance personnel and strengthen our financial reporting systems and infrastructure, we may not be able to timely and accurately report our financial results or comply with the requirements of being a public company, including compliance with the Sarbanes-Oxley Act and SEC reporting requirements.

We have accounting and finance staff members working to improve and maintain the effectiveness of our closing and financial reporting processes. Any inability to retain such personnel would have an adverse impact on our ability to accurately and timely prepare our financial statements. We may be unable to locate and hire qualified professionals with requisite technical and public company experience when and as needed. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to respond adequately to the demands of being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of new material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported financial statements could cause the trading price of our common stock to decline and could harm our business, operating results and financial condition.

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

We have an operating lease for our Arizona manufacturing facility, which includes a total of 18,327 square feet of office and fabrication space, which has a term through January 2022.

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

Holders of Record

As of March 6,  2020, we had 27 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Item 6. Selected Financial Data.

Not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes included elsewhere in this report. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

For an overview of our business, see “Part I – Item 1. Business”

Key Metrics

We monitor a variety of key financial metrics to help us evaluate trends, establish budgets, measure the effectiveness of our business strategies and assess operational efficiencies. These financial metrics include revenue, gross margin, operating expenses and operating income determined in accordance with GAAP. Additionally, we monitor and project cash flow to determine our sources and uses for working capital to fund our operations. We also monitor Adjusted EBITDA, a non-GAAP financial measure, and Design Wins. We define Adjusted EBITDA as net income or loss adjusted for interest expense, tax, depreciation and amortization, stock-based compensation expense, compensation expense related to the vesting of common stock held by GLOBALFOUNDRIES resulting from our joint development agreement, and restructuring costs.

EBITDA. Our management and board of directors use Adjusted EBITDA to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operating and financing plans. Accordingly, we believe that Adjusted EBITDA provides useful information for investors in understanding and evaluating our operating results in the same manner as our management and our board of directors. Adjusted EBITDA was $(8.4) million and $(12.0) million in 2019 and 2018, respectively. The following table presents a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBIDTA for the periods indicated:

	Year Ended December 31,
	2019	2018
Adjusted EBITDA reconciliation:
Net loss	$(14,669)	$(17,754)
Depreciation and amortization	1,694	1,450
Stock-based compensation expense	3,554	2,668
Compensation expense related to vesting of GLOBALFOUNDRIES common stock	—	753
Interest expense	747	890
Restructuring expense	782	—
Adjusted EBITDA	$(7,892)	$(11,993)

Design wins. To continue to grow our revenue, we must continue to achieve design wins for our MRAM products. We consider a design win to occur when an OEM or contract manufacturer notifies us that it has qualified one of our products as a component in a product or system for production. Because the life cycles for our customers’ products can last for many years, if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win. Any delay in the development of our products, or failure of our customers to adopt our products, could inhibit revenue growth or cause declines, which would significantly harm our business. New design wins in 2019 were consistent in the first and second quarters, with 14 qualified design wins in each quarter. We experienced significant growth in the third quarter, with 22 qualified design wins. Growth in the fourth quarter continued to accelerate with 34 qualified design wins.

Results of Operations

Below are factors we want to highlight for understanding our 2019 annual results and year over year comparison with proper historical perspective:

•

2019 represented a year of broad semiconductor market demand challenges driven by factors that included data center build cyclicality and international trade conflicts, which had a significant impact on our results;

•	We ended our engagement with an automotive program at the end of 2018, which reduced our year over year Toggle revenue, but with minimal to no impact on our gross profit dollars;
•	We received a significant amount of 2018 revenue in one-time licensing and royalty revenue that positively uplifted gross profit in 2018 but we did not expect to repeat in future periods; and
•	Our manufacturing yields improved throughout 2019 resulting in much higher product margins compared to 2018.

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2019	2018	2019	2018
	(In thousands)		(As a percentage of revenue)
Product sales	$34,595	$39,514	92%	80%
Licensing, royalty, and other revenue	2,908	9,903	8	20
Total revenue	37,503	49,417	100	100
Cost of sales	19,172	24,083	51	49
Gross profit	18,331	25,334	49	51
Operating expenses[1]:
Research and development	14,183	23,637	38	48
General and administrative	12,414	12,551	33	25
Sales and marketing	5,364	6,467	14	13
Restructuring	782	—	2	—
Total operating expenses	32,743	42,655	87	86
Loss from operations	(14,412)	(17,321)	(38)	(35)
Interest expense	(747)	(890)	(2)	(2)
Other income, net	490	457	1	1
Net loss	$(14,669)	$(17,754)	(39)%	(36)%

Comparison of the Years Ended December 31, 2019 and 2018

Revenue

We generated 66% and 71% of our revenue from products sold through distributors for the years ended December 31, 2019 and 2018, respectively.

We maintain a direct selling relationship, for strategic purposes, with several key customer accounts. We have organized our sales team and representatives into three primary regions: North America; Europe, Middle East and Africa (EMEA); and Asia-Pacific and Japan (APJ). We recognize revenue by geography based on the region in which our products are sold, and not to where the end products in which they are assembled are shipped. Our revenue by region for the periods indicated was as follows (in thousands):

	Year Ended December 31,
	2019	2018
North America	$8,690	$9,124
EMEA	8,720	11,175
APJ	20,093	29,118
Total revenue	$37,503	$49,417

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Product sales	$34,595	$39,514	$(4,919)	(12.4)%
Licensing, royalty, and other revenue	2,908	9,903	(6,995)	(70.6)%
Total revenue	$37,503	$49,417	$(11,914)	(24.1)%

Total revenue decreased by $11.9 million, or 24.1%, from $49.4 million during the year ended December 31, 2018, to $37.5 million during the year ended December 31, 2019. Product sales decreased by $4.9 million or 12.4% from $39.5 million to $34.6 million. The decrease was primarily due decreased sales volume from the loss of a customer, which was offset in part by new product sales.

Licensing, royalty, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Licensing, royalty, and other revenue decreased by $7.0 million, from $9.9 million in 2018 to $2.9 million in 2019.  The decrease was primarily due to a decrease of $5.0 million from a non-refundable license fee related to a cross-license agreement entered into with a customer in March 2018, a $1.3 million decrease in sales of our backend foundry services and a decrease of $1.1 million in milestone payments earned for research and development activity performed on behalf of GLOBALFOUNDRIES. These decreases were partially offset by a $0.5 million increase in royalty revenue.

Cost of Sales and Gross Margin

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Cost of sales	$19,172	$24,083	$(4,911)	(20.4)%
Gross margin	48.9%	51.3%

Cost of sales decreased by $4.9 million, or 20.4%, from $24.1 million during the year ended December 31, 2018, to $19.2 million during the year ended December 31, 2019. The decrease was due to higher yields on our MRAM products and a lower volume of wafers processed.

Our gross margin decreased from 51.3% during the year ended December 31, 2018 to 48.9% during the year ended December 31, 2019. Our product margins increased due to improvement of manufacturing yields throughout 2019. The increase was offset by a one-time licensing fee for our IP recognized in 2018 that was not repeated in 2019, as the licensing fee had no associated cost of sales.

Operating Expenses

Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant component of each of our operating expense categories.

Research and Development Expenses. Our research and development expenses consist primarily of personnel-related expenses for the design and development of our products and technologies, development wafers required to validate and characterize our technology, and expenses associated with our joint development agreement with GLOBALFOUNDRIES. Research and development expenses also include consulting services, circuit design costs, materials and laboratory supplies, fabrication and new packaging technology, and an allocation of related facilities and equipment costs. We recognize research and development expenses as they are incurred.

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Research and development	$14,183	$23,637	$(9,454)	(40.0)%
Research and development as a % of revenue	38%	48%

Research and development expenses decreased by $9.5 million, or 40.0%, from $23.6 million during the year ended December 31, 2018, to $14.2 million during the year ended December 31, 2019. The decrease was partially due to a $4.0 million decrease in expenses incurred in connection with our joint development agreement with GLOBALFOUNDRIES due to the less spending on STT-MRAM process and product development, a $2.3 million decrease in spending on direct materials and supplies used in research and development activities due to the timing of purchases, a $0.8 million decrease in the amount attributable to the vesting of shares of common stock issued to GLOBALFOUNDRIES as all shares vested in 2018, a $0.8 million decrease in employee and contract labor related costs due to a decrease in headcount, a $0.7 million decrease in the costs to repair equipment, and a $0.6 million decrease in software costs.

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
General and administrative	$12,414	$12,551	$(137)	(1.1)%
General and administrative as a % of revenue	33%	25%

General and Administrative Expenses. General and administrative expenses decreased by $0.1 million, from $12.6 million during the year ended December 31, 2018, to $12.4 million during the year ended December 31, 2019.  The slight decrease was primarily due to a $0.6 million decrease in professional services and a $0.2 million decrease in contract labor costs partially offset by a $0.7 million increase in employee costs due to an increase in headcount and stock-based compensation costs.

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Sales and marketing	$5,364	$6,467	$(1,103)	(17.1)%
Sales and marketing as a % of revenue	14%	13%

Sales and Marketing Expenses. Sales and marketing expenses decreased by $1.1 million, or 17.1%, from $6.5 million during the year ended December 31, 2018, to $5.4 million during the year ended December 31, 2019.  The decrease was partially due to a $0.9 million decrease in employee and contract labor related costs due to lower commissions and a $0.1 million decrease in travel costs.

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Restructuring	$782	$—	$782	*
Restructuring as a % of revenue	2%	0%

*Not meaningful.

Restructuring expenses. Restructuring costs were $0.8 million during the year ended December 31, 2019. There were no restructuring expenses during the year ended December 31, 2018. During 2019, we implemented a corporate restructuring to further align strategy and long-term sustainability. As part of the restructuring, we reduced our workforce by approximately 15 positions across all functions. Restructuring expenses are costs associated with a formal restructuring plan and are related primarily to employee severance and benefit arrangements.

Interest Expense

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Interest expense	$747	$890	$(143)	(16.1)%

Interest expense decreased by $0.1 million, or 16.1%, from $0.9 million during the year ended December 31, 2018, to $0.7 million during the year ended December 31, 2019. The slight decrease was due in part to a decrease in non-cash interest related to the amortization of debt discounts derived from the issuance of a warrant, an end of term fee and debt issuance costs and interest paid on our credit facilities as a result of lower outstanding balance under our 2017 and 2019 credit facilities.

Other Income, Net

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(Dollars in thousands)
Other income, net	$490	$457	$33	7.2%

Other income, net remained relatively flat at $0.5 million during the year ended December 31, 2019 and 2018.

Liquidity and Capital Resources

We have generated significant losses since our inception and had an accumulated deficit of $148.7 million as of December 31, 2019. We have financed our operations primarily through the sale of our common stock in our initial public offering (IPO) and follow-on public offering, sales of our common stock under our at-the-market sales agreement, sales of our redeemable convertible preferred stock, debt financing and the sale of our products. As of December 31, 2019, we had $14.5 million of cash and cash equivalents, compared to $23.4 million as of December 31, 2018.

In February 2018, we completed a follow-on underwritten public offering of our common stock under our Registration Statement filed in November 2017 (File No. 333-221331), selling 3,772,447 shares of our common stock at an offering price of $7.00 per share for proceeds of $24.5 million, net of $1.9 million of underwriting discounts and commissions and other offering costs.

In May 2017, we executed a Loan and Security Agreement (2017 Credit Facility) with Silicon Valley Bank for a $12.0 million term loan, which we subsequently amended in January 2019 and June 2019. In August 2019, we executed an Amended and Restated Loan and Security Agreement (the 2019 Credit Facility) providing for a formula revolving line of credit (Line of Credit) and a term loan (2019 Term Loan) with Silicon Valley Bank to refinance in full the outstanding principal balance under the 2017 Credit Facility. The 2019 Credit Facility amended and restated the 2017 Credit Facility. The 2017 Credit Facility and 2019 Credit Facility are described in “Credit Facilities” below.

In August 2019, we entered into an open market sale agreement (the 2019 Sales Agreement) with Jefferies, LLC  (Jefferies) for the offer and sale of shares of our common stock having an aggregate offering of up to $25.0 million from time to time through Jefferies, acting as sales agent. The issuance and sale of these shares by us pursuant to the 2019 Sales Agreement were deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Under the 2019 Sales Agreement, we agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales made pursuant to the 2019 Sales Agreement. During the year ended December 31, 2019, we received net proceeds of $4.7 million after deducting commissions and expenses payable by us, from the sale of 888,987 shares of common stock pursuant to the 2019 Sales Agreement. As of December 31, 2019, we had an aggregate of $19.9 million available for future sales under the 2019 Sales Agreement.

As of December 31, 2019, and as of March 12, 2020, we believe that our existing cash and cash equivalents, coupled with the amount available under our Line of Credit entered into August 2019, our anticipated growth and sales levels will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended
	December 31,
	2019	2018
	(In thousands)
Cash used in operating activities	$(8,116)	$(14,673)
Cash used in investing activities	(861)	(1,914)
Cash provided by financing activities	85	27,016

Cash Flows From Operating Activities

During the year ended December 31, 2019, cash used in operating activities was $8.1 million, which consisted of a net loss of $14.7 million, adjusted by non-cash charges of $5.6 million and a change of $1.0 million in our net operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $3.6 million, depreciation and amortization of $1.7 million, and non-cash interest expense of $0.3 million. The change in our net operating assets and liabilities was primarily due to a decrease of $1.7 million in accounts receivable due to decreased sales volume and timing of cash receipts for outstanding balances, a decrease of $1.2 million in inventory due to adjusting purchasing practices to meet expected sales volumes, and an increase of $0.2 million in accounts payable due to the timing of payments. These were partially offset by a decrease of $2.2 million in accrued liabilities primarily due to timing of payments on inventory purchases.

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

Cash Flows From Investing Activities

Cash used in investing activities during the years ended December 31, 2019 and 2018 was $0.9 million and $1.9 million, respectively, which consisted of capital expenditures primarily for the purchase of manufacturing equipment and purchased software.

Cash Flows From Financing Activities

During the year ended December 31, 2019, cash provided by financing activities was $0.1 million consisting of $4.7 million in net proceeds from the sale of our common stock in our at-the-market offering under our 2019 Sales Agreement with Jefferies, and $0.3 million in proceeds from stock option exercises and purchases of shares in our employee stock purchase plan, partially offset by payments on long-term debt of $4.8 million and payment of debt issuance costs of $0.1 million.

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

Credit Facilities

2017 Credit Facility

On May 4, 2017, we entered into a Loan and Security Agreement with Silicon Valley Bank (2017 Credit Facility) for a $12.0 million term loan. The term loan provided for interest at a floating rate equal to the prime rate minus 0.75%.  The term loan provided for a period of interest-only payments through April 30, 2018, followed by fixed principal and interest payments based on a 24-month amortization schedule. An end of term fee of 6% of the amount borrowed was required to be made when the loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise.

On July 6, 2018, we entered into the First Amendment to the 2017 Credit Facility (the First Amendment). The First Amendment extended the period of interest-only payments through December 31, 2018, followed by fixed principal and interest payments based on either a 24-month or a 36-month amortization schedule if certain milestones were achieved. We determined we would not meet the milestones, therefore, the 2017 Credit Facility was based on a 24-month amortization schedule and was to mature in December 2020. The 2017 Credit Facility provided for interest at a floating rate equal to the prime rate minus 0.75%. The terms of the First Amendment included the refund of $1.0 million in principal payments we previously made. An end of term fee of 7% of the amount borrowed was required to be made when the loan was prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment was being accreted using the effective interest method.

In January 2019 and June 2019, we entered into the Second Amendment and the Third Amendment to the 2017 Credit Facility, respectively, which primarily modified the financial covenants under the 2017 Credit Facility.

In conjunction with the First Amendment, outstanding warrants held by SVB to purchase 9,229 shares of our common stock at $26.00 per share were cancelled. We subsequently issued a warrant to SVB for the purchase of 9,375 shares of common stock at an exercise price of $8.91 per share (the “SVB Warrant”). We estimated the fair value of the SVB Warrant as $43,000 on the date of issuance using the Black-Scholes option pricing model. The SVB Warrant was recorded as a discount to the debt and will be amortized into interest expense over the remaining term of the loan using the effective interest method.

2019 Credit Facility

In August 2019, we executed an Amended and Restated Loan and Security Agreement (the 2019 Credit Facility), which amended and restated the 2017 Credit Facility, providing for a formula revolving line of credit (Line of Credit) and a term loan (2019 Term Loan) with Silicon Valley Bank to refinance in full the outstanding principal balance of $8.0 million under the 2017 Credit Facility. In August 2019, we made the final payment of $0.8 million, which was due upon the refinancing of the 2017 Credit Facility.

The Line of Credit allows for a maximum draw of $5.0 million, subject to a formula borrowing base, has a two year term and bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 6.75%. As of December 31, 2019, the interest rate was 6.75%. The Line of Credit provides for a commitment fee of 1.6% of the maximum availability of the Line of Credit, which was paid in August 2019 upon closing, and was accounted for as a debt discount. The Line of Credit also provides for a termination fee equal to 1% of the maximum availability under the Line of Credit, which is due in case of a termination of the Line of Credit prior to the scheduled maturity date, and an unused facility fee equal to 0.125% per annum of the average unused portion of the Line of Credit, which is expensed as incurred. At execution, $2.0 million from the Line of Credit was used to refinance a portion of the outstanding balance of the 2017 Credit Facility, and $3.0 million remains available under the Line of Credit, subject to borrowing base availability. As of December 31, 2019, the effective interest rate under the Line of Credit was 10.57% and the outstanding balance was $2.0 million.

The 2019 Term Loan provides for a $6.0 million term loan, which was used to refinance the remaining balance of the 2017 Credit Facility. The 2019 Term Loan has a term of 42 months, and a 12-month interest only period followed by 30 months of equal principal payments, plus accrued interest. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 4.75%. As of December 31, 2019, the interest rate was 4.75%. A final payment of 7% of the original principal amount of the 2019 Term Loan must be made when the 2019 Term Loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment, which is accounted for as a debt discount, is being accreted using the effective interest method. The 2019 Term Loan has a prepayment fee equal to 2% of the total commitment, which is due only if the 2019 Term Loan is prepaid prior to the scheduled maturity date for any reason. As of December 31, 2019, the effective interest rate under the 2019 Term Loan was 8.66%.

In conjunction with entering into the 2019 Credit Facility, on August 5, 2019, we amended and restated the SVB Warrant to add an option by SVB to put the SVB Warrant back to us for $50,000 upon expiration or a liquidity event, to be prorated if SVB exercises a portion of the SVB Warrant. The SVB Warrant expires on July 6, 2023. As of August 5, 2019, the SVB Warrant was classified as a liability and recorded at fair value within other liabilities in our balance sheet. Due to the put right, the SVB Warrant is subject to fair value remeasurement at each subsequent reporting date until the exercise or expiration of the SVB Warrant. Any resulting change in the fair value of the SVB Warrant will be recorded as other income, net in our statement of operations and comprehensive loss.

Collateral for the 2019 Credit Facility includes all of our assets except for intellectual property. We are required to comply with certain covenants under the 2019 Credit Facility, including requirements to maintain a minimum liquidity ratio, and restrictions on certain actions without the consent of the lender, such as limitations on our ability to engage in mergers or acquisitions, sell assets, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to its capital stock. We were in compliance with all covenants at December 31, 2019. The 2019 Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on our business, operations or condition, or on our ability to perform our obligations under the term loan. As of December 31, 2019, we do not believe that it is probable that the clause will be triggered within the next 12 months, and therefore the term loan is classified as long-term.

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

At the time of shipment to distributors, we record a trade receivable for the selling price as there is a legally enforceable obligation of the distributor to pay for the product delivered. We establish an allowance for estimated price concessions related to our distributor agreements. We estimate credits to distributors based on the historical rate of credits provided to distributors relative to sales.

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

In addition to the assumptions used in the Black-Scholes option-pricing model, we will continue to use judgment in evaluating the expected volatility and expected terms utilized for our stock-based compensation calculations on a prospective basis.

We recorded stock-based compensation expense of $3.6 million and $2.7 million for the years ended December 31, 2019 and 2018, respectively.

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

JOBS Act Accounting Election

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the JOBS Act) and therefore we may take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions until we are no longer an “emerging growth company.” We will cease to be an “emerging growth company” upon the earliest of: (1) December 31, 2021, (2) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more, (3) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities, and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Recent Accounting Pronouncements

See Note 2 to our financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

EVERSPIN TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Everspin Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Everspin Technologies, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Phoenix, Arizona

March 12,  2020

EVERSPIN TECHNOLOGIES, INC.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$14,487	$23,379
Accounts receivable, net	5,799	7,522
Inventory	7,863	9,097
Prepaid expenses and other current assets	539	688
Total current assets	28,688	40,686
Property and equipment, net	3,479	4,286
Right-of-use assets	3,132	—
Other assets	73	73
Total assets	$35,372	$45,045

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,873	$2,637
Accrued liabilities	2,727	5,001
Current portion of long-term debt	670	5,977
Operating lease liabilities	1,582	—
Other liabilities	42	—
Total current liabilities	7,894	13,615
Long-term debt, net of current portion	7,149	6,509
Operating lease liabilities, net of current portion	1,840	—
Total liabilities	16,883	20,124
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 18,081,753 and 17,095,456 shares issued and outstanding as of December 31, 2019 and December 31, 2018	2	2
Additional paid-in capital	167,149	158,912
Accumulated deficit	(148,662)	(133,993)
Total stockholders’ equity	18,489	24,921
Total liabilities and stockholders’ equity	$35,372	$45,045

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
Product sales	$34,595	$39,514
Licensing, royalty, and other revenue	2,908	9,903
Total revenue	37,503	49,417
Cost of sales	19,172	24,083
Gross profit	18,331	25,334
Operating expenses:[1]
Research and development	14,183	23,637
General and administrative	12,414	12,551
Sales and marketing	5,364	6,467
Restructuring	782	—
Total operating expenses	32,743	42,655
Loss from operations	(14,412)	(17,321)
Interest expense	(747)	(890)
Other income, net	490	457
Net loss and comprehensive loss	$(14,669)	$(17,754)
Net loss per common share, basic and diluted	$(0.85)	$(1.08)
Weighted-average shares used to compute net loss per common share, basic and diluted	17,317,042	16,372,638

[1]Operating expenses includes stock-based compensation as follows:
Research and development	$736	$492
General and administrative	2,460	1,811
Sales and marketing	358	365
Total stock-based compensation	$3,554	$2,668

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	12,817,201	$1	$128,422	$(117,539)	$10,884
Adjustment to opening balance for adoption of new accounting standard	—	—	—	1,300	1,300
Issuance of common stock in secondary offering, net of issuance costs	3,772,447	1	24,523	—	24,524
Issuance of common stock under stock incentive plans	505,808	—	2,503	—	2,503
Issuance of warrant	—	—	43	—	43
Compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES	—	—	753	—	753
Stock-based compensation expense	—	—	2,668	—	2,668
Net loss	—	—	—	(17,754)	(17,754)
Balance at December 31, 2018	17,095,456	2	158,912	(133,993)	24,921
Issuance of common stock under stock incentive plans	97,310	—	282	—	282
Issuance of common stock in at-the- market offering, net of issuance costs (Note 7)	888,987	—	4,734	—	4,734
Modification of warrant in connection with 2019 Credit Facility	—	—	(19)	—	(19)
Stock-based compensation expense	—	—	3,240	—	3,240
Net loss	—	—	—	(14,669)	(14,669)
Balance at December 31, 2019	18,081,753	$2	$167,149	$(148,662)	$18,489

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(14,669)	$(17,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,694	1,450
Loss on disposal of property and equipment	20	19
Stock-based compensation	3,554	2,668
Non-cash gain on warrant revaluation	(3)	—
Non-cash interest expense	290	375
Compensation expense related to vesting of common stock to GLOBALFOUNDRIES	—	753
Changes in operating assets and liabilities:
Accounts receivable	1,723	(3,816)
Inventory	1,234	694
Prepaid expenses and other current assets	149	(98)
Accounts payable	202	(178)
Accrued liabilities	(2,210)	1,253
Operating lease liabilities	(100)	—
Shipping term reversal	—	(39)
Net cash used in operating activities	(8,116)	(14,673)
Cash flows from investing activities
Purchases of property and equipment	(861)	(1,914)
Net cash used in investing activities	(861)	(1,914)
Cash flows from financing activities
Proceeds from the issuance of common stock, net of offering costs	—	24,524
Proceeds from debt	—	1,000
Payments on debt	(4,840)	(1,000)
Payments of debt issuance costs	(80)	—
Payments on finance lease obligation	(11)	(11)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	282	2,503
Proceeds from issuance of common stock in at-the-market offering, net of issuance costs	4,734	—
Net cash provided by financing activities	85	27,016
Net (decrease) increase in cash and cash equivalents	(8,892)	10,429
Cash and cash equivalents at beginning of period	23,379	12,950
Cash and cash equivalents at end of period	$14,487	$23,379
Supplementary cash flow information:
Interest paid	$480	$504
Cash paid for taxes	$48	$30
Operating cash flows paid for operating leases	$1,693	$—
Financing cash flows paid for finance leases	$11	$—
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating leases	$23	$—
Increase of right-of-use asset and lease liability due to lease modification	$895	$—
Purchase of property and equipment in accounts payable and accrued liabilities	$57	$11
Modification of warrant	$36	$—
Issuance of warrant with debt	$—	$43

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

Ability to continue as a going concern

The Company believes that its existing cash and cash equivalents as of December 31, 2019, coupled with its anticipated growth and sales levels will be sufficient to meet its anticipated cash requirements for at least the next 12 months from the financial statement issuance date. The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. The Company may be required at some point in the future to seek additional equity or debt financing, to sustain operations beyond that point, and such additional financing may not be available on acceptable terms or at all. If the Company is unable to raise additional capital or generate sufficient cash from operations to adequately fund its operations, it will need to curtail planned activities to reduce costs. Doing so will likely harm its ability to execute on its business plan.

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

Segments

The Company’s chief operating decision maker is its Chief Executive Officer who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the entire Company. As a result, the Company has single operating and reportable segment.

Cash and Cash Equivalents

The Company considers all highly liquid, short-term investments with maturity dates of 90 days or less at the date of purchase to be cash equivalents. The Company’s cash equivalents consist solely of money market funds.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company generally does not require collateral or other security in support of accounts receivable. The Company has no experience of uncollectible amounts, and therefore there was no allowance for doubtful accounts at December 31, 2019 and 2018. Allowances would be provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company also considers a number of factors in evaluating the sufficiency of its allowance for doubtful accounts, including the length of time receivables are past due, significant one-time events, creditworthiness of customers and historical experience. Account balances would be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company establishes an allowance for product returns. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of sales returns. Returns are processed as credits on future purchases, as a result, the allowance is recorded against the balance of trade accounts receivable. In addition, the Company establishes an allowance for estimated price concessions related to its distributer agreements. The Company estimates credits to distributors based on the historical rate of credits provided to distributors relative to sales. At December 31, 2019 and 2018, the allowance for product returns and price concessions was $231,000 and $713,000, respectively.

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2019	2018
Trade accounts receivable	$5,454	$7,297
Unbilled accounts receivable	576	938
Allowance for product returns and price concessions	(231)	(713)
Accounts receivable, net	$5,799	$7,522

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

	Revenue		Accounts Receivable
	Year Ended December 31,		December 31,
Customers	2019	2018	2019	2018
Customer A	21%	*	41%	23%
Customer B	12%	*	*	*
Customer C	12%	*	*	*
Customer D	10%	13%	*	*
Customer E	*	*	*	11%
Customer F	*	*	11%	*
Customer G	*	11%	*	*
Customer H	*	10%	*	*
Customer I	*	*	*	21%
Customer J	*	*	*	11%

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

The carrying value of accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments. As of December 31, 2019, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments consist of Level 1 assets and a Level 3 liability. Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds that are included in cash equivalents. The Company’s Level 3 liability consists of a warrant issued in connection with the 2019 Credit Facility (Note 6). The change in the fair value of the warrant during the year ended December 31, 2019 was immaterial.

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12,367	$—	$—	$12,367
Total assets measured at fair value	$12,367	$—	$—	$12,367

Liabilities:
Warrant liability	$—	$—	$33	$33
Total liabilities measured at fair value	$—	$—	$33	$33

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$23,478	$—	$—	$23,478
Total assets measured at fair value	$23,478	$—	$—	$23,478

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

Costs incurred to develop software for internal-use during the application development phase are capitalized and amortized over such software’s estimated useful life. Costs related to the design or maintenance of internal-use software are included in operating expenses as incurred. During 2019 and 2018, we capitalized $238,000 and $356,000, respectively of such costs to property and equipment. Leasehold improvements are amortized over the shorter of the lease term or useful life. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Amortization expense of assets acquired through finance leases is included in the statements of operations and comprehensive loss.

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

The Company has lease agreements with lease and non-lease components. The Company has elected to not separate lease and non-lease components for any leases involving real estate and office equipment classes of assets and, as a result, accounts for the lease and non-lease components as a single lease component. The Company has elected to separate lease and non-lease components for any leases involving manufacturing facility classes of assets. Further, the

Company elected the short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to leases with terms of 12 months or less (short-term leases) for all classes of assets. As of December 31, 2019, the Company did not have any short-term leases.

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

Upon the transfer of control, generally at shipment, the Company records a trade receivable for the selling price as there is a legally enforceable obligation of the distributor to pay for the product delivered, an allowance is recorded for the estimated discount that will be provided to the distributor, and the net of these amounts is recorded as revenue on the statement of operations.

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

Royalties

Revenue from sales-based royalties from licenses of the Company’s technology are recognized at the later of when (1) the sale occurs or (2) the performance obligation to which some or all of the sales-based royalty has been allocated is satisfied (in whole or in part). The Company will record an unbilled receivable (within accounts receivable, net) for the portion of sales-based royalties that have been earned, but not invoiced at the end of each reporting period.

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

Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated losses incurred for unidentified issues based on historical experience. A warranty liability was not recorded at December 31, 2019 and 2018, as the estimated future warranty costs were not material based on the Company’s historical experience.

Research and Development

Research and development expenses are incurred in support of internal development programs or as part of the Company’s joint development agreement with GLOBALFOUNDRIES and joint collaboration agreement with Silterra Malaysia Sdn. Bhd. (see Note 10). Research and development expenses include personnel-related costs (including stock-based compensation), circuit design costs, purchases of materials and laboratory supplies, fabrication and packaging of experimental integrated circuit products, depreciation of research and development related capital equipment and overhead, and are expensed as incurred.

Stock-based Compensation

Stock-based compensation arrangements include stock option grants and restricted stock unit (RSU) awards under the Company’s equity incentive plans, as well as shares issued under the Company’s Employee Stock Purchase Plan (ESPP), through which employees may purchase the Company’s common stock at a discount to the market price.

The Company measures its stock option grants based on the estimated fair value of the options as of the grant date using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized over the requisite service period using the straight-line method. The Company has made an accounting policy election to account for forfeitures as they occur, rather than estimating expected forfeitures at the time of the grant.

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

Recently Issued Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). Simplifying the Accounting for Income Taxes. The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The adoption of ASU 2019-12 is not expected to have a material effect on the Company’s consolidated financial statements and related disclosures

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. As the Company is a smaller reporting company, ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2022, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements Financial Instruments-Credit Losses (Topic 326). The new ASU provides narrow-scope amendments to help apply ASU No. 2016-13. The Company is evaluating the impact of the adoption of ASU 2016-13 on its financial statements.

3. Revenue

The Company sells the majority of its products to its distributors, but also to OEMs. The Company also recognizes revenue under licensing and royalty agreements with some customers. The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Year Ended December 31,
	2019	2018
Distributor	$24,724	$35,126
Non-distributor	12,779	14,291
Total revenue	$37,503	$49,417

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Year Ended December 31,
	2019	2018
Point in time	$35,665	$45,102
Over time	1,838	4,315
Total revenue	$37,503	$49,417

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Year Ended December 31,
	2019	2018
Product sales	$34,595	$39,514
License fees	—	5,000
Royalties	1,070	588
Other revenue	1,838	4,315
Total revenue	$37,503	$49,417

The Company recognizes revenue in three geographic regions: North America; Europe, Middle East and Africa (EMEA); and Asia-Pacific and Japan (APJ). The following table presents the Company’s revenues disaggregated by the geographic region to which the product is delivered or licensee is located (in thousands):

	Year Ended December 31,
	2019	2018
North America	$8,690	$9,124
EMEA	8,720	11,175
APJ	20,093	29,118
Total revenue	$37,503	$49,417

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$119	$288
Work-in-process	6,329	6,759
Finished goods	1,415	2,050
Total inventory	$7,863	$9,097

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Manufacturing equipment	$12,228	$11,723
Computer and network equipment	877	820
Furniture and fixtures	112	110
Software	925	680
Leasehold improvements	1,444	1,432
Total property and equipment, gross	15,586	14,765
Less: accumulated depreciation	(12,107)	(10,479)
Total property and equipment, net	$3,479	$4,286

Depreciation and amortization expense during the years ended December 31, 2019 and 2018 was $1.7 million and $1.5 million, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued payroll-related expenses	$1,236	$1,558
Accrued joint development agreement expenses	170	661
Accrued inventory	87	1,678
Restructuring expenses	782	—
Deferred rent	—	390
Other	452	714
Total accrued liabilities	$2,727	$5,001

5. Commitments and Contingencies

Leases

Operating leases consist primarily of office space expiring at various dates through 2022.

The undiscounted future non-cancellable lease payments under the Company’s operating leases were as follows (in thousands):

As of December 31, 2019	Amount
2020	$1,736
2021	1,763
2022	133
Thereafter	—
Total undiscounted lease payments	3,632
Less: Present value adjustment	(210)
Total operating lease liabilities	3,422
Less: Current portion of operating lease liabilities	(1,582)
Total operating lease liabilities, net of current portion	$1,840

Other information related to the Company's operating lease liabilities was as follows:

As of December 31, 2019
Weighted-average remaining lease term (years)	2.06
Weighted-average discount rate	6.00%

Lease costs for the Company’s operating leases were $1.6 million and $1.6 million for the years ended December 31, 2019 and 2018, respectively. Variable lease payments for operating leases were immaterial for the years ended December 31, 2019 and 2018. Lease costs for the Company’s finance lease were immaterial for the years ended December 31, 2019 and 2018.

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

On July 6, 2018, the Company entered into the First Amendment to the 2017 Credit Facility (the First Amendment). The First Amendment extended the period of interest-only payments through December 31, 2018, followed by fixed principal and interest payments based on either a 24-month or a 36-month amortization schedule if the Company achieves certain milestones. The Company determined it would not meet the milestones, therefore the 2017 Credit Facility was based on a 24-month amortization schedule and would mature in December 2020. The 2017 Credit Facility provided for interest at a floating rate equal to the prime rate minus 0.75%. The terms of the First Amendment included the refund of $1.0 million in principal payments previously made by the Company. An end of term fee of 7% of the amount borrowed must be made when the loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment is was being accreted using the effective interest method.

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

The Line of Credit allows for a maximum draw of $5.0 million, subject to a formula borrowing base, has a two-year term and bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 6.75%. As of December 31, 2019, the interest rate was 6.75%. The Line of Credit provides for a commitment fee of 1.6% of the maximum availability of the Line of Credit, which was paid in August 2019 upon closing, and was accounted for as a debt discount. The Line of Credit also provides for a termination fee equal to 1% of the maximum availability under the Line of Credit, which is due in case of a termination of the Line of Credit prior to the scheduled maturity date, and an unused facility fee equal to 0.125% per annum of the average unused portion of the Line of Credit, which is expensed as incurred. At execution, $2.0 million from the Line of Credit was used to refinance a portion of the outstanding balance of the 2017 Credit Facility, and $3.0 million remains available under the Line of

Credit, subject to borrowing base availability. As of December 31, 2019, the effective interest rate under the Line of Credit was 10.57% and the outstanding balance was $2.0 million.

The 2019 Term Loan provides for a $6.0 million term loan, which was used to refinance the remaining balance of the 2017 Credit Facility. The 2019 Term Loan has a term of 42 months, and a 12-month interest only period followed by 30 months of equal principal payments, plus accrued interest. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 4.75%. As of December 31, 2019, the interest rate was 4.75%. A final payment of 7% of the original principal amount of the 2019 Term Loan must be made when the 2019 Term Loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment, which is accounted for as a debt discount, is being accreted using the effective interest method. The 2019 Term Loan has a prepayment fee equal to 2% of the total commitment, which is due only if the 2019 Term Loan is prepaid prior to the scheduled maturity date for any reason. As of December 31, 2019, the effective interest rate under the 2019 Term Loan was 8.66%.

Collateral for the 2019 Credit Facility includes all of the Company’s assets except for intellectual property. The Company is required to comply with certain covenants under the 2019 Credit Facility, including requirements to maintain a minimum liquidity ratio, and restrictions on certain actions without the consent of the lender, such as limitations on its ability to engage in mergers or acquisitions, sell assets, incur indebtedness or grant liens or negative pledges on its assets, make loans or make other investments. Under these covenants, the Company is prohibited from paying cash dividends with respect to its capital stock. The Company was in compliance with all covenants at December 31, 2019. The 2019 Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the term loan. As of December 31, 2019, management does not believe that it is probable that the clause will be triggered within the next 12 months, and therefore the term loan is classified as long-term.

The carrying value of the Company’s 2019 Credit Facility at December 31, 2019, was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$800	$7,620	$8,420
Unamortized debt discounts	(130)	(471)	(601)
Net carrying value	$670	$7,149	$7,819

The carrying value of the Company’s 2017 Credit Facility at December 31, 2018, was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$6,000	$6,840	$12,840
Unamortized debt discounts	(33)	(341)	(374)
Net carrying value	$5,967	$6,499	$12,466

The table below includes the principal repayments due under the 2019 Credit Facility as of December 31, 2019 (in thousands):

2020	$800
2021	4,400
2022	2,400
2023	820
Total principal repayments	$8,420

7. Stockholders’ Equity

Common Stock

Common stockholders are entitled to dividends if and when declared by the board of directors. As of December 31, 2019,  no dividends on common stock had been declared by the board of directors.

In February 2018, the Company completed a follow-on underwritten public offering of its common stock under its Registration Statement filed in November 2017 (File No. 333-221331), selling 3,772,447 shares of its common stock at an offering price of $7.00 per share for proceeds of $24.5 million, net of $1.9 million of underwriting discounts and commissions and other offering costs.

At-the-Market Sales Agreement

In August 2019, the Company entered into an Open Market Sale Agreement (the 2019 Sales Agreement) with Jefferies, LLC (Jefferies) for the offer and sale of shares of its common stock having an aggregate offering of up to $25.0 million from time to time through Jefferies, acting as the Company’s sales agent. The issuance and sale of these shares by the Company pursuant to the 2019 Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Under the 2019 Sales Agreement, the Company agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales made pursuant to the 2019 Sales Agreement. During the year ended December 31, 2019, the Company received net proceeds of $4.7 million after deducting commissions and expenses payable by the Company, from the sale of 888,987 shares of common stock pursuant to the 2019 Sales Agreement. As of December 31, 2019, the Company had an aggregate of $19.9 million available for future sales under the 2019 Sales Agreement.

Reserved Shares of Common Stock

The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2019	2018
Options issued and outstanding	1,931,903	1,475,299
Shares available for future option grants	638,227	764,145
RSUs subject to future vesting	211,962	93,560
Common stock warrants	27,836	27,836
Total	2,809,928	2,360,840

Warrants

In connection with a credit facility, Silicon Valley Bank held warrants to purchase 9,229 shares of the Company’s common stock at an exercise price of $26.00 per share. These warrants were cancelled when the Company entered into the Amended Credit Facility (see Note 6) and the Company subsequently issued a warrant to SVB for the purchase of 9,375 shares of the Company’s common stock at an exercise price of $8.91 per share. The warrant can be exercised at any time and expires five years after the date of issuance. The Company estimated the fair value of the warrant as $43,000 on the date of issuance using the Black-Scholes option pricing model. The warrant was recorded as a discount to the debt to be amortized into interest expense over the remaining term of the loan using the effective interest method.

In conjunction with entering into the 2019 Credit Facility, on August 5, 2019, the Company and SVB amended and restated the warrant issued to SVB in connection with the First Amendment, to add an option by SVB to put the warrant back to the Company for $50,000 upon expiration or a liquidity event, to be prorated if SVB exercises a portion of the warrant. The warrant expires on July 6, 2023. As of August 5, 2019, the warrant was classified as a liability and recorded at fair value within other liabilities in the Company’s balance sheet. Due to the put right, the warrant is subject to fair value remeasurement at each subsequent reporting date until the exercise or expiration of the warrant. The fair value of the warrant is estimated using a Black-Scholes valuation model. Any resulting change in the fair value of the warrant will be recorded as other income, net in the Company’s statement of operations and comprehensive loss. The fair value adjustment was not material in 2019.

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

No further grants will be made under the Company’s 2008 Plan. However, any outstanding stock awards granted under the 2008 Plan will remain outstanding, subject to the terms of the Company’s 2008 Plan and the applicable stock award agreements, until such outstanding stock awards that are stock options are exercised or until they terminate or expire by their terms, or until such stock awards are fully settled, terminated or forfeited. At December 31, 2019,  386,554 options under the 2008 Plan remained outstanding.

Summary of Stock Option Activity

The following table summarizes the stock option and award activity for all grants under the 2008 Plan and 2016 Plan:

		Options Outstanding
			Weighted-	Weighted-
	Options and		Average	Average
	Awards		Exercise	Remaining	Aggregate
	Available for	Number of	Price Per	Contractual	Intrinsic
	Grant	Options	Share	Life (years)	Value
					(In thousands)
Balance—December 31, 2018	764,145	1,475,299	$7.60	7.8	$284
Authorized	512,864
RSUs granted	(183,402)
RSUs cancelled/forfeited	22,450
Options granted	(660,852)	660,852	$6.58
Options exercised	—	(10,416)	$4.69		$24
Options cancelled/forfeited	183,022	(193,832)	$8.57
Balance—December 31, 2019	638,227	1,931,903	$7.17	6.5	$188
Options exercisable—December 31, 2019		961,162	$7.11	5.4	$187

During the years ended December 31, 2019 and 2018, the Company granted options with a weighted-average grant date fair value of $4.06 and $4.45 per share, respectively.

The total fair value of options vested during the year was $2.3 million and $1.9 million, for the years ended December 31, 2019, and 2018, respectively.

2016 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2016 Employee Stock Purchase Plan (the ESPP) on April 25, 2016, which was subsequently approved on September 20, 2016 by the Company’s stockholders. The Company had 396,000 shares available for issuance under the Company’s ESPP as of December 31, 2019. Employees purchased 44,344 shares for $232,000 during the year ended December 31, 2019 and 42,327 shares for $266,000 during the year ended December 31, 2018.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares issued under the ESPP:

Year Ended December 31,
	2019	2018
Expected volatility	39.6 – 74.2%	59.5 – 87.8%
Risk-free interest rate	1.67 – 2.66%	0.94 – 2.11%
Expected term (in years)	0.5 – 1.0	0.5 – 1.0
Dividend yield	—%	—%

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

The following table summarizes RSU activity for the year ended December 31, 2019:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2018	93,560	$8.38
Granted	183,402	6.64
Vested	(42,550)	8.04
Cancelled/forfeited	(22,450)	8.02
Balance—December 31, 2019	211,962	$6.97

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of December 31, 2019, there was $1.0 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.4 years.

Stock-based Compensation Expense

As of December 31, 2019, there was $4.5 million of total unrecognized compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 2.5 years. Compensation cost capitalized within inventory at December 31, 2019 and 2018 was not material.

The Company estimated the fair value of each option grant using the Black-Scholes option-pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the assumptions below.

Year Ended December 31,
	2019	2018
Expected volatility	65.1 – 74.4%	51.9 – 56.6%
Risk-free interest rate	1.46 – 2.52%	2.64 – 2.94%
Expected term (in years)	5.3 – 6.1	5.7 – 6.1
Dividend yield	—%	—%

Expected volatility. The Company determines the expected stock price volatility based on the historical volatility of its common stock and the historical volatilities of a peer group. Industry peers consist of several public companies in the technology industry similar in size, stage of life cycle and financial leverage. The Company intends to continue to consistently apply this process using the same or similar public companies until a sufficient trading history of our common stock becomes available. If circumstances change such that the identified companies are no longer similar, the Company will revise its peer group to substitute more suitable companies in this calculation.

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

10. Significant Agreements

GLOBALFOUNDRIES, Inc. Joint Development Agreement

Since October 17, 2014, the Company has participated in a joint development agreement with GLOBALFOUNDRIES Inc., a semiconductor foundry, for the joint development of STT-MRAM technology to produce of a family of discrete and embedded MRAM technologies. The term of the agreement is until the completion, termination, or expiration of the last statement of work entered into pursuant to the joint development agreement. The agreement was extended on December 31, 2019 to include a new phase of support for 12nm MRAM development.

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

The Company incurred project costs, recognized as research and development expense, of $1.8 million and $5.8 million during the years ended December 31, 2019 and 2018, respectively. The Company entered into a Statement of Work (SOW) and an Amendment to the SOW, under the JDA with GF effective August 2016 and June 2018 respectively. The Company is entitled to revenues under the SOW and its Amendment upon delivery and acceptance of product. The Company did not recognize any revenue from GF for the year ended December 31, 2019. The Company recognized revenue from GF of $1.0 million for the year ended December 31, 2018.

On October 21, 2014, GF participated, along with other investors, in the Company’s Series B redeemable convertible preferred stock financing and purchased 192,307 shares at $26.00 per share. Contemporaneously, the Company sold 461,538 shares of its common stock to GF at a discounted price of $0.00026 per share. The common shares vest upon the achievement of a goal as set forth in the Statement of Work #1 (the SOW) under the JDA. The Company has determined that the issuance of these shares of common stock to GF represents compensation for services to be provided under the JDA. Accordingly, the shares are accounted for similar to a stock award granted to a non-employee of the Company and are remeasured to their fair value as they vest. A total of 211,538 shares of common stock became vested on August 21, 2016, the designated Initial Measurement Date. The remaining shares vested on a monthly basis through October 21, 2018. During the year ended 2018, the Company recognized non-cash compensation expense of $0.8 million, in research and development expense, related to the vesting of the shares of common stock. As of December 31, 2018, all shares issued to GF were fully vested.

Silterra Malaysia Sdn. Bhd. Joint Collaboration Agreement

In September 2018, the Company entered into a Joint Collaboration Agreement (JCA) with Silterra Malaysia Sdn. Bhd. (Silterra), and another third party. The JCA will create additional manufacturing capacity for the Company’s Toggle MRAM products. Initial production is expected to start in 2020. Under the JCA the Company will pay non-

recurring engineering costs of $1.0 million. During the years ended December 31, 2019 and 2018, the Company paid $200,000 and $400,000 of JCA costs, respectively.

11. Restructuring

During the year ended December 31, 2019, the Company implemented a corporate restructuring to ensure long-term sustainability. As part of the restructuring, the Company will reduce its workforce by approximately 15 positions across all functions. The restructuring expense of $782,000 during the year ended December 31, 2019 represented all cash consideration of the restructuring, and primarily related to employee severance and benefit arrangements to be paid in 2020.

12. Geographic Information

Property and equipment, net by country was as follows (in thousands):

	December 31,
	2019	2018
United States	$2,235	$2,714
Singapore	789	912
Other	455	660
	$3,479	$4,286

Revenue from customers is designated based on the geographic region or country to which the product is delivered or licensee is located. Revenue by country was as follows (in thousands):

	Year Ended December 31,
	2019	2018
Hong Kong	$10,144	$2,453
Germany	6,423	6,724
Japan	5,660	10,254
United States	4,915	6,746
China	1,361	5,083
All other	9,000	18,157
Total revenue	$37,503	$49,417

13. Income Taxes

For the years ended December 31, 2019 and 2018, the Company recorded no provision or benefit for income taxes primarily due to losses incurred. The Company has incurred net operating losses for all the periods presented.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2019	2018
Tax at statutory federal rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(0.8)	(1.7)
Stock-based compensation	2.0	1.5
Nondeductible executive compensation	—	0.9
Change in valuation allowance	18.9	20.6
Other	0.9	(0.3)
Provision for income taxes	0.0%	0.0%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$29,684	$25,359
Inventory	874	1,442
Accruals	430	760
Depreciation and amortization	143	88
Limitation on business interest	186	96
Stock-based compensation	546	1,416
Right of use liability	776	—
Gross deferred tax assets	32,639	29,161
Valuation allowance	(31,840)	(29,073)
Deferred tax assets	799	88
Deferred tax liabilities:
Right of use asset	(710)	—
Other	(89)	(88)
Deferred tax liabilities	(799)	(88)
Net deferred tax assets	$—	$—

The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets as of December 31, 2019 and 2018.  The net valuation allowance increased by $2.8 million in 2019.

As of December 31, 2019, the Company had federal net operating loss carryforwards of approximately $131.8 million, of which $99.8 million will begin to expire in the year of 2028 through 2037 if not utilized, and $32.0 million will carryover indefinitely. In addition, the Company had state net operating loss carryforwards of approximately $50.2 million, of which $48.5 million will begin to expire in 2023 through 2039 if not utilized, and $1.7 million will carryover indefinitely.

The Tax Reform Act of 1986 (the Act) provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act and codified under IRC Section 382) that could limit the Company’s ability to utilize these carryforwards. Should the limitation apply, the related net operating loss deferred tax asset and the valuation allowance would be reduced by the same amount.

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company is subject to U.S. federal and state income tax examinations by authorities for all tax years beginning in 2008, due to the accumulated net operating losses that are carried forward.

The Company has not identified any unrecognized tax benefits as of December 31, 2019 and 2018. The Company does not expect the amount of unrecognized tax benefits to materially change in the next twelve months.

14. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018
Numerator:
Net loss	$(14,669)	$(17,754)
Denominator:
Weighted-average common shares outstanding	17,317,042	16,413,733
Less: weighted-average unvested common shares subjected to repurchase	—	(41,095)
Weighted-average common shares outstanding used to calculate net loss per common share, basic and diluted	17,317,042	16,372,638
Net loss per common share, basic and diluted	$(0.85)	$(1.08)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2019	2018
Options to purchase common stock	1,931,903	1,475,299
Restricted stock units	211,962	93,560
Common stock warrants	27,836	27,836
Total	2,171,701	1,596,695

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our management team, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2019.

Based on this evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2019, based on the material weakness described below.

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

The following report is provided by management in respect of our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act):

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management used the Committee of Sponsoring Organizations of the Treadway Commission Internal Control - Integrated Framework (2013), or the COSO framework, to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 and has concluded that such internal control over financial reporting was not effective, based on the material weakness described below.

Material weakness in internal control over financial reporting.

In connection with the preparation of our unaudited condensed financial statements for the quarter ended September 30, 2018, we identified an error in the previously filed financial statements that caused us to restate and amend our previously issued condensed financial statements and related financial information as of and for the three and six months ended June 30, 2018. This error was the result of a material weakness in our internal control over financial reporting, which continued to exist at December 31, 2019. Specifically, (i) our information technology systems did not provide management the ability to accurately monitor inventory movements and quantities at third-party locations, (ii) internal processes to provide for clear communication between operational and financial personnel within the company were insufficient, and (iii) we had insufficient personnel with the appropriate level of experience to prevent and detect errors on a timely basis in our financial statements.

To remediate this material weakness, we are taking the following actions:

•

We are currently updating our information technology tools, including our ERP system to enhance our ability to monitor inventory and its movement through our manufacturing process and provide checks and balances to third-party reports. The new inventory system implementation and adoption of new costing processes is planned to be completed in Q1 2020.

•	We have, and continue to put in place, management dashboard tools to alert all involved as to the performance of inventory against our business goals.
•

We are establishing multi-discipline processes to actively manage and make decisions regarding our inventory to support our business objectives. In 2019, we have established a sales and operations planning process to optimize inventory management.

•	We are providing additional training to our Operations Teams and updating procedures with our third-party Assembly Houses.
•	We have hired additional qualified personnel to assist management with its financial statement close process and provide oversight of our financial reporting.

Changes in internal control over financial reporting.

Except for the actions to remediate the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the year ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

On March 10, 2020, our Compensation Committee (the “Committee”) of our Board of Directors approved an Executive Severance and Change in Control Plan (the “CIC Plan”). Pursuant to the CIC Plan, in the event the employment of our Chief Executive Officer (the “CEO”) or Vice President of Technology R&D (the “VP of Technology R&D”) is terminated by the us or any acquirer or successor without Cause or for Good Cause (as such terms are defined therein) during the period commencing three months prior to a Change in Control and ending 12 months—or in the case of the CEO, 18 months—following a Change in Control (the “Change in Control Period”), then, subject to his execution and non-revocation of a general release of claims in favor of us within 45 days following the date of such termination, we will be obligated to provide the following payments and benefits to each of the CEO and VP of Technology R&D:

•	provide a lump sum cash payment equal to 12 months of the executive officer’s then-current base salary;
•	provide a payment of the executive officer’s target incentive bonus payouts in the amounts equal to 100% of the executive officer’s incentive bonus target;
•

payment of an amount equal to the monthly employer contribution we would have made to provide the executive officer with health insurance if he had remained employed by we until 12 months following the date of termination; and

•

accelerate the vesting of the shares subject to any Equity Awards (as defined in the CIC Plan) held by the executive officer on the date of termination such that the then unvested Equity Awards shall vest and become exercisable if the executive officer had completed an additional 12 months of employment following the termination date.

In addition, pursuant to the CIC Plan, in the event the employment of any of our other Vice Presidents is terminated by us or any acquirer or successor without Cause or for Good Reason within during the Change in Control Period, then, subject to his or her execution and non-revocation of a general release of claims in favor of us within 45 days following the date of such termination, we will be obligated to provide the following payments and benefits to each of the other Vice Presidents:

•	provide a lump sum cash payment equal to 6 months of the Vice President’s then-current base salary;
•

provide a payment of the Vice President’s target incentive bonus payouts in the amounts equal to 100% of the Vice President’s incentive bonus target for the year in which the closing of the sale event occurred;

•

if the Vice President elects to continue his or her group healthcare benefits, payment of an amount equal to the monthly employer contribution we would have made to provide the Vice President with health insurance if he or she had remained employed by us until 6 months following the date of termination; and

•

accelerate the vesting of the shares subject to any Equity Awards held by the Vice President on the date of termination such that the then unvested Equity Awards shall vest and become exercisable if the Vice President completed an additional 6 months of employment following the termination date.

The foregoing description of the CIC Plan does not purport to be complete and is qualified in its entirety by reference to the Executive Severance and Change in Control Plan, a copy of which is filed herewith as Exhibit 10.36.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2020 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2019, under the headings “Management,” “Proposal 1 - Election of Directors,” “Board Committees and Meetings,” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

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

3. Exhibits

EXHIBIT INDEX

†
		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8‑K	001‑37900	3.1	10/13/2016

3.2	Amendment to Amended and Restated Certificate of Incorporation.	8‑K	001‑37900	3.1	5/22/2019

3.3	Bylaws.	8‑K	001‑37900	3.2	5/22/2019

4.1	Form of Common Stock Certificate of the registrant.	S‑1	333‑213569	4.1	9/09/2016

4.2	Amended and Restated Warrant to Purchase Common Stock, dated as of August 5, 2019, between the Company and Silicon Valley Bank.	10-Q	001-37900	4.2	11/07/2019

4.3*	Description of Common Stock

4.4	Reference is made to Exhibits 3.1 and 3.2.

10.1†	Form of Indemnity Agreement between the registrant and its directors and officers.	S‑1	333‑213569	10.1	9/09/2016

10.2†	2008 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1/A	333‑213569	10.2	9/26/2016

10.3†	Amended and Restated 2016 Equity Incentive Plan.	8-K	001-37900	10.1	5/22/2018

10.4†	Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise used with the 2016 Equity Incentive Plan.	S-1/A	333‑213569	10.3	9/26/2016

10.5†	Form of Restricted Stock Unit Award Agreement under the 2016 Equity Incentive Plan.	10-Q	001‑37900	10.3	11/13/2017

10.6†	2016 Employee Stock Purchase Plan.	S-1/A	333‑213569	10.4	9/26/2016

10.7	Lease, dated as of June 6, 2008, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333‑213569	10.5	9/09/2016

10.8	Amendment No. 1 to Lease, dated as of February 2, 2009, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333‑213569	10.6	9/09/2016

10.9	Amendment No. 2 to Lease, dated as of February 18, 2010, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333‑213569	10.7	9/09/2016

10.10	Amendment No. 3 to Lease, dated as of July 20, 2011, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333‑213569	10.8	9/09/2016

10.11	Amendment No. 4 to Lease, dated as of June, 2014 by and between the registrant and Freescale Semiconductor, Inc.	S-1	333‑213569	10.9	9/09/2016

10.12	Amendment No. 5 to Lease, dated as of March 22, 2017 by and between the registrant and Freescale Semiconductor, Inc.	8-K	001‑37900	10.1	3/28/2017

10.13	Amendment No. 6 to Lease, dated as of October 31, 2017 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.)	10-K	001‑37900	10.40	3/15/2018

10.14	Amendment No. 7 to Lease, effective as of June 30, 2018 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.)	10-Q	001-37900	10.1	11/14/2018

10.15*	Amendment No. 8 to Lease, effective as of November 30, 2019 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.)

10.16	Amended and Restated Loan and Security Agreement, dated as of August 5, 2019, between the Company and Silicon Valley Bank.	10-Q	001-37900	10.1	11/7/2019

10.17	Commercial Industrial Lease Agreement, dated as of May 18, 2012 by and between the registrant and Principal Life Insurance Company.	S-1	333‑213569	10.17	9/09/2016

10.18	Amendment No. 1 to Commercial Industrial Lease Agreement, dated August 12, 2016 by and between the registrant and Legacy Stonelake JV-T, LLC, successor in interest to Principal Life Insurance Company.	S-1	333‑213569	10.22	9/09/2016

10.19	Sublease Agreement, dated January 31, 2017 by and between the registrant and NXP USA, Inc. and Consent to of Landlord to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001‑37900	10.1	3/28/2017

10.20	First Amendment to Sublease Agreement, dated February 13, 2017, by and between the registrant and NXP USA, Inc. and Consent to of Landlord to Amendment to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001‑37900	10.2	3/28/2017

10.21	Second Amendment to Sublease Agreement dated March 2, 2017 by and between the Company and NXP USA, Inc. and Consent of Landlord to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001‑37900	10.3	3/28/2017

10.22	Third Amendment to Sublease Agreement, dated October 17, 2017 by and between the registrant and NXP USA, Inc. and Consent of Landlord to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	10-K	001‑37900	10.39	3/15/2018

10.23+	STT-MRAM Joint Development Agreement, dated as of October 17, 2014 by and between the registrant and GLOBALFOUNDRIES Inc.	S-1	333‑213569	10.18	9/09/2016

10.24+	Amendment No. 1 to the STT-MRAM Joint Development Agreement, dated as of May 27, 2016 by and between the registrant and GLOBALFOUNDRIES Inc.	S-1	333‑213569	10.19	9/09/2016

10.25+	Amendment No. 3 to the STT-MRAM Joint Development Agreement, effective as of January 1, 2018 by and between the registrant and GLOBALFOUNDRIES Inc.	10-K	001‑37900	10.27	3/15/2019

10.26+	Manufacturing Agreement, dated as of October 23, 2014 by and between the registrant and GLOBALFOUNDRIES Singapore Pte. Ltd.	S-1	333‑213569	10.20	9/09/2016

10.27	Restricted Stock Purchase Agreement, dated as of October 21, 2014 by and between the registrant and GLOBALFOUNDRIES Inc.	S-1	333‑213569	10.21	9/09/2016

10.28	Common Stock Purchase Agreement, dated as of September 23, 2016 by and between the registrant and GigaDevice (HK) Limited.	S-1/A	333‑213569	10.23	9/26/2016

10.29†	Non-employee Director Compensation.	10-Q	001‑37900	10.2	8/7/2019

10.30†	Compensation arrangements with certain executive officers.	8-K	001‑37900	Item 5.02	1/25/2019

10.31†	Executive Employment Agreement, dated as of April 25, 2016 by and between the registrant and Dr. Jon Slaughter.	10-K	001‑37900	10.25	3/29/2017

10.32†	Executive Employment Agreement, dated as of April 25, 2016 by and between the registrant and Jeff Winzeler.	10-Q	001‑37900	10.2	5/8/2019

10.33†	Executive Employment Agreement, dated as of August 18, 2017 between the registrant and Kevin Conley.	8-K	001‑37900	10.1	8/23/2017

10.34†	Offer Letter, dated as of March 6, 2019 by and between the registrant and Troy Winslow.	10-Q	001‑37900	10.3	5/8/2019

10.35†*	Offer Letter, dated as of July 10, 2019 by and between the registrant and Matthew Tenorio.

10.36†*	Executive Severance and Change in Control Plan

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(c) See Item 15(a)2 above.

Item 16. Form 10-K Summary

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chandler, Arizona, on March 12, 2020.

Everspin Technologies, Inc.

By:	/s/ Kevin Conley
Kevin Conley
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Matthew Tenorio
Matthew Tenorio
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin Conley and Matthew Tenorio, and each of them, as his true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him and in his name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin Conley	President and Chief Executive Officer	March 12, 2020
Kevin Conley	(Principal Executive Officer)

/s/ Matthew Tenorio	Interim Chief Financial Officer	March 12, 2020
Matthew Tenorio	(Principal Financial and Accounting Officer)

/s/ Lawrence G. Finch	Director	March 12, 2020
Lawrence G. Finch

/s/ Ronald C. Foster	Director	March 12, 2020
Ronald C. Foster

/s/ Stephen J. Socolof	Director	March 12, 2020
Stephen J. Socolof

/s/ Peter Hébert	Director	March 12, 2020
Peter Hébert

/s/ Geoffrey R. Tate	Director	March 12, 2020
Geoffrey R. Tate

/s/ Mike Gustafson	Director	March 12, 2020
Mike Gustafson

/s/ Darin Billerbeck	Director, Chairman of the Board	March 12, 2020
Darin Billerbeck

/s/ Geoff Ribar	Director	March 12, 2020
Geoff Ribar