Form 10-Q
period 2020-03-31
EVERSPIN TECHNOLOGIES INC
filed 2020-05-08
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of Registrant’s Common Stock outstanding as of May 1, 2020 was 18,664,804.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$13,950	$14,487
Accounts receivable, net	6,320	5,799
Inventory	7,944	7,863
Prepaid expenses and other current assets	518	539
Total current assets	28,732	28,688
Property and equipment, net	3,077	3,479
Right-of-use assets	2,770	3,132
Other assets	73	73
Total assets	$34,652	$35,372

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,761	$2,873
Accrued liabilities	1,965	2,727
Current portion of long-term debt	1,271	670
Operating lease liabilities	1,613	1,582
Other liabilities	34	42
Total current liabilities	6,644	7,894
Long-term debt, net of current portion	6,621	7,149
Operating lease liabilities, net of current portion	1,426	1,840
Total liabilities	14,691	16,883
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 18,638,555 and 18,081,753 shares issued and outstanding as of March 31, 2020 and December 31, 2019	2	2
Additional paid-in capital	170,353	167,149
Accumulated deficit	(150,394)	(148,662)
Total stockholders’ equity	19,961	18,489
Total liabilities and stockholders’ equity	$34,652	$35,372

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Product sales	$9,635	$9,023
Licensing, royalty, and other revenue	473	1,003
Total revenue	10,108	10,026
Cost of sales	4,757	5,241
Gross profit	5,351	4,785
Operating expenses:[1]
Research and development	3,030	3,998
General and administrative	2,800	3,595
Sales and marketing	1,103	1,364
Total operating expenses	6,933	8,957
Loss from operations	(1,582)	(4,172)
Interest expense	(172)	(211)
Other income, net	22	127
Net loss and comprehensive loss	$(1,732)	$(4,256)
Net loss per common share, basic and diluted	$(0.10)	$(0.25)
Weighted-average shares used to compute net loss per common share, basic and diluted	18,055,693	17,097,999

[1]Operating expenses include stock-based compensation as follows:
Research and development	$162	$147
General and administrative	585	509
Sales and marketing	58	48
Total stock-based compensation	$805	$704

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	18,081,753	$2	$167,149	$(148,662)	$18,489
Issuance of common stock in at-the-market offering, net of issuance costs (Note 7)	468,427	—	2,084	—	2,084
Issuance of common stock under stock incentive plans	88,375	—	315	—	315
Stock-based compensation expense	—	—	805	—	805
Net loss	—	—	—	(1,732)	(1,732)
Balance at March 31, 2020	18,638,555	$2	$170,353	$(150,394)	$19,961

	Three Months Ended March 31, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	17,095,456	$2	$158,912	$(133,993)	$24,921
Issuance of common stock under stock incentive plans	12,607	—	13	—	13
Stock-based compensation expense	—	—	704	—	704
Net loss	—	—		(4,256)	(4,256)
Balance at March 31, 2019	17,108,063	$2	$159,629	$(138,249)	$21,382

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(1,732)	$(4,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	409	393
Loss on disposal of property and equipment	—	20
Stock-based compensation	805	704
Non-cash gain on warrant revaluation	(6)	—
Non-cash interest expense	73	81
Changes in operating assets and liabilities:
Accounts receivable	(521)	1,540
Inventory	(81)	(562)
Prepaid expenses and other current assets	21	93
Accounts payable	(1,067)	(955)
Accrued liabilities	(435)	(187)
Lease liabilities	(21)	(20)
Net cash used in operating activities	(2,555)	(3,149)
Cash flows from investing activities
Purchases of property and equipment	(64)	(225)
Net cash used in investing activities	(64)	(225)
Cash flows from financing activities
Payments on debt	—	(1,500)
Payments on finance lease obligation	(2)	(3)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	—	13
Proceeds from issuance of common stock in at-the-market offering, net of issuance costs	2,084	—
Net cash provided by (used in) financing activities	2,082	(1,490)
Net decrease in cash and cash equivalents	(537)	(4,864)
Cash and cash equivalents at beginning of period	14,487	23,379
Cash and cash equivalents at end of period	$13,950	$18,515
Supplementary cash flow information:
Interest paid	$99	$135
Operating cash flows paid for operating leases	$486	$416
Financing cash flows paid for finance leases	$2	$3
Non-cash investing and financing activities:
Purchase of property and equipment in accounts payable and accrued liabilities	$—	$20
Bonus settled in shares of common stock	$315	$—

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

Ability to continue as a going concern

The Company believes that its existing cash and cash equivalents as of March  31, 2020, coupled with its anticipated growth and sales levels will be sufficient to meet its anticipated cash requirements for at least the next twelve months from the financial statement issuance date. The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. The Company may be required at some point in the future to seek additional equity or debt financing, to sustain operations beyond that point, and such additional financing may not be available on acceptable terms or at all. If the Company is unable to raise additional capital or generate sufficient cash from operations to adequately fund its operations, it will need to curtail planned activities to reduce costs. Doing so will likely harm its ability to execute on its business plan.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, fair value of assets and liabilities, inventory reserves, product warranty reserves, deferred tax assets and related valuation allowances, and stock-based compensation. The Company believes its estimates and assumptions are reasonable; however, actual results may differ from the Company’s estimates.

Accounts receivable, net

The Company establishes an allowance for product returns. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of sales returns. Returns are processed as credits on future purchases, as a result, the allowance is recorded against the balance of trade accounts receivable. In addition, the Company establishes an allowance for estimated price concessions related to its distributor agreements. The Company estimates credits to distributors based on the historical rate of credits provided to distributors relative to sales.

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Trade accounts receivable	$5,780	$5,454
Unbilled accounts receivable	653	576
Allowance for product returns and price concessions	(113)	(231)
Accounts receivable, net	$6,320	$5,799

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

	Revenue		Accounts Receivable, net
	Three Months Ended		As of
	March 31,		March 31,	December 31,
Customers	2020	2019	2020	2019
Customer A	22%	*	35%	41%
Customer B	12%	*	11%	11%
Customer C	11%	12%	*	*
Customer D	11%	15%	*	*
Customer E	*	11%	*	*
Customer F	*	11%	*	*
Customer G	*	*	10%	*

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

As of March 31, 2020, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments consist of Level 1 assets and a Level 3 liability. Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds that are included in cash equivalents. The Company’s Level 3 liability consists of warrants issued in connection with the 2019 Credit Facility (Note 6).

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$14,144	$—	$—	$14,144
Total assets measured at fair value	$14,144	$—	$—	$14,144

Liabilities:
Warrant liability	$—	$—	$27	$27
Total liabilities measured at fair value	$—	$—	$27	$27

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12,367	$—	$—	$12,367
Total assets measured at fair value	$12,367	$—	$—	$12,367

Liabilities:
Warrant liability	$—	$—	$33	$33
Total liabilities measured at fair value	$—	$—	$33	$33

Recently Issued Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. As the Company is a smaller reporting company, ASU 2016-13 is effective for the Company’s annual reporting periods, and interim periods within those years, beginning after December 15, 2022, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements Financial Instruments-Credit Losses (Topic 326). The new ASU provides narrow-scope amendments to help apply ASU No. 2016-13. The Company is evaluating the impact of the adoption of ASU 2016-13 on its financial statements.

3. Revenue

The Company sells the majority of its products to its distributors, but also to original equipment manufacturers (OEMs). The Company also recognizes revenue under licensing and royalty agreements with some customers. The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Three Months Ended March 31,
	2020	2019
Distributor	$6,990	$7,185
Non-distributor	3,118	2,841
Total revenue	$10,108	$10,026

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended March 31,
	2020	2019
Point in time	$10,043	$9,451
Over time	65	575
Total revenue	$10,108	$10,026

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended March 31,
	2020	2019
Product sales	$9,635	$9,023
Royalties	408	428
Other revenue	65	575
Total revenue	$10,108	$10,026

The Company recognizes revenue in three primary geographic regions: North America; Europe, Middle East and Africa (EMEA); and Asia-Pacific and Japan (APJ). The following table presents the Company’s revenues disaggregated by the geographic region to which the product is delivered or licensee is located (in thousands):

	Three Months Ended March 31,
	2020	2019
North America	$1,104	$2,189
EMEA	2,108	2,634
APJ	6,896	5,203
Total revenue	$10,108	$10,026

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials	$490	$119
Work-in-process	5,757	6,329
Finished goods	1,697	1,415
Total inventory	$7,944	$7,863

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued payroll-related expenses	$819	$1,236
Accrued joint development agreement expenses	—	170
Accrued inventory	267	87
Restructuring expenses	409	782
Other	470	452
Total accrued liabilities	$1,965	$2,727

As of March 31, 2020, the Company completed the corporate restructuring activity initiated during the year ended December 31, 2019. Cash paid for employee severance and benefit arrangements in connection with the restructuring activity were $373,000 during the period ended March 31, 2020.

5. Leases

Operating leases consist primarily of office space expiring at various dates through 2022.

The undiscounted future non-cancellable lease payments under the Company’s operating leases were as follows (in thousands):

As of March 31, 2020	Amount
2020 (remaining nine months)	$1,305
2021	1,763
2022	133
Total undiscounted lease payments	3,201

6. Debt

2019 Credit Facility

In August 2019, the Company executed an Amended and Restated Loan and Security Agreement (the 2019 Credit Facility), which amended and restated the 2017 Credit Facility, providing for a formula revolving line of credit (Line of Credit) and a term loan (2019 Term Loan) with Silicon Valley Bank (SVB) to refinance in full the outstanding principal balance of $8.0 million under the 2017 Credit Facility. In August 2019, the Company paid the final payment of $0.8 million, which was due upon the refinancing of the 2017 Credit Facility.

The Line of Credit allows for a maximum draw of $5.0 million, subject to a formula borrowing base, has a two-year term and bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 6.75%. As of March 31, 2020, the interest rate was 6.75%. The Line of Credit provides for a commitment fee of 1.6% of the maximum availability of the Line of Credit, which was paid in August 2019 upon closing, and was accounted for as a debt discount. The Line of Credit also provides for a termination fee equal to 1% of the maximum availability under the Line of Credit, which is due in case of a termination of the Line of Credit prior to the scheduled maturity date, and an unused facility fee equal to 0.125% per annum of the average unused portion of the Line of Credit, which is expensed as incurred. At execution, $2.0 million from the Line of Credit was used to refinance a portion of the outstanding balance of the 2017 Credit Facility, and $3.0 million remains available under the Line of Credit, subject to borrowing base availability. As of March 31, 2020, the effective interest rate under the Line of Credit was 10.57% and the outstanding balance was $2.0 million.

The 2019 Term Loan provides for a $6.0 million term loan, which was used to refinance the remaining balance of the 2017 Credit Facility. The 2019 Term Loan has a term of 42 months, and a 12-month interest only period followed by 30 months of equal principal payments, plus accrued interest. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 4.75%. As of March 31, 2020, the interest rate was 4.75%. A final payment of 7% of the original principal amount of the 2019 Term Loan must be made when the 2019 Term Loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment, which is accounted for as a debt discount, is being accreted using the effective interest method. The 2019 Term Loan has a prepayment fee equal to 2% of the total commitment, which is due only if the 2019 Term Loan is prepaid prior to the scheduled maturity date for any reason. As of March 31, 2020, the effective interest rate under the 2019 Term Loan was 8.66%.

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

Collateral for the 2019 Credit Facility includes all of the Company’s assets except for intellectual property. The Company is required to comply with certain covenants under the 2019 Credit Facility, including requirements to maintain a minimum liquidity ratio, and restrictions on certain actions without the consent of the lender, such as limitations on its ability to engage in mergers or acquisitions, sell assets, incur indebtedness or grant liens or negative pledges on its assets, make loans or make other investments. Under these covenants, the Company is prohibited from paying cash dividends with respect to its capital stock. The Company was in compliance with all covenants at March 31, 2020. The 2019 Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the term loan. As of March 31, 2020, management does not believe that it is probable that the clause will be triggered within the next 12 months, and therefore the term loan is classified as long-term.

The carrying value of the Company’s 2019 Credit Facility at March 31, 2020 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$1,400	$7,020	$8,420
Unamortized debt discounts	(129)	(399)	(528)
Net carrying value	$1,271	$6,621	$7,892

The carrying value of the Company’s 2019 Credit Facility at December 31, 2019 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$800	$7,620	$8,420
Unamortized debt discounts	(130)	(471)	(601)
Net carrying value	$670	$7,149	$7,819

The table below includes the principal repayments due under the 2019 Credit Facility (in thousands):

Principal Repayment as of March 31, 2020
2020 (remaining nine months)	$800
2021	4,400
2022	2,400
2023	820
Total principal repayments	$8,420

7. Stockholders’ Equity

At-the-Market Sales Agreement

In August 2019, the Company entered into an Open Market Sale Agreement, or the 2019 Sales Agreement, with Jefferies, LLC, or Jefferies, for the offer and sale of shares of its common stock having an aggregate offering of up to $25.0 million from time to time through Jefferies, acting as the Company’s sales agent. The issuance and sale of these shares by the Company pursuant to the 2019 Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Under the 2019 Sales Agreement, the Company agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales made pursuant to the Sales Agreement. During the three months ended March 31, 2020, the Company received net proceeds of $2.1 million after deducting commissions and expenses payable by the Company, from the sale of 468,427 shares of common stock pursuant to the 2019 Sales Agreement. As of March 31, 2020, the Company had an aggregate of $17.7 million available for future sales under the 2019 Sales Agreement.

8. Stock-Based Compensation

The following table summarizes the stock option and award activity for the three months ended March 31, 2020:

		Options Outstanding
			Weighted-	Weighted-
	Options and		Average	Average
	Awards		Exercise	Remaining	Aggregate
	Available for	Number of	Price Per	Contractual	Intrinsic
	Grant	Options	Share	Life (years)	Value
					(In thousands)
Balance—December 31, 2019	638,227	1,931,903	$7.17	6.5	$188
Authorized	542,452
RSUs granted	(228,013)
RSUs cancelled/forfeited	24,697
Options granted	(631,055)	631,055	$2.30
Options cancelled/forfeited	120,313	(125,834)	$8.08
Balance—March 31, 2020	466,621	2,437,124	$5.86	7.5	$225
Options exercisable—March 31, 2020		1,133,244	$7.08	5.6	$—

The total grant date fair value of options vested was $799,000 and $710,000 during the three months ended March 31, 2020 and 2019, respectively.

The weighted-average grant date fair value of employee options granted was $1.52 and $4.00 per share during the three months ended March 31, 2020 and 2019, respectively.

2016 Employee Stock Purchase Plan

In January 2020, there was an increase of 180,817 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP). The Company had 576,817 shares available for future issuance under the Company’s ESPP as of March 31, 2020. Employees did not purchase any shares during the three months ended March 31, 2020 and 2019.

Restricted Stock Units

The following table summarizes Restricted Stock Units (RSUs) activity for the three months ended March 31, 2020:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2019	211,962	$6.97
Granted	228,013	3.08
Vested	(88,375)	5.90
Cancelled/forfeited	(24,697)	7.59
Balance—March 31, 2020	326,903	$4.50

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of March 31, 2020, there was $1.1 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.9 years.

Stock-based Compensation Expense

As of March 31, 2020, there was $4.2 million of total unrecognized compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 3.1 years. Compensation cost capitalized within inventory at March 31, 2020 and at December 31, 2019 was not material.

9. Significant Agreements

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

The Company incurred project costs of $0.8 million for the three months ended March 31, 2019, which were recognized in research and development expense. No project costs were incurred during the three months ended March 31, 2020. The Company entered into a Statement of Work (SOW) and an Amendment to the SOW, under the JDA with GF effective August 2016 and June 2018, respectively. The Company is entitled to revenues under the SOW and its Amendment upon delivery and acceptance of product. The Company did not recognize any revenue from GF during the three months ended March 31, 2020 and 2019.

Silterra Malaysia Sdn. Bhd. Joint Collaboration Agreement

In September 2018, the Company entered into a Joint Collaboration Agreement (JCA) with Silterra Malaysia Sdn. Bhd. (Silterra), and another third party. The JCA will create additional manufacturing capacity for the Company’s Toggle MRAM products. Initial production is expected to start in 2020. Under the JCA the Company will pay non-recurring engineering costs of $1.0 million. As of March 31, 2020, the Company has paid $600,000 of JCA costs. There were no JCA costs paid for during the three months ended March 31, 2020.

10. Net Loss Per Common Share

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	2,437,124	1,796,103
Restricted stock units	326,903	168,408
Common stock warrants	27,836	27,836
Total	2,791,863	1,992,347

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes included in Part I, Item 1 of this report and with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We sell our products directly and through our established distribution channel to industry-leading original equipment manufacturers (OEMs) and original design manufacturers (ODMs).

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

Key Metrics

We monitor a variety of key financial metrics to help us evaluate trends, establish budgets, measure the effectiveness of our business strategies and assess operational efficiencies. These financial metrics include revenue, gross margin, operating expenses and operating income determined in accordance with GAAP. Additionally, we monitor and project cash flow to determine our sources and uses for working capital to fund our operations. We also monitor Adjusted EBITDA, a non-GAAP financial measure, and Design Wins. We define Adjusted EBITDA as net income or loss adjusted for interest expense, tax, depreciation and amortization, stock-based compensation expense, and restructuring costs.

ADJUSTED EBITDA. Our management and board of directors use Adjusted EBITDA to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operating and financing plans. Accordingly, we believe that Adjusted EBITDA provides useful information for investors in understanding and evaluating our operating results in the same manner as our management and our board of directors. Adjusted EBITDA was $(0.3) million and $(2.9) million for the three months ended March 31, 2020 and 2019, respectively. The following table presents a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBIDTA for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Adjusted EBITDA reconciliation:
Net loss	$(1,732)	$(4,256)
Depreciation and amortization	409	393
Stock-based compensation expense	805	704
Interest expense	172	211
Adjusted EBITDA	$(346)	$(2,948)

Design wins. To continue to grow our revenue, we must continue to achieve design wins for our MRAM products. We consider a design win to occur when an OEM or contract manufacturer notifies us that it has qualified one of our products as a component in a product or system for production. Because the life cycles for our customers’ products can last for many years, if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win. New design wins in the first quarter of 2020 were 37 compared to 14 in the first quarter of 2019.

 Effect of the COVID-19 Pandemic on our Business

The full long-term impact of the coronavirus 2019 (COVID-19) on our business is uncertain and we are unable to predict the impacts it will have going forward. Recent impacts included the extended China factory shutdowns that resulted from the  COVID-19 outbreak, which created a longer than usual pause in new orders and we believe also slowed Toggle demand growth in the weeks since then. We continue to see an impact as reflected in reduced demand from some customers and distributors. Overall, our business remains operational in the midst of the pandemic, and we continue to work closely with our manufacturing partners and suppliers to support the demand for our products. In an effort to protect the health and safety of our employees, we transitioned most employees and contractors to working from home, suspended all business travel, and implemented social distancing guidelines for our employees and contractors who must work in our manufacturing and laboratory locations. The remote working environment has had some impact on manufacturing yield improvement projects given delays in data gathering, analysis and inefficiencies of teams solving technical problems via remote-only means, which impacts our cost of sales. We will continue to monitor the situation and take further actions, which may include further altering our operations, in order to protect the best interests of our employees, customers and suppliers and comply with government requirements.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2020	2019	2020	2019
	(In thousands)		(As a percentage of revenue)
Product sales	$9,635	$9,023	95%	90%
Licensing, royalty, and other revenue	473	1,003	5	10
Total revenue	10,108	10,026	100	100
Cost of sales	4,757	5,241	47	52
Gross profit	5,351	4,785	53	48
Operating expenses:
Research and development	3,030	3,998	30	40
General and administrative	2,800	3,595	28	36
Sales and marketing	1,103	1,364	11	14
Total operating expenses	6,933	8,957	69	90
Loss from operations	(1,582)	(4,172)	(16)	(42)
Interest expense	(172)	(211)	(2)	(2)
Other income, net	22	127	—	1
Net loss	$(1,732)	$(4,256)	$(18)%	$(43)%

Comparison of the three months ended March 31, 2020 and 2019

Revenue

We generated 69% and 72% of our revenue from products sold through distributors for the three months ended March 31, 2020 and 2019, respectively.

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

	Three Months Ended March 31,
	2020	2019
North America	$1,104	$2,189
EMEA	2,108	2,634
APJ	6,896	5,203
Total revenue	$10,108	$10,026

	Three Months Ended
	March 31,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Product sales	$9,635	$9,023	$612	6.8%
Licensing, royalty, and other revenue	473	1,003	(530)	(52.8)%
Total revenue	$10,108	$10,026	$82	0.8%

Total revenue increased by $0.1 million, or 0.8%, from $10.0 million during the three months ended March 31, 2019, to $10.1 million during the three months ended March 31, 2020. Product sales increased by $0.6 million or 6.8% from $9.0 million to $9.6 million. The increase was driven by new product sales.

Licensing, royalty, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Licensing, royalty, and other revenue decreased by $0.5 million from $1.0 million during the three months ended March 31, 2019, to $0.5 million during the three months ended March 31, 2020. The decrease was primarily due to loss of a customer.

Cost of Sales and Gross Margin

	Three Months Ended
	March 31,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Cost of sales	$4,757	$5,241	$(484)	(9.2)%
Gross margin	52.9%	47.7%

Cost of sales decreased by $0.4  million or 9.2%, from $5.2 million during the three months ended March 31, 2019, to $4.8  million during the three months ended March 31, 2020. The decrease was due to improved manufacturing yields.

Gross margin increased from 47.7% during the three months ended March 31, 2019, to 52.9% during the three months ended March 31, 2020.  The increase in gross margin was due to improvements in manufacturing yields of our mature products as well as a one-time benefit from the sell through of previously expensed fully qualified 1Gb STT-MRAM product.

Operating Expenses

Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant component of each of our operating expense categories.

Research and Development Expenses. Our research and development expenses consist primarily of personnel-related expenses for the design and development of our products and technologies, development wafers required to validate and characterize our technology, and expenses associated with our joint development activities. Research and development expenses also include consulting services, circuit design costs, materials and laboratory supplies, fabrication and new packaging technology, and an allocation of related facilities and equipment costs. We recognize research and development expenses as they are incurred.

	Three Months Ended
	March 31,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Research and development	$3,030	$3,998	$(968)	(24.2)%
Research and development as a % of revenue	30%	40%

Research and development expenses decreased by $1.0 million or 24.2%, from $4.0 million during the three months ended March 31, 2019, to $3.0 million during the three months ended March 31, 2020. The decrease was due to a $0.8 million decrease in expenses incurred in connection with our joint development agreement with GLOBALFOUNDRIES due to less spending on STT-MRAM process and product development, a $0.2 million decrease in employee and contract labor related costs due to a decrease in headcount as a result of our corporate restructuring completed in January 2020,  and a $0.2 million decrease in spending on direct materials and supplies used in research and development activities due to the timing of purchases, partially offset by a $0.2 million increase in software costs.

	Three Months Ended
	March 31,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
General and administrative	$2,800	$3,595	$(795)	(22.1)%
General and administrative as a % of revenue	28%	36%

General and Administrative Expenses. General and administrative expenses decreased by $0.8 million or 22.1%, from $3.6 million during the three months ended March 31, 2019, to $2.8 million during the three months ended March 31, 2020. The decrease was primarily due to a $0.4 million decrease in employee and contract labor related costs due to a decrease in headcount as a result of our corporate restructuring completed in January 2020 and a $0.4 million decrease in professional service related costs.

	Three Months Ended
	March 31,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Sales and marketing	$1,103	$1,364	$(261)	(19.1)%
Sales and marketing as a % of revenue	11%	14%

Sales and Marketing Expenses. Sales and marketing expenses decreased by $0.3 million or 19.1%, from $1.4 million during the three months ended March 31, 2019, to $1.1 million during the three months ended March 31, 2020. The decrease was primarily due to a decrease in employee and contract labor related costs due to a decrease in headcount as a result of our corporate restructuring completed in January 2020.

Interest Expense

	Three Months Ended
	March 31,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Interest expense	$172	$211	$(39)	(18.5)%

Interest expense remained relatively flat at $0.2 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The slight decrease was partially due to a decrease in non-cash interest related to the amortization of debt discounts derived from the issuance of a warrant, the end of term fee and debt issuance costs and a decrease in interest paid on our credit facilities as a result of a lower outstanding principal balance under our 2019 credit facilities.

Other Income, Net

	Three Months Ended
	March 31,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Other income, net	$22	$127	$(105)	(82.7)%

Other income, net decreased by $0.1 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The decrease was primarily due to a decrease in interest income earned on our cash balances during the quarter.

Liquidity and Capital Resources

We have generated significant losses since our inception and had an accumulated deficit of $150.4 million as of March 31, 2020, compared to $148.7 million as of December 31, 2019. We have financed our operations primarily through the sale of our common stock in our initial public offering (IPO) and follow-on public offering, sales of our common stock under our at-the-market sales agreement, sales of our redeemable convertible preferred stock, debt financing and the sale of our products. As of March 31, 2020, we had $14.0 million of cash and cash equivalents, compared to $14.5 million as of December 31, 2019.

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

In August 2019, we entered into an open market sale agreement (2019 Sales Agreement) with Jefferies, LLC (Jefferies), for the offer and sale of shares of our common stock having an aggregate offering of up to $25.0 million from time to time through Jefferies, acting as sales agent. The issuance and sale of these shares by us pursuant to the 2019 Sales Agreement were deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Under the 2019 Sales Agreement, we agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales made pursuant to the 2019 Sales Agreement. During the three months ended March 31, 2020, we received net proceeds of $2.1 million after deducting commissions and expenses payable by us, from the sale of 468,427 shares of common stock pursuant to the 2019 Sales Agreement. As of March 31, 2020, we had an aggregate of $17.7 million available for future sales under the 2019 Sales Agreement. The Company has currently suspended ATM sales.

We believe that our existing cash and cash equivalents as of March 31, 2020, coupled with the amount available under our Line of Credit entered into in August 2019, our anticipated growth and sales levels will be sufficient to meet our anticipated cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our revenue growth rate, our ability to control operating expenses and achieve our cost reduction targets.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Cash used in operating activities	$(2,555)	$(3,149)
Cash used in investing activities	(64)	(225)
Cash provided by (used in) financing activities	2,082	(1,490)

Cash Flows From Operating Activities

During the three months ended March 31, 2020, cash used in operating activities was $2.6 million, which consisted of a net loss of $1.7  million, adjusted by non-cash charges of $1.3 million and a change of $2.1  million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $0.8 million, depreciation and amortization of $0.4 million, and interest expense related to the amortization of debt issuance costs of $0.1 million. The change in our net operating assets and liabilities was primarily due to a decrease of $1.5 million in accounts payable and accrued liabilities due to the timing of payments, an increase in accounts receivable of $0.5 million due to timing of cash receipts for outstanding balances, and an increase of $0.1 million in inventory due to adjusting purchasing practices to meet expected sales volumes.

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

Cash Flows From Investing Activities

Cash used in investing activities during the three months ended March 31, 2020 and 2019, was $0.1 million and $0.2 million, respectively, for the purchase of manufacturing and computer equipment.

Cash Flows From Financing Activities

Cash provided by financing activities during the three months ended March 31, 2020 was $2.1 million, consisting solely of net proceeds from the sale of our common stock in our at-the-market offering under our 2019 Sales Agreement with Jefferies.

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

There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (SEC) on March 12, 2020, that have had a material impact on our condensed financial statements and related notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, with the participation of our management team, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2020, the end of the period covered by this quarterly report on Form 10-Q.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our unaudited condensed financial statements for the quarter ended September 30, 2018, we identified an error in the previously filed financial statements that has caused us to restate and amend the our previously issued condensed financial statements and related financial information as of and for the three and six months ended June 30, 2018. This error was the result of a material weakness in our internal control over financial reporting, which we are remediating as of March 31, 2020 through the plan outlined below.

Management’s plan to remediate the material weakness.

To remediate this material weakness, we took the following actions:

•

We updated our information technology tools, including our ERP system, to enhance our ability to monitor inventory and its movement through our manufacturing process and to provide checks and balances to third-party reports.

•	We put in place management dashboard tools to alert all involved as to the performance of inventory against our business goals.

•	We established multi-discipline processes to actively manage and make decisions regarding our inventory to support our business objectives.

•	We provided additional training to our Operations Teams and updating procedures with our third-party Assembly Houses.

•	We hired additional qualified personnel to assist management with its financial statement close process and provide oversight of our financial reporting.

As of January 1, 2020, we implemented the new ERP system.  We will continue to monitor stability of the platform and further enhance the business controls around inventory management. We continue to assess our accounting policies and internal controls documentation to ensure they are effective in helping us manage the business. Our management has concluded that the financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in internal control over financial reporting.

Except with respect to the remediation described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitation on the effectiveness of internal control.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of our business.

ITEM 1A. Risk Factors

The following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by us or on our behalf. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem immaterial also may impair our business operations. If any of the following risks or such other risks actually occurs, our business could be harmed. In addition, many of the following risks and uncertainties may be exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result.

Risk Factors Related to Our Business and Our Industry

We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities.

Our total revenue was approximately $10.1 million for the three months ended March 31, 2020, and $37.5 million for the year ended December 31, 2019, and, as of March 31, 2020, we had cash and cash equivalents of approximately $14.0 million. Our existing capital may be insufficient to meet our long-term requirements. Based on our current operating plan including the execution of our reorganization plan announced in January 2020, we believe our cash and cash equivalents and availability under our revolving line of credit facility will be sufficient to fund our operating requirements for at least 12 months. Our reorganization plan completed in January 2020, which included a reduction in headcount of approximately 15%, was done to reduce operating expenses, increase operating efficiency and enhance our ability to become profitable.

We have no committed sources of funding other than our revolving line of credit facility and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. If adequate funding is not available when needed, we may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

We may need to raise additional funds through financings or borrowings in order to accomplish our long-term planned objectives If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

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

The COVID-19 Pandemic is having and may continue to have an adverse impact on our business.

The full long-term impact of the coronavirus 2019 (COVID-19) on our business is uncertain and we are unable to predict the impacts it will have going forward. Recent impacts included the extended China factory shutdowns that resulted from the COVID-19 outbreak, which created a longer than usual pause in new orders and we believe also slowed Toggle demand growth in the weeks since then. We continue to see an impact as reflected in reduced demand from some customers and distributors. Further, the remote working environment we have implemented for our employees has had some impact on manufacturing yield improvement projects given delays in data gathering, analysis and inefficiencies of teams solving technical problems via remote-only means, which impacts our cost of sales. Although we will continue to monitor the situation and take further actions, which may include further altering our operations, in order to protect the best interests of our employees, customers and suppliers and comply with government requirements, the ultimate duration or severity of the COVID-19 pandemic is unknown, and we cannot predict how much, or for how long, we will be impacted by this pandemic.

We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.

We have incurred net losses since our inception. We incurred net losses of $14.7 million and $1.7  million for the year ended December 31, 2019, and the three months ended March 31, 2020, respectively. As of March 31, 2020, we had an accumulated deficit of $150.4 million. Our restructuring plan completed in January 2020, which targets achieving cash-flow break even on a quarterly basis by the end of 2020, is dependent on controlling expenses, growing revenue, and achieving specific product cost objectives. One or more of these financial metrics may not be achieved and pose a significant risk to our ability to achieve our cash-flow objective.

While our products offer unique benefits over other industry memory technologies, the rate of adoption of our products and our ability to capture market share from legacy technologies is uncertain. Our revenue may also be adversely impacted by a number of other possible reasons, many of which are outside our control, including business conditions that adversely affect the semiconductor memory industry resulting in a decline in end market demand for our products, the projected recession resulting from the COVID-19 pandemic, increased competition, or our failure to capitalize on growth opportunities. We also rely on achieving specific cost reduction targets that have uncertainty in their timing and magnitude.  We may also incur unforeseen expenses in the ongoing operation of our business that cause us to exceed our operational spending plan.  As a result, our ability to generate sufficient revenue growth to transition to profitability and generate consistent positive cash flows is uncertain.

If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability. If revenue does not grow sufficiently, we may not be able to meet our debt covenants, including the liquidity ratio and sales targets.

The limited history of STT-MRAM adoption makes it difficult to evaluate our current business and future prospects.

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

To compete effectively in our markets, we must continually design, develop and introduce new and improved technology and products with improved features in a cost-effective manner in response to changing technologies and market demand. This requires us to devote substantial financial and other resources to research and development. We are developing new technology and products, which we expect to be one of the drivers of our revenue growth in the future.     We also face the risk that customers may not value or be willing to bear the cost of incorporating our new and enhanced products into their products, particularly if they believe their customers are satisfied with current solutions. Regardless of the improved features or superior performance of our new and enhanced products, customers may be unwilling to adopt our solutions due to design or pricing constraints, or because they do not want to rely on a single or limited supply source. Because of the extensive time and resources that we invest in developing new and enhanced products, if we are unable to sell customers our new products, our revenue could decline and our business, financial condition, results of operations and cash flows would be negatively affected. For example, we generated limited revenue from sales of our STT-MRAM products to date. While we expect revenue from our STT-MRAM products to increase, if we are unable to generate more customer adoption of our 1Gb product and address new growth opportunities with subsequent STT-

MRAM products, we may not be able to materially increase our revenue. If we are unable to successfully develop and market our new and enhanced products that we have incurred significant expenses developing, our results of operations and financial condition will be materially and adversely affected.

Our success and future revenue depend on our ability to secure design wins and on our customers’ ability to successfully sell the products that incorporate our solutions. Securing design wins is a lengthy, expensive and competitive process, and may not result in actual orders and sales, which could cause our revenue to decline.

We sell to customers, including original equipment manufacturers (OEMs) and original design manufacturers (ODMs), that incorporate MRAM into their products. A design win occurs after a customer has tested our product, verified that it meets the customer’s requirements and qualified our solutions for their products. We believe we are dependent on the adoption of our 256Mb and 1Gb MRAM products by our customers to secure design wins. Our customers may need several months to years to test, evaluate and adopt our product and additional time to begin volume production of the product that incorporates our solution. Due to this generally lengthy design cycle, we may experience significant delays from the time we increase our operating expenses and make investments in our products to the time that we generate revenue from sales of these products. Moreover, even if a customer selects our solution, we cannot guarantee that this will result in any sales of our products, as the customer may ultimately change or cancel its product plans, or efforts by our customer to market and sell its product may not be successful. We may not generate any revenue from design wins after incurring the associated costs, which would cause our business and operating results to suffer.

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

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our four largest end customers together accounted for 24% of our total revenue for the three months ended March 31, 2020, and none of these customers accounted for more than 10% of our revenue during that period. Our four largest end customers together accounted for 22% of our total revenue for the year ended December 31, 2019, and one of these customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

We face competition and expect competition to increase in the future. If we fail to compete effectively, our revenue growth and results of operations will be materially and adversely affected.

The global semiconductor market in general, and the semiconductor memory market in particular, are highly competitive. We expect competition to increase and intensify as other semiconductor companies enter our markets, many of which have greater financial and other resources with which to pursue technology development, product design, manufacturing, marketing and sales and distribution of their products. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue and operating results. Currently, our competitors range from large, international companies offering a wide range of traditional memory technologies to companies specializing in other alternative, specialized emerging memory technologies. Our primary memory competitors include Fujitsu, Infineon, Integrated Silicon Solution, Intel, Macronix, Microchip, Micron, Renesas, Samsung, and Toshiba. In addition, as the MRAM market opportunity grows, we expect new entrants may enter this market and existing competitors, including leading semiconductor companies, may make significant investments to compete more effectively against our products. These competitors could develop technologies or architectures that make our products or technologies obsolete.

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

We are seeking to expand our operations outside of the United States which exposes us to significant risks.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income, and tax credits to offset tax. As of December 31, 2019, we had federal net operating loss carryforwards of approximately $131.8 million of which $99.8 million will begin to expire in 2028 if not utilized, and $32.0 million will carryover indefinitely. As of December 31, 2019, we had state net operating loss carryforwards of approximately $50.2 million of which $48.5 million will begin to expire in 2023 if not utilized, and $1.7 million will carryover indefinitely. The federal NOLs generated prior to 2018 will continue to be governed by the NOL tax rules as they existed prior to the adoption of the changes in the tax laws that occurred in 2017, which means that generally they will expire 20 years after they were generated if not used prior thereto. The changes in the tax law that occurred in 2017 repealed the 20-year carryforward and two-year carryback of NOLs originating after December 31, 2017 and also limits the NOL deduction to 80% of taxable income for tax years beginning after December 31, 2017. Any NOLs generated in 2018 will be carried forward and will not expire. There is no current impact to the us as we continue to be in a tax loss position for US tax purposes. We may experience an ownership change in the future, and our ability to utilize our NOLs and tax credits could be further limited by Section 382 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our net operating losses and tax credits could also be impaired under state laws. As a result, we might not be able to utilize a material portion of our state NOLs and tax credits.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

      None.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference		Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1		10/13/2016

3.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1		5/22/2019

3.3	Bylaws.	8-K	001-37900	3.2		5/22/2019

4.1	Form of Common Stock Certificate of the Company.	S-1	333-213569	4.1		9/09/2016

4.2	Amended and Restated Warrant to Purchase Common Stock, dated as of August 5, 2019, between the Company and Silicon Valley Bank.	10-Q	001-37900	4.2		11/07/2019

4.3	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.1	Description of 2020 Executive Officer Bonus Plan	8-K	001-37900	Item 2.05	5	2/20/2020

10.2*	Separation Agreement, dated January 8, 2020, between Jeffrey Winzeler and the Company

10.3	Offer Letter, dated July 10, 2019, by and between the registrant and Matthew Tenorio	10-K	001-37900	10.35		3/13/2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everspin Technologies, Inc.

Date: May 7, 2020	By:	/s/ Kevin Conley
Kevin Conley
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Everspin Technologies, Inc.

Date: May 7, 2020	By:	/s/ Matthew Tenorio
Matthew Tenorio
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)