Form 10-Q
period 2020-06-30
EVERSPIN TECHNOLOGIES INC
filed 2020-08-06
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of Registrant’s Common Stock outstanding as of August 3, 2020 was 18,948,415

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$12,916	$14,487
Accounts receivable, net	7,339	5,799
Inventory	8,368	7,863
Prepaid expenses and other current assets	501	539
Total current assets	29,124	28,688
Property and equipment, net	2,908	3,479
Right-of-use assets	2,985	3,132
Other assets	73	73
Total assets	$35,090	$35,372

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,074	$2,873
Accrued liabilities	1,392	2,727
Current portion of long-term debt	1,073	670
Operating lease liabilities	1,546	1,582
Other liabilities	44	42
Total current liabilities	6,129	7,894
Long-term debt, net of current portion	6,893	7,149
Operating lease liabilities, net of current portion	1,656	1,840
Total liabilities	14,678	16,883
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 18,869,775 and 18,081,753 shares issued and outstanding as of June 30, 2020 and December 31, 2019	2	2
Additional paid-in capital	172,098	167,149
Accumulated deficit	(151,688)	(148,662)
Total stockholders’ equity	20,412	18,489
Total liabilities and stockholders’ equity	$35,090	$35,372

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product sales	$10,927	$8,003	$20,562	$17,026
Licensing, royalty, and other revenue	899	643	1,372	1,646
Total revenue	11,826	8,646	21,934	18,672
Cost of sales	6,635	4,627	11,392	9,868
Gross profit	5,191	4,019	10,542	8,804
Operating expenses:[1]
Research and development	2,774	3,519	5,804	7,517
General and administrative	2,448	2,856	5,248	6,451
Sales and marketing	1,056	1,239	2,159	2,603
Total operating expenses	6,278	7,614	13,211	16,571
Loss from operations	(1,087)	(3,595)	(2,669)	(7,767)
Interest expense	(172)	(186)	(344)	(397)
Other (expense) income, net	(35)	111	(13)	238
Net loss and comprehensive loss	$(1,294)	$(3,670)	$(3,026)	$(7,926)
Net loss per common share, basic and diluted	$(0.07)	$(0.21)	$(0.16)	$(0.46)
Weighted-average shares used to compute net loss per common share, basic and diluted	18,747,124	17,137,338	18,585,339	17,117,777

[1]Operating expenses include stock-based compensation as follows:
Research and development	$194	$161	$356	$308
General and administrative	646	556	1,231	1,065
Sales and marketing	78	81	136	129
Total stock-based compensation	$918	$798	$1,723	$1,502

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Three and Six Months Ended June 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	18,081,753	$2	$167,149	$(148,662)	$18,489
Issuance of common stock in at-the-market offering, net of issuance costs (Note 7)	468,427	—	2,084	—	2,084
Issuance of common stock under stock incentive plans	88,375	—	315	—	315
Stock-based compensation expense	—	—	805	—	805
Net loss	—	—	—	(1,732)	(1,732)
Balance at March 31, 2020	18,638,555	$2	$170,353	$(150,394)	$19,961
Issuance of common stock under stock incentive plans	231,220	—	827	—	827
Stock-based compensation expense	—	—	918	—	918
Net loss	—	—	—	(1,294)	(1,294)
Balance at June 30, 2020	18,869,775	$2	$172,098	$(151,688)	$20,412

	Three and Six Months Ended June 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	17,095,456	$2	$158,912	$(133,993)	$24,921
Issuance of common stock under stock incentive plans	12,607	—	13	—	13
Stock-based compensation expense	—	—	704	—	704
Net loss	—	—	—	(4,256)	(4,256)
Balance at March 31, 2019	17,108,063	$2	$159,629	$(138,249)	$21,382
Issuance of common stock under stock incentive plans	43,227	—	137	—	137
Stock-based compensation expense	—	—	798	—	798
Net loss	—	—	—	(3,670)	(3,670)
Balance at June 30, 2019	17,151,290	$2	$160,564	$(141,919)	$18,647

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(3,026)	$(7,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	813	876
Loss on disposal of property and equipment	—	20
Stock-based compensation	1,723	1,502
Non-cash gain on warrant revaluation	7	—
Non-cash interest expense	147	153
Changes in operating assets and liabilities:
Accounts receivable	(1,540)	1,658
Inventory	(505)	133
Prepaid expenses and other current assets	38	200
Accounts payable	(776)	(456)
Accrued liabilities	(1,008)	(907)
Lease liabilities	(73)	(43)
Net cash used in operating activities	(4,200)	(4,790)
Cash flows from investing activities
Purchases of property and equipment	(277)	(461)
Net cash used in investing activities	(277)	(461)
Cash flows from financing activities
Payments on debt	—	(3,000)
Payments on finance lease obligation	(5)	(5)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	827	150
Proceeds from issuance of common stock in at-the-market offering, net of issuance costs	2,084	—
Net cash provided by (used in) financing activities	2,906	(2,855)
Net decrease in cash and cash equivalents	(1,571)	(8,106)
Cash and cash equivalents at beginning of period	14,487	23,379
Cash and cash equivalents at end of period	$12,916	$15,273
Supplementary cash flow information:
Interest paid	$197	$257
Operating cash flows paid for operating leases	$862	$837
Financing cash flows paid for finance leases	$5	$5
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating leases	$—	$23
Increase of right-of-use asset and lease liability due to lease modification	$545	$—
Purchase of property and equipment in accounts payable and accrued liabilities	$22	$27
Bonus settled in shares of common stock	$315	$—

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

Ability to continue as a going concern

The Company believes that its existing cash and cash equivalents as of June 30, 2020, coupled with its anticipated growth and sales levels will be sufficient to meet its anticipated cash requirements for at least the next twelve months from the financial statement issuance date. The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. The Company may be required at some point in the future to seek additional equity or debt financing, to sustain operations beyond that point, and such additional financing may not be available on acceptable terms or at all. If the Company is unable to raise additional capital or generate sufficient cash from operations to adequately fund its operations, it will need to curtail planned activities to reduce costs. Doing so will likely harm its ability to execute on its business plan.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year.

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

Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Trade accounts receivable	$6,978	$5,454
Unbilled accounts receivable	488	576
Allowance for product returns and price concessions	(127)	(231)
Accounts receivable, net	$7,339	$5,799

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

	Revenue				Accounts Receivable, net
	Three Months Ended		Six Months Ended		As of
	June 30,		June 30,		June 30,	December 31,
Customers	2020	2019	2020	2019	2020	2019
Customer A	34%	23%	29%	16%	53%	41%
Customer B	*	*	*	*	*	11%
Customer C	*	11%	*	13%	*	*
Customer D	*	12%	*	12%	*	*
Customer E	*	13%	*	12%	*	*
Customer F	*	*	*	*	10%	*
*	Less than 10%

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

As of June 30, 2020, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments consist of Level 1 assets and a Level 3 liability. Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds that are included in cash equivalents. The Company’s Level 3 liability consists of warrants issued in connection with the 2019 Credit Facility (Note 6).

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$13,653	$—	$—	$13,653
Total assets measured at fair value	$13,653	$—	$—	$13,653

Liabilities:
Warrant liability	$—	$—	$40	$40
Total liabilities measured at fair value	$—	$—	$40	$40

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12,367	$—	$—	$12,367
Total assets measured at fair value	$12,367	$—	$—	$12,367

Liabilities:
Warrant liability	$—	$—	$33	$33
Total liabilities measured at fair value	$—	$—	$33	$33

Recently Issued Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. As the Company is a smaller reporting company, ASU 2016-13 is effective for the Company’s annual reporting periods, and interim periods within those years, beginning after December 15, 2022, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements Financial Instruments-Credit Losses (Topic 326). The new ASU provides narrow-scope amendments to help apply ASU No. 2016-13. The Company is evaluating the impact of the adoption of ASU 2016-13 and ASU 2019-04 on its financial statements.

3. Revenue

The Company sells the majority of its products to its distributors, but also to original equipment manufacturers (OEMs). The Company also recognizes revenue under licensing and royalty agreements with some customers. The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Distributor	$6,231	$5,564	$13,221	$12,749
Non-distributor	5,595	3,082	8,713	5,923
Total revenue	$11,826	$8,646	$21,934	$18,672

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Point in time	$11,183	$8,180	$21,226	$17,631
Over time	643	466	708	1,041
Total revenue	$11,826	$8,646	$21,934	$18,672

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product sales	$10,927	$8,003	$20,562	$17,026
Royalties	256	177	664	605
Other revenue	643	466	708	1,041
Total revenue	$11,826	$8,646	$21,934	$18,672

The Company recognizes revenue in three primary geographic regions: North America; Europe, Middle East and Africa (EMEA); and Asia-Pacific and Japan (APJ). The following table presents the Company’s revenues disaggregated by the geographic region to which the product is delivered or licensee is located (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
North America	$1,820	$3,528	$2,924	$5,717
EMEA	1,619	2,094	3,727	4,728
APJ	8,387	3,024	15,283	8,227
Total revenue	$11,826	$8,646	$21,934	$18,672

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials	$302	$119
Work-in-process	6,233	6,329
Finished goods	1,833	1,415
Total inventory	$8,368	$7,863

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued payroll-related expenses	$755	$1,236
Accrued joint development agreement expenses	—	170
Accrued inventory	252	87
Restructuring expenses	67	782
Other	318	452
Total accrued liabilities	$1,392	$2,727

As of June 30, 2020, the Company completed the corporate restructuring activity initiated during the year ended December 31, 2019. Cash paid for employee severance and benefit arrangements in connection with the restructuring activity were $0.3 million and $0.7 million during the three months and six months ended June 30, 2020.

5. Leases

Operating leases consist primarily of office space expiring at various dates through 2023. In May 2020, the Company executed an amendment to its lease agreement for its manufacturing facility. The amendment extended the lease term by one year and reduced the monthly rent payment.

The undiscounted future non-cancellable lease payments under the Company’s operating leases were as follows (in thousands):

As of June 30, 2020	Amount
2020 (remaining six months)	$873
2021	1,603
2022	861
2023	68
Total undiscounted lease payments	$3,405

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

The Line of Credit allows for a maximum draw of $5.0 million, subject to a formula borrowing base, has a two-year term and bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 6.75%. As of June 30, 2020, the interest rate was 6.75%. The Line of Credit provides for a commitment fee of 1.6% of the maximum availability of the Line of Credit, which was paid in August 2019 upon closing, and was accounted for as a debt discount. The Line of Credit also provides for a termination fee equal to 1% of the maximum availability under the Line of Credit, which is due in case of a termination of the Line of Credit prior to the scheduled maturity date, and an unused facility fee equal to 0.125% per annum of the average unused portion of the Line of Credit, which is expensed as incurred. At execution, $2.0 million from the Line of Credit was used to refinance a portion of the outstanding balance of the 2017 Credit Facility, and $3.0 million remains available under the Line of Credit, subject to borrowing base availability. As of June 30, 2020, the effective interest rate under the Line of Credit was 10.57% and the outstanding balance was $2.0 million.

The 2019 Term Loan provides for a $6.0 million term loan, which was used to refinance the remaining balance of the 2017 Credit Facility. The 2019 Term Loan has a term of 42 months, and a 12-month interest only period followed by 30 months of equal principal payments, plus accrued interest. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 4.75%. As of June 30, 2020, the interest rate was 4.75%. A final payment of 7% of the original principal amount of the 2019 Term Loan must be made when the 2019 Term Loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment, which is accounted for as a debt discount, is being accreted using the effective interest method. The 2019 Term Loan has a prepayment fee equal to 2% of the total commitment, which is due only if the 2019 Term Loan is prepaid prior to the scheduled maturity date for any reason. As of June 30, 2020, the effective interest rate under the 2019 Term Loan was 8.66%.

In conjunction with entering into the 2019 Credit Facility, on August 5, 2019, the Company and SVB amended and restated the warrant issued to SVB in connection with the First Amendment, which was a warrant to purchase 9,375 shares of the Company’s common stock at $8.91 per share, to add an option by SVB to put the warrant back to the Company for $50,000 upon expiration or a liquidity event, to be prorated if SVB exercises a portion of the warrant. The warrant expires on July 6, 2023. The warrant is classified as a liability and recorded at fair value within other liabilities in the Company’s condensed balance sheet. Due to the put right, the warrant is subject to fair value remeasurement at each subsequent reporting date until the exercise or expiration of the warrant. Any resulting change in the fair value of the warrant will be recorded as other (expense) income, net in the Company’s condensed statement of operations and comprehensive loss. The Company recognized other expense of $12,000 and  $7,000 for the three and six months ended June 30, 2020, respectively.

Collateral for the 2019 Credit Facility includes all of the Company’s assets except for intellectual property. The Company is required to comply with certain covenants under the 2019 Credit Facility, including requirements to maintain a minimum liquidity ratio, and restrictions on certain actions without the consent of the lender, such as limitations on its ability to engage in mergers or acquisitions, sell assets, incur indebtedness or grant liens or negative pledges on its assets, make loans or make other investments. Under these covenants, the Company is prohibited from paying cash dividends with respect to its capital stock. The Company was in compliance with all covenants at June 30, 2020. The 2019 Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the term loan. As of June 30, 2020, management does not believe that it is probable that the clause will be triggered within the next 12 months, and therefore the term loan is classified as long-term.

The carrying value of the Company’s 2019 Credit Facility at June 30, 2020 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$1,200	$7,220	$8,420
Unamortized debt discounts	(127)	(327)	(454)
Net carrying value	$1,073	$6,893	$7,966

The carrying value of the Company’s 2019 Credit Facility at December 31, 2019 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$800	$7,620	$8,420
Unamortized debt discounts	(130)	(471)	(601)
Net carrying value	$670	$7,149	$7,819

The table below includes the principal repayments due under the 2019 Credit Facility (in thousands):

Principal Repayment as of June 30, 2020
2020 (remaining six months)	$—
2021	4,400
2022	2,400
2023	1,620
Total principal repayments	$8,420

In July 2020, the Company executed an amendment to the 2019 Credit Facility with Silicon Valley Bank. The amendment extended the initial 12 months interest-only period for the term loan to a 16 months interest only period. The floor interest rate has been lowered by 100 basis points. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 3.75% p.a. The floor interest rate for the Line of Credit Facility has been lowered by 200 basis points. The Line of Credit now bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 4.75% p.a. In conjunction with entering into the First Amendment to the 2019 Credit Facility, on July 15, 2020, the Company issued a warrant to Silicon Valley Bank to purchase 21,500 shares of the Company’s common stock at $0.01 per share. The warrant expires on July 15, 2025.

7. Stockholders’ Equity

At-the-Market Sales Agreement

In August 2019, the Company entered into an Open Market Sale Agreement, or the 2019 Sales Agreement, with Jefferies, LLC, or Jefferies, for the offer and sale of shares of its common stock having an aggregate offering of up to $25.0 million from time to time through Jefferies, acting as the Company’s sales agent. The issuance and sale of these shares by the Company pursuant to the 2019 Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Under the 2019 Sales Agreement, the Company agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales made pursuant to the Sales Agreement. During the six months ended June 30, 2020, the Company received net proceeds of $2.1 million after deducting commissions and expenses payable by the Company, from the sale of 468,427 shares of common stock pursuant to the 2019 Sales Agreement. The ATM sales were suspended in March 2020. As of June 30, 2020, the Company had an aggregate of $17.7 million available for future sales under the 2019 Sales Agreement.

8. Stock-Based Compensation

The following table summarizes the stock option and award activity for the six months ended June 30, 2020:

		Options Outstanding
			Weighted-	Weighted-
	Options and		Average	Average
	Awards		Exercise	Remaining	Aggregate
	Available for	Number of	Price Per	Contractual	Intrinsic
	Grant	Options	Share	Life (years)	Value
					(In thousands)
Balance—December 31, 2019	638,227	1,931,903	$7.17	6.5	$188
Authorized	542,452
RSUs granted	(405,054)
RSUs cancelled/forfeited	24,697
Options granted	(787,955)	787,955	$2.39
Options exercised	—	(144,774)	$5.36		$170
Options cancelled/forfeited	143,817	(158,455)	$8.30
Balance—June 30, 2020	156,184	2,416,629	$5.65	8.0	$4,347
Options exercisable—June 30, 2020		1,047,031	$7.29	6.4	$463

The total grant date fair value of options vested was $527,000 and $516,000 during the three months ended June 30, 2020 and 2019, respectively, and $1.3 million and $1.2 million during the six months ended June 30, 2020 and 2019, respectively.

The weighted-average grant date fair value of employee options granted was $1.84 and $4.34 per share during the three months ended June 30, 2020 and 2019, respectively, and $1.58 and $4.07 per share during the six months ended June 30, 2020 and 2019, respectively.

2016 Employee Stock Purchase Plan

In January 2020, there was an increase of 180,817 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP). The Company had 554,343 shares available for future issuance under the Company’s ESPP as of June 30, 2020. Employees purchased 22,474 shares for $50,000 during the three and six months ended June 30, 2020. Employees purchased 22,405 shares for $130,000 during the three and six months ended June 30, 2019.

Restricted Stock Units

The following table summarizes Restricted Stock Units (RSUs) activity for the six months ended June 30, 2020:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2019	211,962	$6.97
Granted	405,054	4.39
Vested	(152,347)	6.29
Cancelled/forfeited	(24,697)	7.59
Balance—June 30, 2020	439,972	$4.80

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of June 30, 2020, there was $1.9 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.3 years.

Stock-based Compensation Expense

As of June 30, 2020, there was $4.0 million of total unrecognized compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 3.0 years. Compensation cost capitalized within inventory at June 30, 2020 and at December 31, 2019 was not material.

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

The Company incurred project costs of $0.4 million and $1.2 million for the three and six months ended June 30, 2019, respectively, which were recognized in research and development expense. No project costs were incurred during the three and six months ended June 30, 2020. The Company entered into a Statement of Work (SOW) and an Amendment to the SOW, under the JDA with GF effective August 2016 and June 2018, respectively.

Silterra Malaysia Sdn. Bhd. Joint Collaboration Agreement

In September 2018, the Company entered into a Joint Collaboration Agreement (JCA) with Silterra Malaysia Sdn. Bhd. (Silterra), and another third party. The JCA will create additional manufacturing capacity for the Company’s Toggle MRAM products. Initial production is expected to start in 2020. Under the JCA the Company will pay non-recurring engineering costs of $1.0 million. As of June 30, 2020, the Company has paid $600,000 of JCA costs. There were no JCA costs paid during the three and six months ended June 30, 2020.

10. Net Loss Per Common Share

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options to purchase common stock	2,416,629	1,873,563	2,416,629	1,873,563
Restricted stock units	439,972	197,069	439,972	197,069
Common stock warrants	27,836	27,836	27,836	27,836
Total	2,884,437	2,098,468	2,884,437	2,098,468

11. Subsequent Events

In July 2020, the Company executed an amendment to the 2019 Credit Facility with Silicon Valley Bank. The amendment extended the initial 12 months interest-only period for the term loan to a 16 months interest only period. The floor interest rate has been lowered by 100 basis points. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 3.75% p.a. The floor interest rate for the Line of Credit Facility has been lowered by 200 basis points. The Line of Credit now bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 4.75% p.a.

In conjunction with entering into the First Amendment to the 2019 Credit Facility, on July 15, 2020, the Company issued a warrant to Silicon Valley Bank to purchase 21,500 shares of our common stock at $0.01 per share. The warrant expires on July 15, 2025. The warrant was issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, in that it was issued to one sophisticated investor.

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

ADJUSTED EBITDA. Our management and board of directors use Adjusted EBITDA to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operating and financing plans. Accordingly, we believe that Adjusted EBITDA provides useful information for investors in understanding and evaluating our operating results in the same manner as our management and our board of directors. Adjusted EBITDA was $0.2 million and $(2.2) million for the three months ended June 30, 2020 and 2019, respectively. Adjusted EBIDTA was $(0.1) million and $(5.2) million for the six months ended June 30, 2020 and 2019, respectively. The following table presents a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBIDTA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted EBITDA reconciliation:
Net loss	$(1,294)	$(3,670)	$(3,026)	$(7,926)
Depreciation and amortization	404	483	813	876
Stock-based compensation expense	918	798	1,723	1,502
Interest expense	172	186	344	397
Adjusted EBITDA	$200	$(2,203)	$(146)	$(5,151)

Design wins. To continue to grow our revenue, we must continue to achieve design wins for our MRAM products. We consider a design win to occur when an OEM or contract manufacturer notifies us that it has qualified one of our products as a component in a product or system for production. Because the life cycles for our customers’ products can last for many years, if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win. New design wins in the first and second quarters of 2020 were 37 and 43, respectively, compared to 14 and 13 in the first and second quarter of 2019, respectively.

Effect of the COVID-19 Pandemic on our Business

We currently remain unable to fully predict the long-term impact of the coronavirus 2019 (COVID-19) on our business. Recent impacts have included electronics supply chain and demand disruptions from extended factory shutdowns, particularly in some Asian countries, which created unusual order patterns, and has subsequently slowed Toggle demand, particularly from our industrial customers.

Overall, our business remains operational in the midst of the pandemic. We continue to work closely with our manufacturing partners and suppliers to support demand for our products. In an effort to protect the health and safety of our employees, we: transitioned most of our office and support employees and contractors to working from home; suspended all business travel; and implemented social distancing guidelines for our employees and contractors who must work in our manufacturing and laboratory locations.

The remote working environment has had some impact on cost reduction projects given delays in data gathering and analysis, as well as inefficiencies of teams solving technical problems by remote-only means, which has negatively impacted our cost of sales.

The full impact on our demand from customers remains unknown. We do not have clear visibility into the demand trends, both near-term and long-term. Management is thus planning for a broad range of possible demand outcomes in an effort to ensure the success of our business under a variety of end market conditions.

We will continue to monitor the situation and take additional actions as warranted. These actions may include further altering our operations in order to protect the best interests of our employees, customers and suppliers, and to comply with government requirements, while also planning and executing our business to best support our customers, suppliers, and partners.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	June 30,		June 30,		June 30,		June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	(In thousands)		(As a percentage of revenue)		(In thousands)		(As a percentage of revenue)
Product sales	$10,927	$8,003	92%	93%	$20,562	$17,026	94%	91%
Licensing, royalty, and other revenue	899	643	8	7	1,372	1,646	6	9
Total revenue	11,826	8,646	100	100	21,934	18,672	100	100
Cost of sales	6,635	4,627	56	54	11,392	9,868	52	53
Gross profit	5,191	4,019	44	46	10,542	8,804	48	47
Operating expenses:
Research and development	2,774	3,519	23	41	5,804	7,517	26	40
General and administrative	2,448	2,856	21	33	5,248	6,451	24	35
Sales and marketing	1,056	1,239	9	14	2,159	2,603	10	13
Total operating expenses	6,278	7,614	53	88	13,211	16,571	60	88
Loss from operations	(1,087)	(3,595)	(9)	(42)	(2,669)	(7,767)	(12)	(41)
Interest expense	(172)	(186)	(1)	(2)	(344)	(397)	(2)	(2)
Other (expense) income, net	(35)	111	—	1	(13)	238	—	1
Net loss	$(1,294)	$(3,670)	(10)%	(43)%	$(3,026)	$(7,926)	(14)%	(42)%

Comparison of the three months ended June 30, 2020 and 2019

Revenue

We generated 52.7% and 64.3% of our revenue from products sold through distributors for the three months ended June 30, 2020 and 2019, respectively.

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

	Three Months Ended June 30,
	2020	2019
North America	$1,820	$3,528
EMEA	1,619	2,094
APJ	8,387	3,024
Total revenue	$11,826	$8,646

	Three Months Ended
	June 30,		Change
	2020	2019	Amount	%

	(Dollars in thousands)
Product sales	$10,927	$8,003	$2,924	36.5%
Licensing, royalty, and other revenue	899	643	256	39.8%
Total revenue	$11,826	$8,646	$3,180	36.8%

Total revenue increased by $3.2 million, or 36.8%, from $8.6 million during the three months ended June 30, 2019, to $11.8 million during the three months ended June 30, 2020. Product sales increased by $2.9 million or 36.5% from $8.0 million to $10.9 million. The increase was driven by new product sales.

Licensing, royalty, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction.

Cost of Sales and Gross Margin

	Three Months Ended
	June 30,		Change
	2020	2019	Amount	%

	(Dollars in thousands)
Cost of sales	$6,635	$4,627	$2,008	43.4%
Gross margin	43.9%	46.5%

Cost of sales increased by $2.0 million or 43.4%, from $4.6 million during the three months ended June 30, 2019, to $6.6 million during the three months ended June 30, 2020. The increase was due to higher volume of units produced and sold.

Gross margin decreased from 46.5% during the three months ended June 30, 2019, to 43.9% during the three months ended June 30, 2020. The decrease in gross margin was due primarily to delays in cost reduction projects for our 1GB STT-MRAM product.

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

	Three Months Ended
	June 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Research and development	$2,774	$3,519	$(745)	(21.2)%
Research and development as a % of revenue	23%	41%

Research and development expenses decreased by $0.7 million or 21.2%, from $3.5 million during the three months ended June 30, 2019, to $2.8 million during the three months ended June 30, 2020. The decrease was due to a $0.4 million decrease in expenses incurred in connection with our joint development agreement with GLOBALFOUNDRIES due to less spending on STT-MRAM process and product development and a $0.4 million decrease in employee and contract labor related costs due to a decrease in headcount as a result of our corporate restructuring plan approved in December 2019.

	Three Months Ended
	June 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
General and administrative	$2,448	$2,856	$(408)	(14.3)%
General and administrative as a % of revenue	21%	33%

General and Administrative Expenses. General and administrative expenses decreased by $0.4 million or 14.3%, from $2.9 million during the three months ended June 30, 2019, to $2.5 million during the three months ended June 30, 2020. The decrease was primarily due to a $0.3 million decrease in employee and contract labor related costs due to a decrease in headcount as a result of our corporate restructuring plan approved in December 2019 and a $0.2 million decrease in professional service related costs.

	Three Months Ended
	June 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Sales and marketing	$1,056	$1,239	$(183)	(14.8)%
Sales and marketing as a % of revenue	9%	14%

Sales and Marketing Expenses. Sales and marketing expenses decreased by $0.2 million or 14.8%, from $1.2 million during the three months ended June 30, 2019, to $1.0 million during the three months ended June 30, 2020. The decrease was primarily due to a decrease in employee and contract labor related costs due to a decrease in headcount as a result of our corporate restructuring plan approved in December 2019.

Interest Expense

	Three Months Ended
	June 30,		Change
	2020	2019	Amount	%

	(Dollars in thousands)
Interest expense	$172	$186	$(14)	(7.5)%

Interest expense remained relatively flat at $0.2 million during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The slight decrease was partially due to a decrease in non-cash interest related to the amortization of debt discounts derived from the issuance of a warrant, the end of term fee and debt issuance costs and a decrease in interest paid on our credit facilities as a result of a lower outstanding principal balance under our 2019 credit facilities.

Other (Expense) Income, Net

	Three Months Ended
	June 30,		Change
	2020	2019	Amount	%

	(Dollars in thousands)
Other (expense) income, net	$(35)	$111	$(146)	(131.5)%

Other (expense) income, net changed by $0.1 million from income of $0.1 million during the three months ended June 30, 2019, to expense of $35,000 during the three months ended June 30, 2020. The change was primarily due to a decrease in interest income earned on our cash balances during the quarter from the lower interest rate environment.

Comparison of the six months ended June 30, 2020 and 2019

Revenue

We generated 60% and 68% of our revenue from products sold through distributors for the six months ended June 30, 2020 and 2019, respectively.

Our revenue by region for the periods indicated was as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
North America	$2,924	$5,717
EMEA	3,727	4,728
APJ	15,283	8,227
Total revenue	$21,934	$18,672

	Six Months Ended
	June 30,		Change
	2020	2019	Amount	%

	(Dollars in thousands)
Product sales	$20,562	$17,026	$3,536	20.8%
Licensing, royalty, and other revenue	1,372	1,646	(274)	(16.6)%
Total revenue	$21,934	$18,672	$3,262	17.5%

Total revenue increased by $3.2 million, or 17.5%, from $18.7 million during the six months ended June 30, 2019, to $21.9 million during the three months ended June 30, 2020. Product sales increased by $3.5 million or 20.8% from $17.0 million to $20.5 million. The increase was driven by new product sales.

Licensing, royalty, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction.

Cost of Sales and Gross Margin

	Six Months Ended
	June 30,		Change
	2020	2019	Amount	%

	(Dollars in thousands)
Cost of sales	$11,392	$9,868	$1,524	15.4%
Gross margin	48.1%	47.2%

Cost of sales increased by $1.5 million or 15.4%, from $9.9 million during the six months ended June 30, 2019, to $11.4 million during the six months ended June 30, 2020. The increase was due to higher volume of units produced and sold.

Gross margin increased from 47.2% during the six months ended June 30, 2019, to 48.1% during the six months ended June 30, 2020. The increase in gross margin was due to improvements in manufacturing yields of our mature products.

Operating Expenses

Research and Development Expenses

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Research and development	$5,804	$7,517	$(1,713)	(22.8)%
Research and development as a % of revenue	26%	40%

Research and development expenses decreased by $1.7 million or 22.8%, from $7.5 million during the six months ended June 30, 2019, to $5.8 million during the six months ended June 30, 2020. The decrease was due to a $1.2 million decrease in expenses incurred in connection with our joint development agreement with GLOBALFOUNDRIES due to less spending on STT-MRAM process and product development, and a $0.4 million decrease in employee and contract labor related costs due to a decrease in headcount as a result of our corporate restructuring plan approved in December 2019.

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
General and administrative	$5,248	$6,451	$(1,203)	(18.6)%
General and administrative as a % of revenue	24%	35%

General and Administrative Expenses. General and administrative expenses decreased by $1.2 million or 18.6%, from $6.5 million during the six months ended June 30, 2019, to $5.3 million during the six months ended June 30, 2020. The decrease was primarily due to a $0.8 million decrease in employee and contract labor related costs due to a decrease in headcount as a result of our corporate restructuring plan approved in December 2019 and a $0.4 million decrease in professional service related costs.

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Sales and marketing	$2,159	$2,603	$(444)	(17.1)%
Sales and marketing as a % of revenue	10%	14%

Sales and Marketing Expenses. Sales and marketing expenses decreased by $0.4 million or 17.1%, from $2.6 million during the six months ended June 30, 2019, to $2.2 million during the six months ended June 30, 2020. The decrease was primarily due to a decrease in employee and contract labor related costs due to a decrease in headcount as a result of our corporate restructuring plan approved in December 2019.

Interest Expense

	Six Months Ended
	June 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Interest expense	$344	$397	$(53)	(13.4)%

Interest expense remained relatively flat during the six months ended June 30, 2019 compared to the six months ended June 30, 2020. The slight decrease was partially due to a decrease in non-cash interest related to the amortization of debt discounts derived from the issuance of a warrant, the end of term fee and debt issuance costs and a decrease in interest paid on our credit facilities as a result of a lower outstanding principal balance under our 2019 credit facilities.

Other (Expense) Income, Net

	Six Months Ended
	June 30,		Change
	2020	2019	Amount	%

	(Dollars in thousands)
Other (expense) income, net	$(13)	$238	$(251)	(105.5)%

Other (expense) income, net changed by $0.2 million from income of $0.2 million during the six months ended June 30, 2019, to an expense of $12,000 during the six months ended June 30, 2020. The change was primarily due to a decrease in interest income earned on our cash balances during the quarter.

Liquidity and Capital Resources

We have generated significant losses since our inception and had an accumulated deficit of $151.7 million as of June 30, 2020, compared to $148.7 million as of December 31, 2019. We have financed our operations primarily through the sale of our common stock in our initial public offering (IPO) and follow-on public offering, sales of our common stock under our at-the-market sales agreement, sales of our redeemable convertible preferred stock, debt financing and the sale of our products. As of June 30, 2020, we had $12.9 million of cash and cash equivalents, compared to $14.5 million as of December 31, 2019.

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

In July 2020, we executed an amendment to the 2019 Credit Facility with Silicon Valley Bank. The amendment extended the initial 12 months interest-only period for the term loan to a 16 months interest only period. The floor interest rate has been lowered by 100 basis points. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 3.75% p.a. The floor interest rate for the Line of Credit Facility has been lowered by 200 basis points. The Line of Credit now bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 4.75% p.a. In conjunction with entering into the First Amendment to the 2019 Credit Facility, on July 15, 2020, we issued a warrant to Silicon Valley Bank to purchase 21,500 shares of our common stock at $0.01 per share. The warrant expires on July 15, 2025.

In August 2019, we entered into an open market sale agreement (2019 Sales Agreement) with Jefferies, LLC (Jefferies), for the offer and sale of shares of our common stock having an aggregate offering of up to $25.0 million from time to time through Jefferies, acting as sales agent. The issuance and sale of these shares by us pursuant to the 2019 Sales Agreement were deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Under the 2019 Sales Agreement, we agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales made pursuant to the 2019 Sales Agreement. During the six months ended June 30, 2020, we received net proceeds of $2.1 million after deducting commissions and expenses payable by us, from the sale of 468,427 shares of common stock pursuant to the 2019 Sales Agreement. The ATM sales were suspended in March 2020. As of June 30, 2020, we had an aggregate of $17.7 million available for future sales under the 2019 Sales Agreement. The Company has currently suspended sales under the 2019 Sales Agreement.

We believe that our existing cash and cash equivalents as of June 30, 2020, coupled with the amount available under our Line of Credit entered into in August 2019, our anticipated growth and sales levels will be sufficient to meet our anticipated cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our revenue growth rate, our ability to control operating expenses and achieve our cost reduction targets.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2020	2019

	(In thousands)
Cash used in operating activities	$(4,200)	$(4,790)
Cash used in investing activities	(277)	(461)
Cash provided by (used in) financing activities	2,906	(2,855)

Cash Flows From Operating Activities

During the six months ended June 30, 2020, cash used in operating activities was $4.2 million, which consisted of a net loss of $3.0 million, adjusted by non-cash charges of $2.7 million and a change of $3.9 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $1.7 million, depreciation and amortization of $0.8 million, and interest expense related to the amortization of debt issuance costs of $0.1 million. The use of cash due to the change in our net operating assets and liabilities was primarily due to a decrease of $1.8 million in accounts payable and accrued liabilities due to the timing of payments, an increase in accounts receivable of $1.5 million due to timing of cash receipts for outstanding balances, and an increase of $0.5 million in inventory due to adjusting purchasing practices to meet expected sales volumes.

During the six months ended June 30, 2019, cash used in operating activities was $4.8 million, which consisted of a net loss of $7.9 million, adjusted by non-cash charges of $2.6 million and a change of $0.6 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $1.5 million, depreciation and amortization of $0.9 million, and interest expense related to the amortization of debt issuance costs of $0.2 million. The cash provided by the change in our net operating assets and liabilities was primarily due to a decrease in accounts receivable of $1.7 million due to timing of cash receipts for outstanding balances, a decrease of $0.1 million in inventory, and a decrease of $0.2 million in prepaid expenses and other current assets due to the timing of payments. These effects were partially offset by a decrease of $1.4 million in accrued liabilities and accounts payable due to a decrease in accrued payroll costs, accrued manufacturing costs, and the timing of payments.

Cash Flows From Investing Activities

Cash used in investing activities during the six months ended June 30, 2020 and 2019, was $0.3 million and $0.5 million, respectively, for the purchase of manufacturing and computer equipment.

Cash Flows From Financing Activities

Cash provided by financing activities during the six months ended June 30, 2020 was $2.9 million, consisting of $2.1 million net proceeds from the sale of our common stock in our at-the-market offering under our 2019 Sales Agreement with Jefferies and $0.8 million in proceeds from stock options exercises and purchase of shares in our employee stock purchase plan.

Cash used in financing activities during the six months ended June 30, 2019, was $2.9 million primarily consisting of $3.0 million in payments of long-term debt offset in part by $0.2 million in proceeds from stock options exercises and purchase of shares in our employee stock purchase plan

Off-Balance Sheet Arrangements

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

Our management, with the participation of our management team, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2020, the end of the period covered by this quarterly report on Form 10-Q.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our unaudited condensed financial statements for the quarter ended September 30, 2018, we identified an error in the previously filed financial statements that has caused us to restate and amend the our previously issued condensed financial statements and related financial information as of and for the three and six months ended June 30, 2018. This error was the result of a material weakness in our internal control over financial reporting, which we are remediating as of June 30, 2020 through the plan outlined below.

Management’s plan to remediate the material weakness.

To remediate this material weakness, we took the following actions:

●	We updated our information technology tools, including our ERP system, to enhance our ability to monitor inventory and its movement through our manufacturing process and to provide checks and balances to third-party reports.

●	We put in place management dashboard tools to alert all involved as to the performance of inventory against our business goals.

●	We established multi-discipline processes to actively manage and make decisions regarding our inventory to support our business objectives.

●	We provided additional training to our Operations Teams and updating procedures with our third-party Assembly Houses.

●	We hired additional qualified personnel to assist management with its financial statement close process and provide oversight of our financial reporting.

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

Except with respect to the remediation described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our total revenue was approximately $21.9 million for the six months ended June 30, 2020, and $37.5 million for the year ended December 31, 2019, and, as of June 30, 2020, we had cash and cash equivalents of approximately $12.9 million. Our existing capital may be insufficient to meet our long-term requirements. Based on our current operating plan including the execution of our reorganization plan announced in January 2020, we believe our cash and cash equivalents and availability under our revolving line of credit facility will be sufficient to fund our operating requirements for at least 12 months. Our reorganization plan completed in January 2020, which included a reduction in headcount of approximately 15%, was done to reduce operating expenses, increase operating efficiency and enhance our ability to become profitable.

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

In addition, the effects of the COVID-19 pandemic may exacerbate some or many of the risks discussed in this “Risk Factors” section.

We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.

We have incurred net losses since our inception. We incurred net losses of $14.7 million and $3.0 million for the year ended December 31, 2019 and the six months ended June 30, 2020, respectively. As of June 30, 2020, we had an accumulated deficit of $151.7 million. Our restructuring plan completed in January 2020, which targets achieving cash-flow break even on a quarterly basis by the end of 2020, is dependent on controlling expenses, growing revenue, and achieving specific product cost objectives. One or more of these financial metrics may not be achieved and pose a significant risk to our ability to achieve our cash-flow objective.

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

Relying on third-party distribution, manufacturing, assembly, packaging and testing presents a number of risks, including but not limited to:

●    our interests could diverge from those of our foundries, or we may not be able to agree with them on ongoing development, manufacturing and operational activities, or on the amount, timing, or nature of further investments in our joint development;

●    capacity and materials shortages during periods of high demand;

●    reduced control over delivery schedules, inventories and quality;

●    the unavailability of, or potential delays in obtaining access to, key process technologies;

●    the inability to achieve required production or test capacity and acceptable yields on a timely basis;

●    misappropriation of our intellectual property;

●    the third party’s ability to perform its obligations due to bankruptcy or other financial constraints;

●    exclusive representatives for certain customer engagements;

●    limited warranties on wafers or products supplied to us; and

●    potential increases in prices.

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

We have entered into strategic relationships to manufacture products and develop new manufacturing process technologies and products. These relationships include our joint development agreement with GLOBALFOUNDRIES to develop advanced MTJ technology and STT-MRAM. These relationships are subject to various risks that could adversely affect the value of our investments and our results of operations. These risks include the following:

●    our interests could diverge from those of our foundries, or we may not be able to agree with them on ongoing development, manufacturing and operational activities, or on the amount, timing, or nature of further investments in our joint development;

●    we may experience difficulties in transferring technology to a foundry;

●    we may experience difficulties and delays in getting to and/or ramping production at foundries;

●    our control over the operations of foundries is limited;

●    due to financial constraints, our joint development collaborators may be unable to meet their commitments to us and may pose credit risks for our transactions with them;

●    due to differing business models or long-term business goals, our collaborators may decide not to join us in funding capital investment, which may result in higher levels of cash expenditures by us;

●    our cash flows may be inadequate to fund increased capital requirements;

●    we may experience difficulties or delays in collecting amounts due to us from our collaborators;

●    the terms of our arrangements may turn out to be unfavorable;

●    we are migrating toward a fabless model as 300mm production becomes required and this increases risks related to less control over our critical production processes; and

●    changes in tax, legal, or regulatory requirements may necessitate changes in our agreements.

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

To compete effectively in our markets, we must continually design, develop and introduce new and improved technology and products with improved features in a cost-effective manner in response to changing technologies and market demand. This requires us to devote substantial financial and other resources to research and development. We are developing new technology and products, which we expect to be one of the drivers of our revenue growth in the future. We also face the risk that customers may not value or be willing to bear the cost of incorporating our new and enhanced products into their products, particularly if they believe their customers are satisfied with current solutions. Regardless of the improved features or superior performance of our new and enhanced products, customers may be unwilling to adopt our solutions due to design or pricing constraints, or because they do not want to rely on a single or limited supply source. Because of the extensive time and resources that we invest in developing new and enhanced products, if we are unable to sell customers our new products, our revenue could decline and our business, financial condition, results of operations and cash flows would be negatively affected. While we expect revenue from our STT-MRAM products to increase, if we are unable to generate more customer adoption of our 1Gb product and address new growth opportunities with subsequent STT-MRAM products, we may not be able to materially increase our revenue. If we are unable to successfully develop and market our new and enhanced products that we have incurred significant expenses developing, our results of operations and financial condition will be materially and adversely affected.

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

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our four largest end customers together accounted for 56.4% of our total revenue for the six months ended June 30, 2020, and none of these customers accounted for more than 10% of our revenue during that period. Our four largest end customers together accounted for 22% of our total revenue for the year ended December 31, 2019, and two of these customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

Our ability to compete successfully depends on factors both within and outside of our control, including:

●    the functionality and performance of our products and those of our competitors;

●    our relationships with our customers and other industry participants;

●    prices of our products and prices of our competitors’ products;

●    our ability to develop innovative products;

●    our competitors’ greater resources to make acquisitions;

●    our ability to obtain adequate capital to finance operations;

●    our ability to retain high-level talent, including our management team and engineers; and

●    the actions of our competitors, including merger and acquisition activity, launches of new products and other actions that could change the competitive landscape.

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

●    delays in development, manufacture and roll-out of new products;

●    additional development costs;

●    loss of, or delays in, market acceptance;

●    diversion of technical and other resources from our other development efforts;

●    claims for damages by our customers or others against us; and

●    loss of credibility with our current and prospective customers.

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

Claims that our products, processes or technology infringe third-party intellectual property rights, regardless of their merit or resolution, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel. We may also be obligated to indemnify our customers or business partners in connection with any such litigation, which could result in increased costs. Infringement claims also could harm our relationships with our customers or distributors and might deter future customers from doing business with us. If any such proceedings result in an adverse outcome, we could be required to:

●    cease the manufacture, use or sale of the infringing products, processes or technology;

●    pay substantial damages for infringement;

●    expend significant resources to develop non-infringing products, processes or technology, which may not be successful;

●    license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

●    cross-license our technology to a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; or

●    pay substantial damages to our customers to discontinue their use of or to replace infringing technology sold to them with non-infringing technology, if available.

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

The success of our business depends, in large part, on our ability to operate successfully from geographically disparate locations and to further expand our international operations and sales. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those we face in the United States. We cannot be sure that further international expansion will be successful. In addition, we face risks in doing business internationally that could expose us to reduced demand for our products, lower prices for our products or other adverse effects on our operating results. Among the risks we believe are most likely to affect us are:

●    difficulties, inefficiencies and costs associated with staffing and managing foreign operations;

●    longer and more difficult customer qualification and credit checks;

●    greater difficulty collecting accounts receivable and longer payment cycles;

●    the need for various local approvals to operate in some countries;

●    difficulties in entering some foreign markets without larger-scale local operations;

●    compliance with local laws and regulations;

●    unexpected changes in regulatory requirements, including the elimination of tax holidays;

●    reduced protection for intellectual property rights in some countries;

●    adverse tax consequences as a result of repatriating cash generated from foreign operations to the United States;

●    adverse tax consequences, including potential additional tax exposure if we are deemed to have established a permanent establishment outside of the United States;

●    the effectiveness of our policies and procedures designed to ensure compliance with the Foreign Corrupt Practices Act of 1977 and similar regulations;

●    fluctuations in currency exchange rates, which could increase the prices of our products to customers outside of the United States, increase the expenses of our international operations by reducing the purchasing power of the U.S. dollar and expose us to foreign currency exchange rate risk if, in the future, we denominate our international sales in currencies other than the U.S. dollar;

●    new and different sources of competition; and

●    political and economic instability, and terrorism.

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

Borrowings under our existing credit facility are secured by substantially all of our assets, except for intellectual property. Our term loan facility prohibits our ability to, among other things:

●    dispose of or sell assets;

●    consolidate or merge with other entities;

●    incur additional indebtedness;

●    create liens on our assets;

●    pay dividends;

●    make investments;

●    enter into transactions with affiliates; and

●    redeem subordinated indebtedness.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income, and tax credits to offset future tax. As of December 31, 2019, we had federal net operating loss carryforwards of approximately $131.8 million of which $99.8 million will begin to expire in 2028 if not utilized, and $32.0 million will carryover indefinitely. Subject to the recent California franchise tax law change affecting California state NOLs mentioned below, as of December 31, 2019, we had state net operating loss carryforwards of approximately $50.2 million of which $48.5 million will begin to expire in 2023 if not utilized, and $1.7 million will carryover indefinitely. The federal NOLs generated in taxable years beginning prior to 2018 will continue to be governed by the NOL tax rules as they existed prior to the adoption of the changes in the tax laws that occurred in 2017, as amended by federal tax legislation enacted in March 2020, which means that generally they will expire 20 years after they were generated if not used prior thereto. The changes in the federal tax law that occurred in 2017, as amended by federal tax legislation enacted in March 2020, repealed the 20-year carryforward and two-year carryback of NOLs originating after December 31, 2017 (but for tax years beginning in 2018 through 2020 permits a five-year carryback of NOLs) and also limits the NOL deduction to 80% of taxable income for tax years beginning after December 31, 2020. Any NOLs generated in taxable years beginning in 2018 and thereafter will be carried forward and will not expire. There is no current impact to us from the 2017 and 2020 federal tax law changes as we continue to be in a tax loss position for US tax purposes. We may experience an ownership change in the future, and our ability to utilize our NOLs and tax credits could be further limited by Section 382 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our net operating losses and tax credits could also be impaired under state laws, including a recent California franchise tax law change limiting the usability of California state NOLs to offset taxable income in tax years beginning after 2019 and before 2023. As a result, we might not be able to utilize a material portion of our state NOLs and tax credits.

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

Our results of operations have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this report:

●    the receipt, reduction, delay or cancellation of orders by large customers;

●    the gain or loss of significant customers or distributors;

●    the timing and success of our launch of new or enhanced products and those of our competitors;

●    market acceptance of our products and our customers’ products;

●    the level of growth or decline in the industrial, automotive, transportation, enterprise storage and other markets;

●    the timing and extent of research and development and sales and marketing expenditures;

●    the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

●    changes in our product mix;

●    our ability to reduce the manufacturing costs of our products;

●    competitive pressures resulting in lower than expected average selling prices;

●    fluctuations in sales by and inventory levels of OEMs and ODMs that incorporate our memory products in their products;

●    cyclical and seasonal fluctuations in our markets;

●    fluctuations in the manufacturing yields of our third-party manufacturers;

●    quality issues that arise from manufacturing issues at our third-party manufacturers;

●    events that impact the availability of production capacity at our third-party subcontractors and other interruptions in the supply chain including due to geopolitical events, natural disasters, materials shortages, bankruptcy or other causes;

●    supply constraints for and changes in the cost of the other components incorporated into our customers’ products;

●    the timing of expenses related to the acquisition of technologies or businesses;

●    product rates of return or price concessions in excess of those expected or forecasted;

●    costs associated with the repair and replacement of defective products;

●    unexpected inventory write-downs or write-offs;

●    costs associated with litigation over intellectual property rights and other litigation;

●    changes in accounting standards, such as revenue recognition, which we were required to adopt beginning in 2018;

●    changes in tax laws, such as the Tax Cuts and Jobs Act of 2017 recently enacted;

●    the length and unpredictability of the purchasing and budgeting cycles of our customers;

●    loss of key personnel or the inability to attract qualified engineers; and

●    geopolitical events, such as war, threat of war or terrorist actions, or the occurrence of natural disasters.

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

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

●    the introduction of new products or product enhancements by us or others in our industry;

●    disputes or other developments with respect to our or others’ intellectual property rights;

●    product liability claims or other litigation;

●    quarterly variations in our results of operations or those of others in our industry;

●    sales of large blocks of our common stock, including sales by our executive officers and directors;

●    changes in earnings estimates or recommendations by securities analysts; and

●    general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:

●    our board of directors has the right to expand the size of our board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●    our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the board of directors, the chairman of the board, the chief executive officer or the president;

●    our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●    the affirmative vote of holders of at least 66-2/3% of the voting power of all of the then outstanding shares of voting stock, voting as a single class, will be required (a) to amend certain provisions of our certificate of incorporation, including provisions relating to the size of the board, special meetings, actions by written consent and cumulative voting and (b) to amend or repeal our bylaws, although our bylaws may be amended by a simple majority vote of our board of directors;

●    stockholders must provide advance notice and additional disclosures to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and

●    our board of directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•   any derivative action or proceeding brought on our behalf;

•   any action asserting a breach of fiduciary duty;

•   any action asserting a claim against us arising under the Delaware General Corporation Law; and

•   any action asserting a claim against us that is governed by the internal-affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2020, we executed an amendment to the 2019 Credit Facility with Silicon Valley Bank. The amendment extended the initial 12 months interest-only period for the term loan to a 16 months interest only period. The floor interest rate has been lowered by 100 basis points. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 3.75% p.a. The floor interest rate for the Line of Credit Facility has been lowered by 200 basis points. The Line of Credit now bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 4.75% p.a.

In conjunction with entering into the First Amendment to the 2019 Credit Facility, on July 15, 2020, we issued a warrant to Silicon Valley Bank to purchase 21,500 shares of our common stock at $0.01 per share. The warrant expires on July 15, 2025. The warrant was issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, in that it was issued to one sophisticated investor.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	10/13/2016

3.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/22/2019

3.3	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/27/2020

3.4	Bylaws	8-K	001-37900	3.2	5/22/2019

4.1	Form of Common Stock Certificate of the Company	S-1	333-213569	4.1	9/09/2016

4.2	Amended and Restated Warrant to Purchase Common Stock, dated as of August 5, 2019, between the Company and Silicon Valley Bank	10-Q	001-37900	4.2	11/07/2019

4.3*	Warrant to Purchase Common Stock, dated as of July 15, 2020, between the Company and Silicon Valley Bank

4.4	Reference is made to Exhibits 3.1, 3.2 and 3.3

10.1*	Offer Letter, dated June 5, 2020, between the Company and Daniel Berenbaum

10.2*	Amendment No. 9 to Lease, effective as of March 31, 2020 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.)

10.3*	Amended and Restated Loan and Security Agreement, dated as of July 15, 2020, between the Company and Silicon Valley Bank

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everspin Technologies, Inc.

Date: August 6, 2020	By:	/s/ Kevin Conley
Kevin Conley
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Everspin Technologies, Inc.

Date: August 6, 2020	By:	/s/ Daniel Berenbaum
Daniel Berenbaum
Chief Financial Officer
(Principal Financial and Accounting Officer)