Form 10-Q
period 2020-09-30
EVERSPIN TECHNOLOGIES INC
filed 2020-11-05
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-37900

Everspin Technologies, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	26-2640654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5670 W. Chandler Boulevard, Suite 100

Chandler, Arizona 85226

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (480) 347-1111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	MRAM	The Nasdaq Stock Market LLC

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

☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of Registrant’s Common Stock outstanding as of October 30, 2020 was 19,005,599.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$13,927	$14,487
Accounts receivable, net	8,167	5,799
Inventory	6,173	7,863
Prepaid expenses and other current assets	99	539
Total current assets	28,366	28,688
Property and equipment, net	2,126	3,479
Right-of-use assets	2,652	3,132
Other assets	73	73
Total assets	$33,217	$35,372

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,806	$2,873
Accrued liabilities	1,708	2,727
Current portion of long-term debt	3,614	670
Operating lease liabilities	1,531	1,582
Other liabilities	38	42
Total current liabilities	9,697	7,894
Long-term debt, net of current portion	4,283	7,149
Operating lease liabilities, net of current portion	1,279	1,840
Total liabilities	15,259	16,883
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 18,970,791 and 18,081,753 shares issued and outstanding as of September 30, 2020 and December 31, 2019	2	2
Additional paid-in capital	173,539	167,149
Accumulated deficit	(155,583)	(148,662)
Total stockholders’ equity	17,958	18,489
Total liabilities and stockholders’ equity	$33,217	$35,372

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product sales	$9,577	$8,370	$30,139	$25,396
Licensing, royalty, and other revenue	543	808	1,915	2,454
Total revenue	10,120	9,178	32,054	27,850
Cost of sales	7,791	4,824	19,183	14,692
Gross profit	2,329	4,354	12,871	13,158
Operating expenses:[1]
Research and development	2,579	3,395	8,383	10,912
General and administrative	2,549	3,050	7,797	9,501
Sales and marketing	912	1,491	3,071	4,094
Total operating expenses	6,040	7,936	19,251	24,507
Loss from operations	(3,711)	(3,582)	(6,380)	(11,349)
Interest expense	(157)	(170)	(501)	(567)
Other (expense) income, net	(27)	89	(40)	327
Net loss and comprehensive loss	$(3,895)	$(3,663)	$(6,921)	$(11,589)
Net loss per common share, basic and diluted	$(0.21)	$(0.21)	$(0.37)	$(0.67)
Weighted-average shares used to compute net loss per common share, basic and diluted	18,942,163	17,312,226	18,705,149	17,183,306

[1]Operating expenses include stock-based compensation as follows:
Research and development	$182	$176	$538	$484
General and administrative	657	627	1,888	1,692
Sales and marketing	71	92	207	221
Total stock-based compensation	$910	$895	$2,633	$2,397

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Three and Nine Months Ended September 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	18,081,753	$2	$167,149	$(148,662)	$18,489
Issuance of common stock in at-the-market offering, net of issuance costs (Note 7)	468,427	—	2,084	—	2,084
Adjustment to opening balance for adoption of new accounting standard					—
Issuance of common stock under stock incentive plans	88,375	—	315	—	315
Compensation expense related to vesting of common stock issued to GLOBALFOUNDRIES					—
Stock-based compensation expense	—	—	805	—	805
Net loss	—	—	—	(1,732)	(1,732)
Balance at March 31, 2020	18,638,555	$2	$170,353	$(150,394)	$19,961
Issuance of common stock under stock incentive plans	231,220	—	827	—	827
Stock-based compensation expense	—	—	918	—	918
Net loss	—	—	—	(1,294)	(1,294)
Balance at June 30, 2020	18,869,775	$2	$172,098	$(151,688)	$20,412
Issuance of common stock under stock incentive plans	101,016	—	379	—	379
Stock-based compensation expense	—	—	910	—	910
Issuance of warrant	—	—	152	—	152
Net loss	—	—	—	(3,895)	(3,895)
Balance at September 30, 2020	18,970,791	$2	$173,539	$(155,583)	$17,958

	Three and Nine Months Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	17,095,456	$2	$158,912	$(133,993)	$24,921
Issuance of common stock under stock incentive plans	12,607	—	13	—	13
Stock-based compensation expense	—	—	704	—	704
Net loss	—	—	—	(4,256)	(4,256)
Balance at March 31, 2019	17,108,063	$2	$159,629	$(138,249)	$21,382
Issuance of common stock under stock incentive plans	43,227	—	137	—	137
Stock-based compensation expense	—	—	798	—	798
Net loss	—	—	—	(3,670)	(3,670)
Balance at June 30, 2019	17,151,290	$2	$160,564	$(141,919)	$18,647
Issuance of common stock under stock incentive plans	7,341	—	28	—	28
Stock-based compensation expense	—	—	895	—	895
Modification of warrant in connection with 2019 Credit Facility	—	—	(19)	—	(19)
Issuance of common stock in at the market offering	377,115	—	2,172	—	2,172
Net loss	—	—	—	(3,663)	(3,663)
Balance at September 30, 2019	17,535,746	$2	$163,640	$(145,582)	$18,060

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(6,921)	$(11,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,611	1,297
Loss on disposal of property and equipment	—	20
Stock-based compensation	2,633	2,397
Non-cash loss on warrant revaluation	2	—
Non-cash interest expense	231	219
Inventory reserves	1,692	—
Changes in operating assets and liabilities:
Accounts receivable	(2,368)	1,954
Inventory	(2)	779
Prepaid expenses and other current assets	440	466
Accounts payable	(31)	518
Accrued liabilities	(692)	(1,444)
Lease liabilities	(132)	(72)
Net cash used in operating activities	(3,537)	(5,455)
Cash flows from investing activities
Purchases of property and equipment	(307)	(566)
Net cash used in investing activities	(307)	(566)
Cash flows from financing activities
Payments on debt	—	(4,840)
Payments of debt issuance costs	—	(80)
Payments on finance lease obligation	(6)	(8)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	1,206	178
Proceeds from issuance of common stock in at-the-market offering, net of issuance costs	2,084	2,172
Net cash provided by (used in) financing activities	3,284	(2,578)
Net decrease in cash and cash equivalents	(560)	(8,599)
Cash and cash equivalents at beginning of period	14,487	23,379
Cash and cash equivalents at end of period	$13,927	$14,780
Supplementary cash flow information:
Interest paid	$271	$373
Operating cash flows paid for operating leases	$1,298	$1,264
Financing cash flows paid for finance leases	$6	$8
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating leases	$—	$23
Increase of right-of-use asset and lease liability due to lease modification	$545	$—
Purchase of property and equipment in accounts payable and accrued liabilities	$8	$33
Bonus settled in shares of common stock	$315	$—
Modification of warrant	$—	$36
Issuance of warrant	$152	$—

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Notes to Unaudited Condensed Financial Statements

1. Organization and Nature of Business

Everspin Technologies, Inc. (the Company) was incorporated in Delaware on May 16, 2008. The Company’s magnetoresistive random-access memory (MRAM) solutions offer the persistence of non-volatile memory with the speed and endurance of random-access memory (RAM) and enable the protection of mission critical data particularly in the event of power interruption or failure. The Company’s MRAM solutions allow its customers in the industrial, automotive, transportation, and data center markets to design high performance, power efficient and reliable systems without the need for bulky batteries or capacitors.

Ability to continue as a going concern

The Company believes that its existing cash and cash equivalents as of September 30, 2020, coupled with its anticipated growth and sales levels will be sufficient to meet its anticipated cash requirements for at least the next twelve months from the financial statement issuance date. The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. The Company may be required at some point in the future to seek additional equity or debt financing, to sustain operations beyond that point, and such additional financing may not be available on acceptable terms or at all. If the Company is unable to raise additional capital or generate sufficient cash from operations to adequately fund its operations, it will need to curtail planned activities to reduce costs. Doing so will likely harm its ability to execute on its business plan.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year.

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

Accounts receivable, net

The Company establishes an allowance for product returns. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of sales returns. Returns are processed as credits on future purchases, and as a result, the allowance is recorded against the balance of trade accounts receivable. In addition, the Company establishes an allowance for estimated price concessions related to its distributor agreements. The Company estimates credits to distributors based on the historical rate of credits provided to distributors relative to sales.

Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Trade accounts receivable	$8,142	$5,454
Unbilled accounts receivable	168	576
Allowance for product returns and price concessions	(143)	(231)
Accounts receivable, net	$8,167	$5,799

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

	Revenue				Accounts Receivable, net
	Three Months Ended		Nine Months Ended		As of
	September 30,		September 30,		September 30,	December 31,
Customers	2020	2019	2020	2019	2020	2019
Customer A	38%	25%	32%	19%	47%	41%
Customer B	*	*	*	*	*	11%
Customer C	*	*	*	12%	*	*
Customer D	*	*	*	11%	*	*
Customer E	*	12%	*	12%	*	*
Customer F	*	10%	*	*	*	*
*	Less than 10%

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

As of September 30, 2020, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments consist of Level 1 assets and a Level 3 liability. Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds that are included in cash equivalents. The Company’s Level 3 liability consists of warrants issued in connection with the Company’s current credit facility (Note 6).

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$14,011	$—	$—	$14,011
Total assets measured at fair value	$14,011	$—	$—	$14,011

Liabilities:
Warrant liability	$—	$—	$35	$35
Total liabilities measured at fair value	$—	$—	$35	$35

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12,367	$—	$—	$12,367
Total assets measured at fair value	$12,367	$—	$—	$12,367

Liabilities:
Warrant liability	$—	$—	$33	$33
Total liabilities measured at fair value	$—	$—	$33	$33

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

3. Revenue

The Company sells the majority of its products to its distributors, but also to original equipment manufacturers (OEMs). The Company also recognizes revenue under licensing and royalty agreements with some customers. The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Distributor	$5,385	$5,720	$18,952	$18,469
Non-distributor	4,735	3,458	13,102	9,381
Total revenue	$10,120	$9,178	$32,054	$27,850

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Point in time	$9,756	$8,525	$30,982	$26,156
Over time	364	653	1,072	1,694
Total revenue	$10,120	$9,178	$32,054	$27,850

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product sales	$9,577	$8,370	$30,139	$25,396
Royalties	179	155	843	760
Other revenue	364	653	1,072	1,694
Total revenue	$10,120	$9,178	$32,054	$27,850

The Company recognizes revenue in three primary geographic regions: North America; Europe, Middle East and Africa (EMEA); and Asia-Pacific and Japan (APJ). The following table presents the Company’s revenues disaggregated by the geographic region to which the product is delivered or licensee is located (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
North America	$2,109	$1,527	$5,033	$7,244
EMEA	859	2,048	4,586	6,776
APJ	7,152	5,603	22,435	13,830
Total revenue	$10,120	$9,178	$32,054	$27,850

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$366	$119
Work-in-process	5,042	6,329
Finished goods	765	1,415
Total inventory	$6,173	$7,863

During the three months ended September 30, 2020, the Company recorded a $1.7 million reserve for excess and obsolete inventory as a result of management’s quarterly assessment of declining forecasted demand and the loss of certain designs in the period.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued payroll-related expenses	$1,088	$1,236
Accrued joint development agreement expenses	—	170
Accrued inventory	311	87
Restructuring expenses	—	782
Other	309	452
Total accrued liabilities	$1,708	$2,727

As of September 30, 2020, the Company completed the corporate restructuring activity initiated during the year ended December 31, 2019. Cash paid for employee severance and benefit arrangements in connection with the restructuring activity were $0.06 million and $0.8 million during the three months and nine months ended September 30, 2020, respectively.

5. Leases

Operating leases consist primarily of office space expiring at various dates through 2023. In May 2020, the Company executed an amendment to its lease agreement for its manufacturing facility. The amendment extended the lease term by one year and reduced the monthly rent payment.

The undiscounted future non-cancellable lease payments under the Company’s operating leases were as follows (in thousands):

As of September 30, 2020	Amount
2020 (remaining three months)	$437
2021	1,603
2022	861
2023	68
Total undiscounted lease payments	$2,969

6. Debt

2019 Credit Facility

In August 2019, the Company executed an Amended and Restated Loan and Security Agreement (2019 Credit Facility), which amended and restated the Company’s prior loan and security agreement (2017 Credit Facility), providing for a formula revolving line of credit (Line of Credit) and a term loan (2019 Term Loan) with Silicon Valley Bank (SVB) to refinance in full the outstanding principal balance of $8.0 million under the 2017 Credit Facility. In August 2019, the Company paid the final payment of $0.8 million, which was due upon the refinancing of the 2017 Credit Facility.

In July 2020, the Company executed the first amendment to the 2019 Credit Facility with SVB. The amendment, among other things, extended the initial 12 months interest-only period for the 2019 Term Loan to a 16 months interest-only period and lowered the floor interest rate. The floor interest rates for 2019 Term Loan and the Line of Credit were reduced from 4.75% and 6.75% to 3.75% and 4.75%, respectively.

The amended Line of Credit allows for a maximum draw of $5.0 million, subject to a formula borrowing base, has a two-year term and bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 4.75%. As of September 30, 2020, the interest rate was 4.75%. The Line of Credit required a commitment fee of 1.6% of the maximum availability of the Line of Credit, which was paid in August 2019 upon closing, and was accounted for as a debt discount. The Line of Credit also provides for a termination fee equal to 1% of the maximum availability under the Line of Credit, which is due in case of a termination of the Line of Credit prior to the scheduled maturity date, and an unused facility fee equal to 0.125% per annum of the average unused portion of the Line of Credit, which is expensed as incurred. At execution, $2.0 million from the Line of Credit was used to refinance a portion of the outstanding balance of the 2017 Credit Facility, and $3.0 million remains available under the Line of Credit, subject to borrowing base availability. As of September 30, 2020, the effective interest rate under the Line of Credit was 10.18% and the outstanding balance was $2.0 million. The Line of Credit matures on August 5, 2021.

The amended 2019 Term Loan provides for a $6.0 million term loan, which was used to refinance the remaining balance of the 2017 Credit Facility. The 2019 Term Loan has a term of 46 months, and a 16-month interest only period followed by 30 months of equal principal payments, plus accrued interest. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 3.75%. As of September 30, 2020, the interest rate was 3.75%. A final payment of 7% of the original principal amount of the 2019 Term Loan must be made when the 2019 Term Loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment, which is accounted for as a debt discount, is being accreted using the effective interest method. The 2019 Term Loan has a prepayment fee equal to 2% of the total commitment, which is due only if the 2019 Term Loan is prepaid prior to the scheduled maturity date for any reason. As of September 30, 2020, the effective interest rate under the 2019 Term Loan was 7.61% and the outstanding balance was $6.0 million. The 2019 Term Loan matures on June 1, 2023.

In conjunction with entering into the 2019 Credit Facility, on August 5, 2019, the Company and SVB amended and restated the warrant issued to SVB in connection with the first amendment to the 2017 Credit Facility, which was a warrant to purchase 9,375 shares of the Company’s common stock at an exercise price of $8.91 per share, to add an option by SVB to put the warrant back to the Company for $50,000 upon expiration or a liquidity event, to be prorated if SVB exercises a portion of the warrant. The warrant expires on July 6, 2023. The warrant is classified as a liability and recorded at fair value within other liabilities in the Company’s condensed balance sheet. Due to the put right, the warrant is subject to fair value remeasurement at each subsequent reporting date until the exercise or expiration of the warrant. Any resulting change in the fair value of the warrant will be recorded as other (expense) income, net in the Company’s condensed statement of operations and comprehensive loss. The Company recognized other income of $5,000 and other expense of $2,000 for the three and nine months ended September 30, 2020, respectively.

In conjunction with entering into the first amendment to the 2019 Credit Facility, on July 15, 2020, the Company issued a warrant to SVB to purchase 21,500 shares of the Company’s common stock at an exercise price of $0.01 per share. The warrant expires on July 15, 2025. The warrant is classified as equity and was recorded as a debt discount that will be amortized to interest expense using the effective interest method. The fair value of the warrant was $152,000 on the date of issuance using the Black-Scholes option-pricing model.

Collateral for the 2019 Credit Facility includes all of the Company’s assets except for intellectual property. The Company is required to comply with certain covenants under the 2019 Credit Facility, including requirements to maintain a minimum cash balance and availability under the Line of Credit, and restrictions on certain actions without the consent of the lender, such as limitations on its ability to engage in mergers or acquisitions, sell assets, incur indebtedness or grant liens or negative pledges on its assets, make loans or make other investments. Under these covenants, the Company is prohibited from paying cash dividends with respect to its capital stock. The Company was in compliance with all covenants at September 30, 2020. The 2019 Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the term loan. As of September 30, 2020, management does not believe that it is probable that the clause will be triggered within the next 12 months, and therefore the term loan is classified as long-term debt.

The carrying value of the Company’s 2019 Credit Facility at September 30, 2020 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$3,800	$4,620	$8,420
Unamortized debt discounts	(186)	(337)	(523)
Net carrying value	$3,614	$4,283	$7,897

The carrying value of the Company’s 2019 Credit Facility at December 31, 2019 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$800	$7,620	$8,420
Unamortized debt discounts	(130)	(471)	(601)
Net carrying value	$670	$7,149	$7,819

The table below includes the principal repayments due under the 2019 Credit Facility (in thousands):

Principal Repayment as of September 30, 2020
2020 (remaining three months)	$—
2021	4,400
2022	2,400
2023	1,620
Total principal repayments	$8,420

7. Stockholders’ Equity

At-the-Market Sales Agreement

In August 2019, the Company entered into an Open Market Sale Agreement, or the 2019 Sales Agreement, with Jefferies, LLC, or Jefferies, for the offer and sale of shares of its common stock having an aggregate offering of up to $25.0 million from time to time through Jefferies, acting as the Company’s sales agent. The issuance and sale of these shares by the Company pursuant to the 2019 Sales Agreement are deemed an “at-the-market” offering under the Securities Act of 1933, as amended. Under the 2019 Sales Agreement, the Company agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales made pursuant to the Sales Agreement. During the nine months ended September 30, 2020, the Company received net proceeds of $2.1 million after deducting commissions and expenses payable by the Company, from the sale of 468,427 shares of common stock pursuant to the 2019 Sales Agreement. The ATM sales were suspended in March 2020. As of September 30, 2020, the Company had an aggregate of $17.7 million available for future sales under the 2019 Sales Agreement.

8. Stock-Based Compensation

The following table summarizes the stock option and award activity for the nine months ended September 30, 2020:

		Options Outstanding
			Weighted-	Weighted-
	Options and		Average	Average
	Awards		Exercise	Remaining	Aggregate
	Available for	Number of	Price Per	Contractual	Intrinsic
	Grant	Options	Share	Life (years)	Value
					(In thousands)
Balance—December 31, 2019	638,227	1,931,903	$7.17	6.5	$188
Authorized	542,452
Restricted stock units granted	(456,679)
Restricted stock units cancelled/forfeited	33,478
Options granted	(844,455)	844,455	$2.59
Options exercised		(221,298)	$5.22		$351
Options cancelled/forfeited	235,355	(254,608)	$7.79
Balance—September 30, 2020	148,378	2,300,452	$5.61	8.1	$2,609
Options exercisable—September 30, 2020		990,885	$7.39	6.9	$94

The total grant date fair value of options vested was $ 438,000 and $557,000 during the three months ended September 30, 2020 and 2019, respectively, and $1.8 million during both the nine months ended September 30, 2020 and 2019.

The weighted-average grant date fair value of employee options granted was $3.62 and $4.49 per share during the three months ended September 30, 2020 and 2019, respectively, and $1.71 and $4.11 per share during the nine months ended September 30, 2020 and 2019, respectively.

2016 Employee Stock Purchase Plan

In January 2020, there was an increase of 180,817 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP) pursuant to the terms of the ESPP. The Company had 554,343 shares available for future issuance under the Company’s ESPP as of September 30, 2020. Employees purchased 22,474 shares for $50,000 during the nine months ended September 30, 2020. Employees purchased 22,405 shares for $130,000 during the nine months ended September 30, 2019.

Restricted Stock Units

The following table summarizes Restricted Stock Units (RSUs) activity for the nine months ended September 30, 2020:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2019	211,962	$6.97
Granted	456,679	4.50
Vested	(176,839)	6.18
Cancelled/forfeited	(33,478)	6.50
Balance—September 30, 2020	458,324	$4.85

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of September 30, 2020, there was $1.7 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.3 years.

Stock-based Compensation Expense

As of September 30, 2020, there was $3.6 million of total unrecognized stock-based compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 2.9 years. Compensation cost capitalized within inventory at September 30, 2020 and at December 31, 2019 was not material.

9. Significant Agreements

GLOBALFOUNDRIES, Inc. Joint Development Agreement

Since October 17, 2014, the Company has participated in a joint development agreement (JDA) with GLOBALFOUNDRIES Inc. (GF), a semiconductor foundry, for the joint development of Spin-transfer Torque MRAM (STT-MRAM), technology to produce a family of discrete and embedded MRAM technologies. The term of the agreement is until the completion, termination, or expiration of the last statement of work entered into pursuant to the joint development agreement. The agreement was extended on December 31, 2019 to include a new phase of support for 12nm MRAM development.

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

The Company incurred project costs of $0.4 million and $1.6 million for the three and nine months ended September 30, 2019, respectively, which were recognized in research and development expense. No project costs were incurred during the three and nine months ended September 30, 2020. The Company entered into a Statement of Work (SOW) and an Amendment to the SOW, under the JDA with GF effective August 2016 and June 2018, respectively.

Silterra Malaysia Sdn. Bhd. Joint Collaboration Agreement

In September 2018, the Company entered into a Joint Collaboration Agreement (JCA) with Silterra Malaysia Sdn. Bhd., and another third party. The JCA will create additional manufacturing capacity for the Company’s Toggle MRAM products. We had previously anticipated initial production starting in 2020. However, as a result of recent delays, we now anticipate initial production to start some time in 2021. Under the JCA, the Company is required to pay non-recurring engineering costs of $1.0 million. As of September 30, 2020, the Company has paid $600,000 of these JCA costs. There were no JCA costs paid during the three and nine months ended September 30, 2020. We do not expect to incur additional JCA costs for the remainder of 2020.

10. Net Loss Per Common Share

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options to purchase common stock	2,300,452	1,907,712	2,300,452	1,907,712
Restricted stock units	458,324	219,220	458,324	219,220
Common stock warrants	49,336	27,836	49,336	27,836
Total	2,808,112	2,154,768	2,808,112	2,154,768

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

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, strategies, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission (SEC). Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

Everspin is a pioneer in the successful commercialization of Magnetoresistive Random Access Memory (MRAM) technology. Our portfolio of MRAM technologies, including Toggle MRAM and Spin-transfer Torque MRAM (STT-MRAM), is delivering superior performance, persistence and reliability in non-volatile memories that transform how mission-critical data is protected against power loss. With over 10 years of MRAM technology and manufacturing leadership, our memory solutions deliver significant value to our customers in key markets such as industrial, medical, automotive/transportation, aerospace and data center. We are the leading supplier of discrete MRAM components and a successful licensor of our broad portfolio of related technology intellectual property.

We sell our products directly and through our established distribution channels to industry-leading original equipment manufacturers (OEMs) and original design manufacturers (ODMs).

We manufacture our MRAM products using both captive and third-party manufacturing capabilities. We purchase industry-standard complementary metal-oxide semiconductor (CMOS) wafers from semiconductor foundries and perform back end of line (BEOL) processing that includes our magnetic-bit technology at our 200mm fabrication facility in Chandler, Arizona. We also manufacture full-flow 300mm CMOS wafers with our STT-MRAM magnetic-bit technology integrated in BEOL as part of our strategic relationship with GLOBALFOUNDRIES.

Key Metrics

We monitor a variety of key financial metrics to help us evaluate trends, establish budgets, measure the effectiveness of our business strategies and assess operational efficiencies. These financial metrics include revenue, gross margin, operating expenses and operating income determined in accordance with GAAP. Additionally, we monitor and project cash flow to determine our sources and uses for working capital to fund our operations. We also monitor Adjusted EBITDA, a non-GAAP financial measure, and design wins. We define Adjusted EBITDA as net income or loss adjusted for interest expense, taxes, depreciation and amortization, stock-based compensation expense, and restructuring costs, if any.

ADJUSTED EBITDA. Our management and board of directors use Adjusted EBITDA to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operating and financing plans. Accordingly, we believe that Adjusted EBITDA provides useful information for investors in understanding and evaluating our operating results in the same manner as our management and our board of directors. Adjusted EBITDA was $(2.0) million and $(2.2) million for the three months ended September 30, 2020 and 2019, respectively. Adjusted EBIDTA was $(2.2) million and $(7.3) million for the nine months ended September 30, 2020 and 2019, respectively. Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, not as superior to, or as a substitute for, net income (loss) reported in accordance with GAAP. The following table presents a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBIDTA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Adjusted EBITDA reconciliation:
Net loss	$(3,895)	$(3,663)	$(6,921)	$(11,589)
Depreciation and amortization	799	421	1,612	1,297
Stock-based compensation expense	910	895	2,633	2,397
Interest expense	157	170	501	567
Adjusted EBITDA	$(2,029)	$(2,177)	$(2,175)	$(7,328)

Design wins. To continue to grow our revenue, we must continue to achieve design wins for our MRAM products. We consider a design win to occur when an OEM or contract manufacturer notifies us that it has qualified one of our products as a component in a product or system for production. Because the life cycles for our customers’ products can last for many years, if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win. New design wins in the first three quarters of 2020 were 37, 43, and 52, respectively, compared to 14, 13, and 22 in the first three quarters of 2019, respectively.

Effect of the COVID-19 Pandemic on our Business

The recent novel coronavirus (COVID-19) outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” total lock-down orders, business limitations or shutdowns and similar orders. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, and initially created significant volatility and disruption of financial markets.

Overall, our business remains operational in the midst of the pandemic. However, as a result of the COVID-19 outbreak and the related responses from government authorities, our business, results of operations and financial condition have been, and continue to be, adversely impacted. For example, we have experienced electronics supply chain and demand disruptions from extended factory shutdowns, particularly in some Asian countries, which created unusual order patterns, and subsequently slowed Toggle demand, particularly from our industrial customers. We continue to see an impact as reflected in reduced demand from some customers and distributors. While we are working closely with our manufacturing partners and suppliers to support demand for our products, the full impact on our demand from customers remains unknown. Management is thus planning for a broad range of possible demand outcomes in an effort to ensure the success of our business under a variety of end market conditions.

Further, in an effort to protect the health and safety of our employees, we transitioned most of our office and support employees and contractors to working from home; suspended all non-essential business travel; and implemented social distancing guidelines for our employees and contractors who must work in our manufacturing and laboratory locations. Consequently, the remote working environment we have implemented for our employees has adversely impacted manufacturing yield improvement projects given delays in data gathering, analysis and inefficiencies of teams solving technical problems via remote-only means, which impacts our cost of sales.

We will continue to monitor the situation and take additional actions as warranted. These actions may include further altering our operations in order to protect the best interests of our employees, customers and suppliers, and to comply with government requirements, while also planning and executing our business to best support our customers, suppliers, and partners.

The ultimate extent of the impact of the COVID-19 pandemic on our business, results of operations and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume. Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. See “Risk Factors” in Part II, Item 1A of this report for additional risks we face due to the COVID-19 pandemic.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	September 30,		September 30,		September 30,		September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	(In thousands)		(As a percentage of revenue)		(In thousands)		(As a percentage of revenue)
Product sales	$9,577	$8,370	95%	91%	$30,139	$25,396	94%	91%
Licensing, royalty, and other revenue	543	808	5	9	1,915	2,454	6	9
Total revenue	10,120	9,178	100	100	32,054	27,850	100	100
Cost of sales	7,791	4,824	77	53	19,183	14,692	60	53
Gross profit	2,329	4,354	23	47	12,871	13,158	40	47
Operating expenses:
Research and development	2,579	3,395	26	37	8,383	10,912	26	39
General and administrative	2,549	3,050	25	33	7,797	9,501	24	34
Sales and marketing	912	1,491	9	16	3,071	4,094	10	15
Total operating expenses	6,040	7,936	60	86	19,251	24,507	60	88
Loss from operations	(3,711)	(3,582)	(37)	(39)	(6,380)	(11,349)	(20)	(41)
Interest expense	(157)	(170)	(2)	(2)	(501)	(567)	(2)	(2)
Other (expense) income, net	(27)	89	—	1	(40)	327	—	1
Net loss	$(3,895)	$(3,663)	(39)%	(40)%	$(6,921)	$(11,589)	(22)%	(42)%

Comparison of the three months ended September 30, 2020 and 2019

Revenue

We generated 53% and 62% of our revenue from products sold through distributors for the three months ended September 30, 2020 and 2019, respectively.

In addition to selling our products to our distributors, we maintain a direct selling relationship, for strategic purposes, with several key customer accounts. We have organized our sales team and representatives into three primary regions: North America; Europe, Middle East and Africa (EMEA); and Asia-Pacific and Japan (APJ). We recognize revenue by geography based on the region in which our products are sold, and not to where the end products in which they are assembled are shipped. Our revenue by region for the periods indicated was as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
North America	$2,109	$1,527
EMEA	859	2,048
APJ	7,152	5,603
Total revenue	$10,120	$9,178

	Three Months Ended
	September 30,		Change
	2020	2019	Amount	%

	(Dollars in thousands)
Product sales	$9,577	$8,370	$1,207	14.4%
Licensing, royalty, and other revenue	543	808	(265)	(32.8)%
Total revenue	$10,120	$9,178	$942	10.3%

Total revenue increased by $0.9 million, or 10.3%, from $9.2 million during the three months ended September 30, 2019, to $10.1 million during the three months ended September 30, 2020. Product sales increased by $1.2 million, or 14.4%, from $8.4 million to $9.6 million. The increase was driven by sales of STT MRAM.

Licensing, royalty, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction.

Cost of Sales and Gross Margin

	Three Months Ended
	September 30,		Change
	2020	2019	Amount	%

	(Dollars in thousands)
Cost of sales	$7,791	$4,824	$2,967	61.5%
Gross margin	23.0%	47.4%

Cost of sales increased by $3.0 million, or 61.5%, from $4.8 million during the three months ended September 30, 2019 to $7.8 million during the three months ended September 30, 2020. The increase was due to a higher volume of units produced and sold, as well as a $1.7 million reserve charge for excess and obsolete inventory. Management performs a quarterly assessment of inventory on hand and expected future demand. As part of our third quarter 2020 evaluation, we identified increasing economic uncertainty and declining forecasted demand for certain products, as well as the loss of certain customer designs during the period.

Gross margin decreased from 47.4% during the three months ended September 30, 2019 to 23.0% during the three months ended September 30, 2020. The decrease in gross margin was due primarily to a reserve charge for excess and obsolete inventory.

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

	Three Months Ended
	September 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Research and development	$2,579	$3,395	$(816)	(24.0)%
Research and development as a % of revenue	26%	37%

Research and development expenses decreased by $0.8 million, or 24%, from $3.4 million during the three months ended September 30, 2019 to $2.6 million during the three months ended September 30, 2020. The decrease was due to a $0.4 million decrease in expenses incurred in connection with our joint development agreement with GLOBALFOUNDRIES and a $0.3 million decrease in employee and contract labor related costs due to a decrease in headcount as a result of our corporate restructuring plan completed in January 2020.

	Three Months Ended
	September 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
General and administrative	$2,549	$3,050	$(501)	(16.4)%
General and administrative as a % of revenue	25%	33%

General and Administrative Expenses. General and administrative expenses decreased by $0.5 million or 16.4%, from $3.0 million during the three months ended September 30, 2019, to $2.5 million during the three months ended September 30, 2020. The decrease was primarily due to a $0.4 million decrease in employee and contract labor related costs due to a decrease in headcount as a result of our corporate restructuring plan completed in January 2020.

	Three Months Ended
	September 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Sales and marketing	$912	$1,491	$(579)	(38.8)%
Sales and marketing as a % of revenue	9%	16%

Sales and Marketing Expenses. Sales and marketing expenses decreased by $0.6 million or 38.8%, from $1.5 million during the three months ended September 30, 2019, to $0.9 million during the three months ended September 30, 2020. The decrease was primarily due to a decrease in employee and contract labor related costs due to a decrease in headcount as a result of our corporate restructuring plan completed in January 2020.

Interest Expense

	Three Months Ended
	September 30,		Change
	2020	2019	Amount	%

	(Dollars in thousands)
Interest expense	$157	$170	$(13)	(7.6)%

Interest expense remained relatively flat during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The slight decrease was partially due to a decrease in non-cash interest related to the amortization of debt discounts derived from the issuance of a warrant, the end of term fee and debt issuance costs and a decrease in interest paid on our credit facilities.

Other (Expense) Income, Net

	Three Months Ended
	September 30,		Change
	2020	2019	Amount	%

	(Dollars in thousands)
Other (expense) income, net	$(27)	$89	$(116)	(130.3)%

Other (expense) income, net decreased by $0.1 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The change was primarily due to a decrease in interest income earned on our cash balances during the quarter from the lower interest rate environment.

Comparison of the nine months ended September 30, 2020 and 2019

Revenue

We generated 59% and 66% of our revenue from products sold through distributors for the nine months ended September 30, 2020 and 2019, respectively.

Our revenue by region for the periods indicated was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
North America	$5,033	$7,244
EMEA	4,586	6,776
APJ	22,435	13,830
Total revenue	$32,054	$27,850

	Nine Months Ended
	September 30,		Change
	2020	2019	Amount	%

	(Dollars in thousands)
Product sales	$30,139	$25,396	$4,743	18.7%
Licensing, royalty, and other revenue	1,915	2,454	(539)	(22.0)%
Total revenue	$32,054	$27,850	$4,204	15.1%

Total revenue increased by $4.2 million, or 15.1%, from $27.9 million during the nine months ended September 30, 2019 to $32.1 million during the nine months ended September 30, 2020. Product sales increased by $4.7 million, or 18.7%, from $25.4 million to $30.1 million. The increase was driven by sales of STT MRAM.

Licensing, royalty, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction.

Cost of Sales and Gross Margin

	Nine Months Ended
	September 30,		Change
	2020	2019	Amount	%

	(Dollars in thousands)
Cost of sales	$19,183	$14,692	$4,491	30.6%
Gross margin	40.2%	47.2%

Cost of sales increased by $4.5 million, or 30.6%, from $14.7 million during the nine months ended September 30, 2019 to $19.2 million during the nine months ended September 30, 2020. The increase was due to a higher volume of units produced and sold, as well as a $1.7 million reserve charge for excess and obsolete inventory. Management performs a quarterly assessment of inventory on hand and expected future demand. As part of our third quarter 2020 evaluation, we identified increasing economic uncertainty and declining forecasted demand for certain products, as well as the loss of certain customer designs during the period.

Gross margin decreased from 47.2% during the nine months ended September 30, 2019, to 40.2% during the nine months ended September 30, 2020. The decrease in gross margin was due primarily to a reserve charge for excess and obsolete inventory.

Operating Expenses

Research and Development Expenses

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Research and development	$8,383	$10,912	$(2,529)	(23.2)%
Research and development as a % of revenue	26%	39%

Research and development expenses decreased by $2.5 million or 23.2%, from $10.9 million during the nine months ended September 30, 2019, to $8.4 million during the nine months ended September 30, 2020. The decrease was due to a $1.6 million decrease in expenses incurred in connection with our joint development agreement with GLOBALFOUNDRIES due to less spending on STT-MRAM process and product development, and a $0.9 million decrease in employee and contract labor related costs due to a decrease in headcount as a result of our corporate restructuring plan completed in January 2020.

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
General and administrative	$7,797	$9,501	$(1,704)	(17.9)%
General and administrative as a % of revenue	24%	34%

General and Administrative Expenses. General and administrative expenses decreased by $1.7 million, or 17.9%, from $9.5 million during the nine months ended September 30, 2019 to $7.8 million during the nine months ended September 30, 2020. The decrease was primarily due to a $1.1 million decrease in employee and contract labor related costs due to a decrease in headcount as a result of our corporate restructuring plan completed in January 2020 and a $0.4 million decrease in professional service related costs.

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Sales and marketing	$3,071	$4,094	$(1,023)	(25.0)%
Sales and marketing as a % of revenue	10%	15%

Sales and Marketing Expenses. Sales and marketing expenses decreased by $1.0 million or 25.0%, from $4.1 million during the nine months ended September 30, 2019, to $3.1 million during the nine months ended September 30, 2020. The decrease was primarily due to a decrease in employee and contract labor related costs due to a decrease in headcount as a result of our corporate restructuring plan completed in January 2020.

Interest Expense

	Nine Months Ended
	September 30,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Interest expense	$501	$567	$(66)	(11.6)%

Interest expense remained relatively flat during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2020. The slight decrease was partially due to a decrease in non-cash interest related to the amortization of debt discounts derived from the issuance of a warrant, the end of term fee and debt issuance costs and a decrease in interest paid on our credit facilities as a result of a lower outstanding principal balance under our 2019 credit facilities.

Other (Expense) Income, Net

	Nine Months Ended
	September 30,		Change
	2020	2019	Amount	%

	(Dollars in thousands)
Other (expense) income, net	$(40)	$327	$(367)	(112.2)%

Other (expense) income, net decreased by $0.4 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The change was primarily due to a decrease in interest income earned on our cash balances during the period.

Liquidity and Capital Resources

We have generated significant losses since our inception and had an accumulated deficit of $155.6 million as of September 30, 2020, compared to $148.7 million as of December 31, 2019. We have historically financed our operations primarily through the sale of our common stock in our initial public offering (IPO) and follow-on public offering, sales of our common stock under our at-the-market (ATM) sales agreement, sales of our redeemable convertible preferred stock, debt financing and the sale of our products. As of September 30, 2020, we had $13.9 million of cash and cash equivalents, compared to $14.5 million as of December 31, 2019.

We believe that our existing cash and cash equivalents as of September 30, 2020, coupled with the amount available under our line of credit entered into in August 2019, our anticipated growth and sales levels will be sufficient to meet our anticipated cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our revenue growth rate, our ability to control operating expenses and achieve our cost reduction targets.

2019 Credit Facility

In May 2017, we executed a Loan and Security Agreement (2017 Credit Facility) with Silicon Valley Bank (SVB) for a $12.0 million term loan, which we subsequently amended in January 2019 and June 2019. In August 2019, we executed an Amended and Restated Loan and Security Agreement (2019 Credit Facility), which amended and restated the 2017 Credit Facility, providing for a formula revolving line of credit (Line of Credit) and a term loan (2019 Term Loan) with SVB to refinance in full the outstanding principal balance of $8.0 million under the 2017 Credit Facility.

In July 2020, we executed the first amendment to the 2019 Credit Facility with SVB. The amendment, among other things, extended the initial 12 months interest-only period for the term loan to a 16 months interest-only period and lowered the floor interest rate. The floor interest rates for 2019 Term Loan and the Line of Credit Facility were reduced from 4.75% and 6.75% to 3.75 and 4.75%, respectively.

The amended Line of Credit allows for a maximum draw of $5.0 million, subject to a formula borrowing base, has a two-year term and bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 4.75%. At execution, $2.0 million from the Line of Credit was used to refinance a portion of the outstanding balance of the 2017 Credit Facility, and $3.0 million remains available under the Line of Credit, subject to borrowing base availability. As of September 30, 2020, the effective interest rate under the Line of Credit was 10.18% and the outstanding balance was $2.0 million. The Line of Credit matures on August 5, 2021.

The amended 2019 Term Loan provides for a $6.0 million term loan, which was used to refinance the remaining balance of the 2017 Credit Facility. The amended 2019 Term Loan has a term of 46 months, and a 16-month interest only period followed by 30 months of equal principal payments, plus accrued interest. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 3.75%. As of September 30, 2020, the effective interest rate under the 2019 Term Loan was 7.61% and the outstanding balance was $6.0 million. The 2019 Term Loan matures on June 1, 2023.

Collateral for the 2019 Credit Facility includes all of our assets except for intellectual property. We are required to comply with certain covenants under the 2019 Credit Facility, including requirements to maintain a minimum cash balance and availability under the Line of Credit, and restrictions on certain actions without the consent of the lender, such as limitations on its ability to engage in mergers or acquisitions, sell assets, incur indebtedness or grant liens or negative pledges on its assets, make loans or make other investments. Under these covenants, the Company is prohibited from paying cash dividends with respect to its capital stock. We were in compliance with all covenants at September 30, 2020.

In conjunction with entering into the 2019 Credit Facility, on August 5, 2019, we and SVB amended and restated the warrant issued to SVB in connection with the first amendment to the 2017 Credit Facility, which was a warrant to purchase 9,375 shares of our common stock at an exercise price of $8.91 per share, to add an option by SVB to put the warrant back to us for $50,000 upon expiration or a liquidity event, to be prorated if SVB exercises a portion of the warrant. The warrant expires on July 6, 2023. Additionally, in conjunction with entering into the first amendment to the 2019 Credit Facility, on July 15, 2020, we issued a warrant to SVB to purchase 21,500 shares of our common stock at an exercise price of $0.01 per share. The warrant expires on July 15, 2025.

For additional information about the 2019 Credit Facility, see Note 6 to our consolidated financial statements in Part I, Item 1 of this report.

At-the-Market Sales Agreement

In August 2019, we entered into an open market sale agreement (2019 Sales Agreement) with Jefferies, LLC (Jefferies), for the offer and sale of shares of our common stock having an aggregate offering of up to $25.0 million from time to time through Jefferies, acting as sales agent. The issuance and sale of these shares by us pursuant to the 2019 Sales Agreement were deemed an “at-the-market” offering under the Securities Act. Under the 2019 Sales Agreement, we agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales made pursuant to the 2019 Sales Agreement. During the nine months ended September 30, 2020, we received net proceeds of $2.1 million after deducting commissions and expenses payable by us, from the sale of 468,427 shares of common stock pursuant to the 2019 Sales Agreement. As of September 30, 2020, we had an aggregate of $17.7 million available for future sales under the 2019 Sales Agreement. We have currently suspended sales under the 2019 Sales Agreement since March 2020.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2020	2019

	(In thousands)
Cash used in operating activities	$(3,537)	$(5,455)
Cash used in investing activities	(307)	(566)
Cash provided by (used in) financing activities	3,284	(2,578)

Cash Flows From Operating Activities

During the nine months ended September 30, 2020, cash used in operating activities was $3.5 million, which consisted of a net loss of $6.9 million, adjusted by non-cash charges of $6.2 million and a change of $2.8 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $2.6 million, depreciation and amortization of $1.6 million, write down of obsolete inventory of $1.7 million, and interest expense related to the amortization of debt issuance costs of $0.2 million. The use of cash due to the change in our net operating assets and liabilities was primarily due to an increase of $2.4 million in accounts receivable due to timing of cash receipts for outstanding balances and a decrease of $0.7 million in accounts payable and accrued liabilities due to the timing of payments. These changes were partially offset by a $0.4 million decrease in prepaid expenses and other current assets.

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

Cash Flows From Investing Activities

Cash used in investing activities during the nine months ended September 30, 2020 and 2019, was $0.3 million and $0.6 million, respectively, for the purchase of manufacturing and computer equipment.

Cash Flows From Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2020 was $3.3 million, consisting of $2.1 million net proceeds from the sale of our common stock in our ATM offering under our 2019 Sales Agreement with Jefferies and $1.2 million in proceeds from stock option exercises and purchase of shares in our employee stock purchase plan.

Cash used in financing activities during the nine months ended September 30, 2019 was $2.6 million primarily consisting of $4.8 million in payments of long-term debt and a $0.1 million payment of debt issuance costs, offset in part by $2.2 million in net proceeds from the sale of our common stock in our ATM offering under our 2019 Sales Agreement with Jefferies, and $0.2 million in proceeds from stock option exercises and purchases of shares in our employee stock purchase plan.

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

There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 13, 2020, that have had a material impact on our condensed financial statements and related notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Exchange Act), as of September 30, 2020, the end of the period covered by this quarterly report on Form 10-Q.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our unaudited condensed financial statements for the quarter ended September 30, 2018, we identified an error in the previously filed financial statements that has caused us to restate and amend the our previously issued condensed financial statements and related financial information as of and for the three and six months ended June 30, 2018. This error was the result of a material weakness in our internal control over financial reporting, which we are remediating as of September 30, 2020 through the plan outlined below.

Management’s plan to remediate the material weakness.

To remediate this material weakness, we took the following actions:

●	We updated our information technology tools, including implementing a new ERP system as of January 1, 2020, to enhance our ability to monitor inventory and its movement through our manufacturing process and to provide checks and balances to third-party reports.

●	We put in place management dashboard tools to alert all involved as to the performance of inventory against our business goals.

●	We established multi-discipline processes to actively manage and make decisions regarding our inventory to support our business objectives.

●	We provided additional training to our Operations Teams and updating procedures with our third-party Assembly Houses.

●	We hired additional qualified personnel to assist management with its financial statement close process and provide oversight of our financial reporting.

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

Except with respect to the remediation described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our total revenue was approximately $32.1 million for the nine months ended September 30, 2020, and $37.5 million for the year ended December 31, 2019, and, as of September 30, 2020, we had cash and cash equivalents of approximately $13.9 million. Based on our current operating plan, we believe our cash and cash equivalents and availability under our revolving line of credit facility will be sufficient to fund our operating requirements for at least the next 12 months. However, our existing capital may be insufficient to meet our long-term requirements. We have no committed sources of funding other than our revolving line of credit facility and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. If adequate funding is not available when needed, we may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

Further, we may need to raise additional funds through financings or borrowings in order to accomplish our long-term planned objectives If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

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

The recent novel coronavirus (COVID-19) global pandemic has adversely affected, and is expected to continue to adversely affect, our business, results of operations and financial condition. The widespread outbreak of any other illnesses or communicable diseases could also adversely affect our business, results of operations and financial condition.

We could be negatively impacted by the widespread outbreak of an illness, any other communicable disease or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In late 2019, there was an outbreak of a new strain of coronavirus, COVID-19, which has since spread globally. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” total lock-down orders, business limitations or shutdowns and similar orders. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, and initially created significant volatility and disruption of financial markets.

As a result of the COVID-19 pandemic and the related responses from government authorities, our business, results of operations and financial condition have been, and continue to be, adversely impacted. For example, we have experienced electronics supply chain and demand disruptions from extended factory shutdowns, particularly in some Asian countries, which created unusual order patterns, and subsequently slowed Toggle demand, particularly from our industrial customers. We continue to see an impact as reflected in reduced demand from some customers and distributors. Further, in an effort to protect the health and safety of our employees, we: transitioned most of our office and support employees and contractors to working from home; suspended all non-essential business travel; and implemented social distancing guidelines for our employees and contractors who must work in our manufacturing and laboratory locations. Consequently, the remote working environment we have implemented for our employees has adversely impacted manufacturing yield improvement projects given delays in data gathering, analysis and inefficiencies of teams solving technical problems via remote-only means, which impacts our cost of sales.

Additionally, our business, results of operations and financial condition have been and may be further impacted in several ways, including, but not limited to, the following:

●	further disruptions to our operations, including due to additional facility closures, restrictions on our operations and sales, marketing and distribution efforts and/or interruptions to our research and development activities, product development and other important business activities;

●	further reduced demand for our products, particularly due to disruptions to the businesses and operations of our customers;

●	interruptions, availability or delays in global shipping to transport our products;

●	further slowdowns or stoppages in the supply chain for our products, in addition to higher costs;

●	limitations on employee resources and availability, including due to sickness, government restrictions, the desire of employees to avoid contact with large groups of people or mass transit disruptions;

●	greater difficulty in collecting customer receivables;

●	a fluctuation in foreign currency exchange rates or interest rates could result from market uncertainties; and

●	an increase in the cost or the difficulty to obtain debt or equity financing could affect our financial condition or our ability to fund operations or future investment opportunities.

Additionally, COVID-19 could impact our internal controls over financial reporting as a portion of our workforce is required to work from home and therefore new processes, procedures, and controls could be required to respond to changes in our business environment. Further, should any key employees become ill from COVID-19 and unable to work, the attention of the management team could be diverted.

Although we will continue to monitor the situation and take further actions, which may include further altering our operations, in order to protect the best interests of our employees, customers and suppliers and comply with government requirements, there is no certainty that such measures will be enough to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.

Any of the foregoing could adversely affect our business, results of operations and financial condition. The potential effects of COVID-19 may also impact many of our other risk factors discussed in this “Risk Factors” section. The ultimate extent of the impact of the COVID-19 pandemic on our business, results of operations and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume.

We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.

We have incurred net losses since our inception. We incurred net losses of $14.7 million and $6.9 million for the year ended December 31, 2019 and the nine months ended September 30, 2020, respectively. As of September 30, 2020, we had an accumulated deficit of $155.6 million. While our products offer unique benefits over other industry memory technologies, the rate of adoption of our products and our ability to capture market share from legacy technologies is uncertain. Our revenue may also be adversely impacted by a number of other possible reasons, many of which are outside our control, including business conditions that adversely affect the semiconductor memory industry resulting in a decline in end market demand for our products, adverse impacts resulting from the COVID-19 pandemic, increased competition, or our failure to capitalize on growth opportunities. We also rely on achieving specific cost reduction targets that have uncertainty in their timing and magnitude. We may also incur unforeseen expenses in the ongoing operation of our business that cause us to exceed our operational spending plan. As a result, our ability to generate sufficient revenue growth and/or controlling expenses to transition to profitability and generate consistent positive cash flows is uncertain.

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

Our limited experience selling our STT-MRAM products, combined with the rapidly evolving and competitive nature of our market, makes it difficult to evaluate our current business and future prospects. In addition, we have limited insight into emerging trends that may adversely affect our business, financial condition, results of operations and prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenue and increased expenses as we continue to grow our business. The viability and demand for our products may be affected by many factors outside of our control, such as the factors affecting the growth of the industrial, automotive, transportation, and data center market segments and changes in macroeconomic conditions. If we do not manage these risks and overcome these difficulties successfully, our business will suffer.

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

If any of our current or future foundries or packaging, assembly and testing subcontractors significantly increases the costs of wafers or other materials or services, interrupts or reduces our supply, including for reasons outside of their control, such as due to the COVID-19 pandemic, or if any of our relationships with our suppliers is terminated, our operating results could be adversely affected. Such occurrences could also damage our customer relationships, result in lost revenue, cause a loss in market share or damage our reputation.

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

We have significant customer sales both in the United States and internationally. We also rely on domestic and international suppliers, manufacturing partners and distributors. We are therefore susceptible to adverse U.S. and international economic and market conditions. If any of our manufacturing partners, customers, distributors or suppliers experience slowdowns in their business, serious financial difficulties or cease operations, including as a result of the COVID-19 pandemic, our business will be adversely affected. In addition, the adverse impact of an unfavorable economy may adversely impact consumer spending, which may adversely impact our customers’ spending and demand for our products.

We must continuously develop new and enhanced products, and if we are unable to successfully market our new and enhanced products for which we incur significant expenses to develop, our results of operations and financial condition will be materially adversely affected.

To compete effectively in our markets, we must continually design, develop and introduce new and improved technology and products with improved features in a cost-effective manner in response to changing technologies and market demand. This requires us to devote substantial financial and other resources to research and development. We are developing new technology and products, which we expect to be one of the drivers of our revenue growth in the future. We also face the risk that customers may not value or be willing to bear the cost of incorporating our new and enhanced products into their products, particularly if they believe their customers are satisfied with current solutions. Regardless of the improved features or superior performance of our new and enhanced products, customers may be unwilling to adopt our solutions due to design or pricing constraints, or because they do not want to rely on a single or limited supply source. Because of the extensive time and resources that we invest in developing new and enhanced products, if we are unable to sell customers our new products, our revenue could decline and our business, financial condition, results of operations and cash flows would be negatively affected. For example, if we are unable to generate more customer adoption of our 1Gb product and address new growth opportunities with subsequent STT-MRAM products, we may not be able to materially increase our revenue. If we are unable to successfully develop and market our new and enhanced products that we have incurred significant expenses developing, our results of operations and financial condition will be materially and adversely affected.

Our success and future revenue depend on our ability to secure design wins and on our customers’ ability to successfully sell the products that incorporate our solutions. Securing design wins is a lengthy, expensive and competitive process, and may not result in actual orders and sales, which could cause our revenue to decline.

We sell to customers, including original equipment manufacturers (OEMs) and original design manufacturers (ODMs), that incorporate MRAM into their products. A design win occurs after a customer has tested our product, verified that it meets the customer’s requirements and qualified our solutions for their products. We believe we are dependent, among other things, on the adoption of our 256Mb and 1Gb MRAM products by our customers to secure design wins. Our customers may need several months to years to test, evaluate and adopt our product and additional time to begin volume production of the product that incorporates our solution. Due to this generally lengthy design cycle, we may experience significant delays from the time we increase our operating expenses and make investments in our products to the time that we generate revenue from sales of these products. Moreover, even if a customer selects our solution, we cannot guarantee that this will result in any sales of our products, as the customer may ultimately change or cancel its product plans, or efforts by our customer to market and sell its product may not be successful. We may not generate any revenue from design wins after incurring the associated costs, which would cause our business and operating results to suffer.

If a current or prospective customer incorporates a competitor’s solution into its product, it becomes significantly more difficult for us to sell our solutions to that customer because changing suppliers involves significant time, cost, effort and risk for the customer even if our solutions are superior to other solutions and remain compatible with their product design. Our ability to compete successfully depends on customers viewing us as a stable and reliable supplier to mission critical customer applications when we have less production capacity and less financial resources compared to most of our larger competitors. If current or prospective customers do not include our solutions in their products and we fail to achieve a sufficient number of design wins, our results of operations and business may be harmed.

The loss of one or several of our customers or reduced orders or pricing from existing customers may have a significant adverse effect on our operations and financial results.

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our four largest end customers together accounted for 57.7% of our total revenue for the nine months ended September 30, 2020, and one of these customers accounted for more than 10% of our revenue during that period. Our four largest end customers together accounted for 22% of our total revenue for the year ended December 31, 2019, and one of these customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

Generally, in pricing our products, we assume that manufacturing yields will continue to improve, even as the complexity of our products increases. Once our products are initially qualified either internally or with our third-party foundries, minimum acceptable yields are established. We are responsible for the costs of the units if the actual yield is above the minimum set with our third-party foundries. If actual yields are below the minimum, we are not required to purchase the units. Typically, minimum acceptable yields for our new products are generally lower at first and gradually improve as we achieve full production, but yield issues can occur even in mature processes due to break downs in mechanical systems, equipment failures or calibration errors. Unacceptably low product yields or other product manufacturing problems could substantially increase overall production time and costs and adversely impact our operating results. Product yield losses may also increase our costs and reduce our gross margin. In addition to significantly harming our results of operations and cash flow, poor yields may delay shipment of our products and harm our relationships with existing and potential customers.

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

For example, as smaller line width geometry manufacturing processes become more prevalent, we intend to move our future products to increasingly smaller geometries to integrate greater levels of memory capacity and/or functionality into our products. This transition will require us and our third-party foundries to migrate to new designs and manufacturing processes for smaller geometry products.

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

We currently maintain, and are seeking to expand operations outside of the United States which exposes us to significant risks.

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

Our business may be adversely impacted by natural disasters and other catastrophic events.

Our operations and business, and those of our manufacturing partners, customers, distributors or suppliers, can be disrupted by natural disasters; industrial accidents; public health issues, such as the COVID-19 pandemic; cybersecurity incidents; interruptions of service from utilities, transportation, telecommunications, or IT systems providers; manufacturing equipment failures; or other catastrophic events. For example, some of our foundries and suppliers’

facilities in Asia are located near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, such as power loss, fire, floods and similar events. If any such natural disasters or other catastrophic events were to occur, our ability to operate our business could be seriously impaired. In addition, we may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

Provisions of our credit facility may restrict our ability to pursue our business strategies.

Borrowings under our existing credit facility are secured by substantially all of our assets, except for intellectual property. Additionally, the operating restrictions and covenants relating to our existing credit facility restrict, and any future financing agreements that we may enter into may further restrict, our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. For example, our existing credit facility prohibits our ability to, among other things:

●    dispose of or sell assets;

●    consolidate or merge with other entities;

●    incur additional indebtedness;

●    create liens on our assets;

●    pay dividends;

●    make investments;

●    enter into transactions with affiliates; and

●    redeem subordinated indebtedness.

These restrictions are subject to certain exceptions. In addition, our existing credit facility requires that we meet certain operating covenants, such as maintaining insurance on the collateral and meeting certain financial covenants, such as maintaining a minimum cash balance and availability under the Line of Credit. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in an event of default under the credit facility. We are required to make mandatory prepayments of the outstanding loan upon the acceleration by lender following the occurrence of an event of default, along with a payment of the end of term fee, the prepayment fee and any other obligations that are due and payable at the time of prepayment. In the event of default, the interest rate in effect will increase by 5.0% per annum.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income, and tax credits to offset future tax. As of December 31, 2019, we had federal net operating loss carryforwards of approximately $131.8 million of which $99.8 million will begin to expire in 2028 if not utilized, and $32.0 million will carryover indefinitely. Subject to the recent California franchise tax law change affecting California state NOLs mentioned below, as of December 31, 2019, we had state net operating loss carryforwards of approximately $50.2 million of which $48.5 million will begin to expire in 2023 if not utilized, and $1.7 million will carryover indefinitely. The federal NOLs generated in taxable years beginning prior to 2018 will continue to be governed by the NOL tax rules as they existed prior to the adoption of the changes in the tax laws that occurred in 2017, as amended by federal tax legislation enacted in March 2020, which means that generally they will expire 20 years after they were generated if not used prior thereto. The changes in the federal tax law that occurred in 2017, as amended by federal tax legislation enacted in March 2020, repealed the 20-year carryforward and two-year carryback of NOLs originating after December 31, 2017 (but for tax years beginning in 2018 through 2020 permits a five-year carryback of NOLs) and also limits the NOL deduction to 80% of taxable income for tax years beginning after December 31, 2020. Any NOLs generated in taxable years beginning in 2018 and thereafter will be carried forward and will not expire. There is no current impact to us from the 2017 and 2020 federal tax law changes as we continue to be in a tax loss position for U.S. tax purposes. We may experience an ownership change in the future, and our ability to utilize our NOLs and tax credits could be further limited by Section 382 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our net operating losses and tax credits could also be impaired under state laws, including a recent California franchise tax law change limiting the usability of California state NOLs to offset taxable income in tax years beginning after 2019 and before 2023. As a result, we might not be able to utilize a material portion of our state NOLs and tax credits.

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

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

●    the duration and severity of the COVID-19 pandemic and its effects on our business, financial condition, results of operations and cash flows;

●    the introduction of new products or product enhancements by us or others in our industry;

●    announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or restructurings;

●    disputes or other developments with respect to our or others’ intellectual property rights;

●    product liability claims or other litigation;

●    quarterly variations in our results of operations or those of others in our industry;

●    sales of large blocks of our common stock, including sales by our executive officers and directors;

●    changes in senior management or key personnel;

●    changes in earnings estimates or recommendations by securities analysts; and

●    general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors, including those due to the duration and severity of the COVID-19 pandemic.

Stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the semiconductor memory industry is highly cyclical and our markets may experience significant cyclical fluctuations in demand as a result of changing economic conditions, budgeting and buying patterns of customers and other factors. Fluctuations in our revenue and operating results could also cause our stock price to decline.

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

●    our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors, the chairman of the board or the chief executive officer;

●    our amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●    the affirmative vote of holders of at least 66-2/3% of the voting power of all of the then outstanding shares of voting stock, voting as a single class, will be required (a) to amend certain provisions of our certificate of incorporation, including provisions relating to the size of the board, special meetings, actions by written consent and cumulative voting and (b) to amend or repeal our amended and restated bylaws, although such bylaws may be amended by a simple majority vote of our board of directors;

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•   any derivative action or proceeding brought on our behalf;

•   any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders;

•   any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; and

•   any action asserting a claim against us that is governed by the internal-affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2020, we executed the first amendment to the 2019 Credit Facility with SVB. For additional information about the first amendment to the 2019 Credit Facility, see Part II, Item 5 of this report. In conjunction with entering into the amendment, on July 15, 2020, we issued a warrant to SVB to purchase 21,500 shares of our common stock at an exercise price of $0.01 per share. The warrant expires on July 15, 2025. The warrant was issued in reliance on Section 4(a)(2) of the Securities Act in that it was issued to one sophisticated investor in a transaction not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 1.01Entry into a Material Definitive Agreement

On July 15, 2020, the Company and SVB entered into a First Amendment to Amended and Restated Loan and Security Agreement (Amendment), which amended that certain Amended and Restated Loan and Security Agreement, dated as of August 5, 2019, by and between the Company and SVB. The Amendment amended the terms of the 2019 Credit Facility to (i) extend the initial 12 months interest-only period for the 2019 Term Loan to a 16 months interest-only period; (ii) lower the floor interest rates for 2019 Term Loan and the Line of Credit Facility from 4.75% and 6.75% to 3.75 and 4.75%, respectively; (iii) extend the 2019 Term Loan maturity date to June 1, 2023; (iv) remove the liquidity ratio financial covenant; (v) add a new minimum cash and availability covenant requiring the Company to maintain at all times (tested as of the last day of each month) Cash and Availability (as defined in the Amendment) of at least $11,000,000; and (vi) make certain other revisions to the terms of the 2019 Credit Facility as forth therein.

In conjunction with entering into the Amendment, on July 15, 2020, the Company issued a warrant to SVB to purchase 21,500 shares of the Company’s common stock at an exercise price of $0.01 per share. The warrant expires on July 15, 2025.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	10/13/2016

3.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/22/2019

3.3	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/27/2020

3.4	Amended and Restated Bylaws	8-K	001-37900	3.2	5/22/2019

4.1	Warrant to Purchase Common Stock, dated as of July 15, 2020, between the Company and Silicon Valley Bank	10-Q	001-37900	4.3	8/6/2020

10.1	First Amendment to Amended and Restated Loan and Security Agreement, dated as of July 15, 2020, between the Company and Silicon Valley Bank	10-Q	001-37900	10.3	8/6/2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everspin Technologies, Inc.

Date: November 5, 2020	By:	/s/ Kevin Conley
Kevin Conley
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Daniel Berenbaum
Daniel Berenbaum
Chief Financial Officer
(Principal Financial and Accounting Officer)