Form 10-K
period 2020-12-31
EVERSPIN TECHNOLOGIES INC
filed 2021-03-04
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ◻    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES  ◻    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ◻

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES  ⌧    NO  ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐    NO  ☒

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of Registrant held by non-affiliates, based upon the closing sales price for the Registrant’s common stock for such date, as quoted on the Nasdaq Global Market, was approximately $105.3 million. Shares of common stock held by each officer, director and entities affiliated with directors have been excluded because such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations of the Exchange Act. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of February 25, 2021 was 19,077,432.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Report.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are statements of events or results that may occur in the future are deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements about:

●	estimates of our future revenue, expenses, capital requirements and our needs for additional financing;
●	the implementation of our business model and strategic plans for our products, technologies and businesses;
●	the anticipated impacts from the recent novel coronavirus (COVID-19) global pandemic on the Company, including to our business, results of operations, cash flows and financial position, as well as our future responses to the COVID-19 pandemic;
●	competitive companies and technologies and our industry;
●	our ability to manage and grow our business by expanding our sales to existing customers or introducing our products to new customers;
●	our ability to establish and maintain intellectual property (IP) protection for our products or avoid claims of infringement;
●	our ability to hire and retain key personnel;
●	our financial performance;
●	our estimates of the MRAM market opportunity; and
●	the volatility of our share price.

Forward-looking statements are based on management’s current expectations, estimates, forecasts, and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this report may turn out to be inaccurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, these statements should not be regarded as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and elsewhere in this report. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. Additionally, there may be other risks that are otherwise described from time to time in the reports that we file with the Securities and Exchange Commission (SEC). We caution investors that our business and financial performance are subject to substantial risks and uncertainties. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Risk Factor Summary

We are subject to a variety of risks and uncertainties, including risks related to our financial condition and our indebtedness, risks related to our business and our industry, risks related to our intellectual property and technology, risks related to regulatory matters and compliance, risks related to our common stock and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:

●	We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities.
●	We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.
●	The COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, our business, results of operations and financial condition. The widespread outbreak of any other illnesses or communicable diseases could also adversely affect our business, results of operations and financial condition.
●	The limited history of STT-MRAM adoption makes it difficult to evaluate our current business and future prospects.
●	We may be unable to match production with customer demand for a variety of reasons including our inability to accurately forecast customer demand or the capacity constraints of our suppliers, which could adversely affect our operating results.
●	As we expand into new potential markets, we expect to face intense competition, including from our customers and potential customers, and may not be able to compete effectively, which could harm our business.
●	We rely on third parties to distribute, manufacture, package, assemble and test our products, which exposes us to a number of risks, including reduced control over manufacturing and delivery timing and potential exposure to price fluctuations, which could result in a loss of revenue or reduced profitability.
●	Our joint development agreement and strategic relationships involve numerous risks.
●	The market for semiconductor memory products is characterized by declines in average selling prices, which we expect to continue, and which could negatively affect our revenue and margins.
●	We must continuously develop new and enhanced products, and if we are unable to successfully market our new and enhanced products for which we incur significant expenses to develop, our results of operations and financial condition will be materially adversely affected.
●	Our success and future revenue depend on our ability to secure design wins and on our customers’ ability to successfully sell the products that incorporate our solutions. Securing design wins is a lengthy, expensive and competitive process, and may not result in actual orders and sales, which could cause our revenue to decline.
●	The loss of one or several of our customers or reduced orders or pricing from existing customers may have a significant adverse effect on our operations and financial results.
●	Our costs may increase substantially if we or our third-party manufacturing contractors do not achieve satisfactory product yields or quality.
●	The complexity of our products may lead to defects, which could negatively impact our reputation with customers and result in liability.
●	We may experience difficulties in transitioning to new wafer fabrication process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.
●	We currently maintain and are seeking to expand operations outside of the United States which exposes us to significant risks.

For a more complete discussion of the material risk factors applicable to us, see “Risk Factors” in Part I, Item 1A of this report.

PART I

Item 1. Business.

General

Everspin is a pioneer in the successful commercialization of Magnetoresistive Random Access Memory (MRAM) technology. Our portfolio of MRAM technologies, including Toggle MRAM and Spin-transfer Torque MRAM (STT-MRAM), is delivering superior performance, persistence and reliability in non-volatile memories that transform how mission-critical data is protected against power loss. With over 10 years of MRAM technology and manufacturing leadership, our memory solutions deliver significant value to our customers in key markets, such as industrial, medical, automotive/transportation, aerospace and data center. We are the leading supplier of discrete MRAM components and a successful licensor of our broad portfolio of related technology IP.

We sell our products directly and through our established distribution channel to industry-leading original equipment manufacturers (OEMs) and original design manufacturers (ODMs).

We manufacture our MRAM products using both captive and third-party manufacturing capabilities. We purchase industry-standard complementary metal-oxide semiconductor (CMOS) wafers from semiconductor foundries and perform back end of line (BEOL) processing that includes our magnetic-bit technology at our 200mm fabrication facility in Chandler, Arizona. We also manufacture full-flow 300mm CMOS wafers with our STT-MRAM magnetic-bit technology integrated in BEOL processing as part of our strategic relationship with GLOBALFOUNDRIES.

For the years ended December 31, 2020 and 2019, we recorded revenue of $42.0 million and $37.5 million, gross margin of 43.0% and 48.9%, and a net loss of $8.5 million and $14.7 million, respectively. Our headquarters is located in Chandler, Arizona. Our principal design center is in Austin, Texas, and we have additional sales operations in the Americas, Europe and Asia-Pacific regions.

Product Overview

We have a strong track record of innovation in MRAM technology, as demonstrated by our successive introduction of MRAM products that address an increasingly broad spectrum of applications. Our MRAM discrete solutions as well as other offerings are described as follows:

Toggle MRAM

Our Toggle MRAM products have been in production since 2008 and are currently shipping in 128kb to 32Mb densities. These high performance, non-volatile memories are designed primarily to address applications in the industrial, medical, automotive/transportation, and data center markets. We offer these products with industry standard interfaces, including Parallel, Serial Peripheral Interface (SPI) and Quad SPI (QSPI) interfaces, enabling our customers to easily replace legacy memory components like Static Random Access Memory (SRAM) and Ferroelectric Random Access Memory (FRAM) with Toggle MRAM.

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

●	We have licensed GLOBALFOUNDRIES to offer embedded MRAM in the solutions they manufacture for their customers providing high-performance non-volatile embedded memory.
●	We have licensed base MRAM design technology for use in radiation tolerant aerospace applications.
●	We have licensed TMR sensor IP in 3D magnetic field sensing and HDD read head applications.

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

We consider our customer to be an end customer purchasing either directly from a distributor, or a contract manufacturer, or a customer purchasing directly from us. An end customer purchasing through a contract manufacturer typically instructs the contract manufacturer to obtain our products and to incorporate our products with other components for sale by the contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to the end customer as our customer.

During the year ended December 31, 2020, more than 1,100 end customers purchased our products. One end customer accounted for more than 10% of our revenue during 2020 and 2019.

Manufacturing

We rely on third-party suppliers for most phases of the manufacturing process, including initial fabrication, final test and assembly.

Wafer Manufacturing

We perform BEOL manufacturing for our Toggle MRAM products and provide foundry services for embedded MRAM, licensed MRAM products and Magnetic Tunnel Junction (MTJ)-based sensors in our 200mm manufacturing facility. Our facility is in an ISO-4 clean room and our manufacturing line is ISO 9001:2015 certified. We actively manage inventory, including automated process flows, process controls and recipe management, and we use standard equipment to manufacture our products.

Our STT-MRAM products are produced in 300mm fabrication facilities operated by GLOBALFOUNDRIES.

Assembly and Test

Our product and test engineering teams develop and implement wafer-level and final test programs for the manufacture of our MRAM devices.

We utilize third-party industry-leading assembly and test sub-contractors, including Amkor, OSE, GTC, ChipMos and UTAC. We have successfully qualified our MRAM devices in various packages at temperatures ranging from commercial to automotive grade. As part of our commitment to quality, our quality management system has been certified to ISO 9001:2015 and ISO 14001:2015 standards. Our foundry vendors and sub-contractors are also ISO 9001 and ISO 14001 certified.

Arrangements with GLOBALFOUNDRIES

Joint Development Agreement

Since October 17, 2014, we have participated in a joint development agreement with GLOBALFOUNDRIES Inc., a semiconductor foundry, for the joint development of STT-MRAM technology to produce a family of discrete and embedded MRAM technologies. The term of the agreement is until the completion, termination, or expiration of the last statement of work entered into pursuant to the joint development agreement. The agreement was extended on December 31, 2019 to include a new phase of support for 12nm MRAM development.

The joint development agreement also states that the specific terms and conditions for the production and supply of the developed MRAM technology would be pursuant to a separate manufacturing agreement entered into between the parties. See “Manufacturing Agreement” below.

Under the joint development agreement, each party granted licenses to its relevant intellectual property to the other party. For certain jointly developed works, the parties have agreed to follow an invention allocation procedure to determine ownership. In addition, GLOBALFOUNDRIES possesses the exclusive right to manufacture our discrete and embedded STT-MRAM devices developed pursuant to the agreement until the earlier of three years after the qualification of the MRAM device for a particular technology node or four years after the completion of the relevant statement of work under which the device was developed. For the same exclusivity period associated with the relevant device, GLOBALFOUNDRIES agreed not to license intellectual property developed in connection with the agreement to named competitors of ours.

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

Manufacturing Agreement

On October 23, 2014, we entered into a manufacturing agreement with GLOBALFOUNDRIES Singapore Pte. Ltd. that sets forth the specific terms and conditions for the production and supply of wafers manufactured using our STT-MRAM technology developed under the joint development agreement with GLOBALFOUNDRIES. Pursuant to that joint development agreement, GLOBALFOUNDRIES possesses certain exclusive rights to manufacture such wafers for our discrete and embedded STT-MRAM devices. Our manufacturing agreement with GLOBALFOUNDRIES includes a customary forecast and ordering mechanism for the supply of certain of our wafers, and we are obligated to order and pay for, and GLOBALFOUNDRIES is obligated to supply, wafers consistent with the binding portion of our forecast. GLOBALFOUNDRIES also has the ability to discontinue its manufacture of any of our wafers upon due notice and completion of the notice period. The initial term of the manufacturing agreement is for three years, which automatically renews for successive one year periods thereafter unless either party provides sufficient advance notice of non-renewal.

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

Backlog

As of December 31, 2020, our backlog was $17.7 million, compared to $16.2 million as of December 31, 2019, and includes all purchase orders scheduled for delivery within the subsequent 12 months. Our business and, to a large extent, that of the entire semiconductor industry, is characterized by short-term orders and shipment schedules. Orders constituting our current backlog are subject to changes in delivery schedules, or to cancellation at the customer's option without significant penalty. Thus, while backlog is useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.

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

Our principal competitors to our Toggle MRAM products include companies that offer nonvolatile SRAM (NVSRAM), SRAM, and FRAM products, such as Infineon, Fujitsu, Integrated Silicon Solution (ISSI), Macronix, Microchip, Micron, Renesas, Samsung and Toshiba. Our STT-MRAM products replace DRAM where persistence is required and thus compete with DRAM suppliers such as Hynix, Micron, Samsung, and several other smaller companies. In the future we may also face competition from companies developing MRAM technologies, such as Avalanche, Spin Memory (formerly Spin Transfer Technologies), Samsung and other larger and smaller semiconductor companies. We may also face indirect competition from RRAM, 3D XPoint, NOR and NAND Flash manufacturers in some market applications.

Our sensor products compete with giant magnetoresistive (GMR), anisotropic magnetoresistive (AMR) and Hall effect sensors supplied by Alps, Asahi Kasei Microdevices, Crocus, Fairchild, Invensys (now Schneider), Kionix and Micronix and TMR sensors from TDK.

Our ability to compete successfully in the market for our products is based on a number of factors, including:

●	our products’ attributes and specifications;
●	customer adoption of MRAM technology despite the price per bit premium of our products versus competing technologies;
●	successful controller supplier and customer engagements throughout the product life cycle;
●	high quality and reliability as measured by our customers;
●	the ease of implementation of our products by customers;
●	preferred supplier status at numerous customers and ODMs;
●	manufacturing expertise and strength;
●	reputation and strength of customer relationships;
●	competitive pricing in the market against the competition while maintaining our gross margin profile; and
●	our success in meeting the needs of future customer requirements through continued development of new products.

Intellectual Property

Our success depends, in part, on our ability to protect our products and technologies from unauthorized third-party copying and use. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections. As of December 31, 2020, we held 508 issued patents that expire at various times between January 2021 and December 2038, and had 117 patent applications pending. Included in our issued patents and pending applications are patents/applications in the United States, China, Europe, France, Germany, Ireland, Italy, Japan, the Netherlands, the Republic of Korea, Singapore, Taiwan, and the United Kingdom.

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

We generally control access to and use of our confidential information through employing internal and external controls, including contractual protections with employees, contractors and customers. We rely in part on U.S. and international copyright laws to protect our intellectual property. All employees and consultants are required to execute confidentiality agreements in connection with their employment and consulting relationships with us. We also require them to agree to disclose and assign to us all inventions conceived or made in connection with the employment or consulting relationship.

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

Employees

At December 31, 2020, we had 76 employees in the United States and 13 full-time equivalent contractors and consultants in China, Germany, Italy, Japan, Singapore, and Taiwan. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees and contractors to be good.

Corporate Information

We were incorporated in Delaware in May 2008. In June 2008, Freescale Semiconductor, Inc. (now a wholly-owned subsidiary of NXP Semiconductors N.V.), spun-out its MRAM business as Everspin. Our offices are located at 5670 W. Chandler Boulevard, Suite 100, Chandler, Arizona 85226. Our telephone number is (480) 347-1111. Our corporate website is at www.Everspin.com.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available free of charge on our website, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on or that can be accessed through our website is not incorporated by reference into this report, and information on our website should not be considered to be part of this report.

ITEM 1A. Risk Factors

The following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by us or on our behalf. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem immaterial also may impair our business operations. If any of the following risks or such other risks actually occurs, our business, financial condition, results of operations and cash flows could be harmed. In addition, many of the following risks and uncertainties may be exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result.

Risk Factors Related to Our Financial Condition and Our Indebtedness

We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities.

Our total revenue was approximately $42.0 million for the year ended December 31, 2020, and $37.5 million for the year ended December 31, 2019. As of December 30, 2020, we had cash and cash equivalents of approximately $14.6 million. Based on our current operating plan, we believe our existing cash and cash equivalents, coupled with availability under our credit facility and our anticipated growth and sales levels, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our existing capital may be insufficient to meet our long-term requirements. We have no committed sources of funding other than our revolving line of credit facility and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. If adequate funding is not available when needed, we may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

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

We have incurred net losses since our inception. We incurred net losses of $8.5 million and $14.7 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $157.2 million. While our products offer unique benefits over other industry memory technologies, the rate of adoption of our products and our ability to capture market share from legacy technologies is uncertain. Our revenue may also be adversely impacted by a number of other possible reasons, many of which are outside our control, including business conditions that adversely affect the semiconductor memory industry resulting in a decline in end market demand for our products, adverse impacts resulting from the COVID-19 pandemic, increased competition, or our failure to capitalize on growth opportunities. We also rely on achieving specific cost reduction targets that have uncertainty in their timing and magnitude. We may also incur unforeseen expenses in the ongoing operation of our business that cause us to exceed our operational spending plan. As a result, our ability to generate sufficient revenue growth and/or controlling expenses to transition to profitability and generate consistent positive cash flows is uncertain.

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

●    enter into transactions with affiliates; and

●    redeem subordinated indebtedness.

These restrictions are subject to certain exceptions. In addition, our existing credit facility requires that we meet certain operating covenants, such as maintaining insurance on the collateral and meeting certain financial covenants, such as maintaining a minimum cash balance and availability under our revolving line of credit facility. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in an event of default under the credit facility. We are required to make mandatory prepayments of the outstanding loan upon the acceleration by lender following the occurrence of an event of default, along with a payment of the end of term fee, the prepayment fee and any other obligations that are due and payable at the time of prepayment. In the event of default, the interest rate in effect will increase by 5.0% per annum.

Risk Factors Related to Our Business and Our Industry

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

As a result of the COVID-19 pandemic and the related responses from government authorities, our business, results of operations and financial condition have been, and continue to be, adversely impacted. For example, we have experienced electronics supply chain and demand disruptions from extended factory shutdowns, particularly in some Asian countries, which created unusual order patterns, and subsequently slowed Toggle MRAM demand, particularly from our industrial customers. We continue to see an impact as reflected in reduced demand from some customers and distributors. Further, in an effort to protect the health and safety of our employees, we took the following actions:

transitioned most of our office and support employees and contractors to working from home; suspended all non-essential business travel; and implemented social distancing guidelines for our employees and contractors who must work in our manufacturing and laboratory locations. Consequently, the remote working environment we have implemented for our employees has adversely impacted manufacturing yield improvement projects given delays in data gathering, analysis and inefficiencies of teams solving technical problems via remote-only means, which has impacted, and continues to impact, our cost of sales.

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

Although we operate an integrated magnetic fabrication line located in Chandler, Arizona, we purchase wafers from third parties and outsource the manufacturing, packaging, assembly and testing of our products to third-party foundries and assembly and testing service providers. We use a single foundry, GLOBALFOUNDRIES Singapore Pte. Ltd., for production of higher density products on advanced technology nodes. Our primary product package and test operations are located in China, Taiwan and other Asian countries. We also use standard CMOS wafers from third-party foundries, which we process at our Chandler, Arizona facility.

The post-COVID-19 upturn in the semiconductor industry has stretched the supply chain, and we are subject to potential supply shortages, as well as higher costs as suppliers opportunistically raise prices.

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

If we need other foundries or packaging, assembly and testing contractors, or if we are unable to obtain timely and adequate deliveries from our providers, we might not be able to cost-effectively and quickly retain other vendors to satisfy our requirements. Because the lead time needed to establish a relationship with a new third-party supplier could be several quarters, there is no readily available alternative source of supply for any specific component. In addition, the time and expense to qualify a new foundry could result in additional expense, diversion of resources or lost sales, any of which would negatively impact our financial results.

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

We sell to customers, including OEMs and ODMs, that incorporate MRAM into their products. A design win occurs after a customer has tested our product, verified that it meets the customer’s requirements and qualified our solutions for their products. We believe we are dependent, among other things, on the adoption of our 256Mb and 1Gb MRAM products by our customers to secure design wins. Our customers may need several months to years to test, evaluate and adopt our product and additional time to begin volume production of the product that incorporates our solution. Due to this generally lengthy design cycle, we may experience significant delays from the time we increase our operating expenses and make investments in our products to the time that we generate revenue from sales of these products. Moreover, even if a customer selects our solution, we cannot guarantee that this will result in any sales of our products, as the customer may ultimately change or cancel its product plans, or efforts by our customer to market and sell its product may not be successful. We may not generate any revenue from design wins after incurring the associated costs, which would cause our business and operating results to suffer.

If a current or prospective customer incorporates a competitor’s solution into its product, it becomes significantly more difficult for us to sell our solutions to that customer because changing suppliers involves significant time, cost, effort and risk for the customer even if our solutions are superior to other solutions and remain compatible with their product design. Our ability to compete successfully depends on customers viewing us as a stable and reliable supplier to mission-critical customer applications when we have less production capacity and less financial resources compared to most of our larger competitors. If current or prospective customers do not include our solutions in their products and we fail to achieve a sufficient number of design wins, our results of operations and business may be harmed.

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

Our four largest end customers together accounted for 45% of our total revenue for the year ended December 31, 2020, and one of these customers accounted for more than 10% of our revenue during that period. Our four largest end customers together accounted for 22% of our total revenue for the year ended December 31, 2019, and one of these customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

Our success depends on our ability to attract and retain our key employees, including our management team and experienced engineers. Competition for personnel in the semiconductor memory technology field, and in the MRAM space in particular, is intense, and the availability of suitable and qualified candidates is limited. We compete to attract and retain qualified research and development personnel with other semiconductor companies, universities and research institutions. Given our experience as an early entrant in the MRAM space, our employees are frequently contacted by MRAM startups and MRAM groups within larger companies seeking to employ them. The members of our management and our key employees are at-will. If we lose the services of any key senior management member or employee, we may not be able to locate suitable or qualified replacements and may incur additional expenses to recruit and train new personnel, which could severely impact our business and prospects. The loss of the services of one or more of our key employees, especially our key engineers, or our inability to attract and retain qualified engineers, could harm our business, financial condition and results of operations.

We currently maintain and are seeking to expand operations outside of the United States which exposes us to significant risks.

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

●    public health issues, such as the COVID-19 pandemic, which can result in varying impacts to our business, employees, partners, customers, distributors or suppliers internationally as discussed elsewhere in this “Risk Factors” section;

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

●    changes in import/export laws, trade restrictions, regulations and customs and duties and tariffs (foreign and domestic);

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

Risk Factors Related to Our Intellectual Property and Technology

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

Risk Factors Related to Regulatory Matters and Compliance

To comply with environmental laws and regulations, we may need to modify our activities or incur substantial costs, and if we fail to comply with environmental regulations, we could be subject to substantial fines or be required to have our suppliers alter their processes.

The semiconductor memory industry is subject to a variety of international, federal, state and local governmental regulations directed at preventing or mitigating environmental harm, as well as to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances. Failure to comply with environmental regulations could subject us to civil or criminal sanctions and property damage or personal injury claims. Compliance with current or future environmental laws and regulations could restrict our ability to expand our business or require us to modify processes or incur other substantial expenses which could harm our business. In response to environmental concerns, some customers and government agencies impose requirements for the elimination of hazardous substances, such as lead (which is widely used in soldering connections in the process of semiconductor packaging and assembly), from electronic equipment. For example, the European Union adopted its Restriction on Hazardous Substance Directive which prohibits, with specified exceptions, the sale in the EU market of new electrical and electronic equipment containing more than agreed levels of lead or other hazardous materials. China has enacted similar regulations. Environmental laws and regulations such as these could become more stringent over time, causing a need to redesign technologies, imposing greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income and tax credits to offset tax. As of December 31, 2020, we had gross federal net operating loss carryforwards of approximately $140.5 million, of which $99.7 million will expire in 2028 through 2037 if not utilized, and $40.8 million will carryover indefinitely. As of December 31, 2020, we had state net operating loss carryforwards of approximately $54.1 million, of which $51.5 million will expire in 2023 through 2040 if not utilized, and $2.6 million will carryover indefinitely. The federal NOLs generated prior to 2018 will continue to be governed by the NOL tax rules as they existed prior to the adoption of the 2017 Tax Cuts and Jobs Act (2017 Tax Act), which means that generally they will expire 20 years after they were generated if not used prior thereto. The 2017 Tax Act repealed the 20-year carryforward and two-year carryback of NOLs originating after December 31, 2017 and also limits the NOL deduction to 80% of taxable income for tax years beginning after December 31, 2017. Any NOLs generated in 2018 and forward will be carried forward and will not expire. There is no current impact to us as we continue to be in a loss position for U.S. income tax purposes. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. The ability to utilize our net operating losses and tax credits could also be impaired under state law. As a result, we might not be able to utilize a material portion of our state NOLs and tax credits.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

●    any derivative action or proceeding brought on our behalf;

●    any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders;

●    any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; and

●    any action asserting a claim against us that is governed by the internal-affairs doctrine.

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

General Risk Factors

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

We may not successfully manage the transition associated with our Interim Chief Executive Officer and the appointment of a new Chief Executive Officer, which could have an adverse impact on us.

In December 2020, Kevin Conley notified our board of directors of his decision to resign as President and Chief Executive Officer of the Company. In connection with Mr. Conley’s resignation, our board of directors appointed Darin Billerbeck to serve as Interim Chief Executive Officer of the Company until a permanent successor can be named. Our board of directors intends to initiate a search process to select the Company’s next Chief Executive Officer. Although our board of directors is confident in the interim leadership of Mr. Billerbeck, leadership transitions can be inherently difficult to manage, and an inadequate transition to a permanent Chief Executive Officer may cause disruption within the Company. In addition, if we are unable to attract and retain a qualified candidate to become the permanent Chief Executive Officer in a timely manner, our financial performance and ability to meet operational goals and strategic plans may be adversely impacted. This may also impact our ability to retain and hire other key members of management.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office space for our corporate headquarters located in Chandler, Arizona and for our design facility located in Austin, Texas. The leases expire in January 2022.

We have an operating lease for our Arizona manufacturing facility, which includes a total of 18,327 square feet of office and fabrication space, which has a term through January 2022.

We have an operating lease for 27,974 square feet of office and laboratory space in Arizona, with an initial term that ends on January 31, 2022 and an option to renew the lease through August 31, 2024.

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

Holders of Record

As of February 25, 2021, we had 26 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. In addition, our existing credit facility prohibits our ability to pay dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. Any future determination to pay dividends will be made at the discretion of our board of directors subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements. Our future ability to pay cash dividends on our capital stock may also be limited by the terms of any future debt or preferred securities or future credit facility.

Item 6. [Reserved].

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

For an overview of our business, see “Part I – Item 1. Business.”

Key Metrics

We monitor a variety of key financial metrics to help us evaluate trends, establish budgets, measure the effectiveness of our business strategies and assess operational efficiencies. These financial metrics include revenue, gross margin, operating expenses and operating income determined in accordance with GAAP. Additionally, we monitor and project cash flow to determine our sources and uses for working capital to fund our operations. We also monitor Adjusted EBITDA, a non-GAAP financial measure, and design wins. We define Adjusted EBITDA as net income or loss adjusted for interest expense, taxes, depreciation and amortization, stock-based compensation expense, and restructuring costs.

Adjusted EBITDA. Our management and board of directors use Adjusted EBITDA to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operating and financing plans. Accordingly, we believe that Adjusted EBITDA provides useful information for investors in understanding and evaluating our operating results in the same manner as our management and our board of directors. Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, not as superior to, or as a substitute for, net income (loss) reported in accordance with GAAP. The following table presents a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
	2020	2019
Adjusted EBITDA reconciliation:
Net loss	$(8,512)	$(14,669)
Depreciation and amortization	1,982	1,694
Stock-based compensation expense	3,968	3,554
Interest expense	665	747
Restructuring expense	—	782
Adjusted EBITDA	$(1,897)	$(7,892)

Design wins. To continue to grow our revenue, we must continue to achieve design wins for our MRAM products. We consider a design win to occur when an OEM or contract manufacturer notifies us that it has qualified one of our products as a component in a product or system for production. Because the life cycles for our customers’ products can last for many years, if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win. Any delay in the development of our products, or failure of our customers to adopt our products, could inhibit revenue growth or cause declines, which would significantly harm our business. New design wins in each successive quarter of 2020 were 37, 43, 52, and 43, respectively, compared to 14, 13, 22, and 34 in each successive quarter of 2019, respectively.

Effect of the COVID-19 Pandemic on our Business

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

Overall, our business remains operational in the midst of the pandemic. However, as a result of the COVID-19 outbreak and the related responses from government authorities, our business, results of operations and financial condition have been, and continue to be, adversely impacted. For example, we have experienced electronics supply chain and demand disruptions from extended factory shutdowns, particularly in some Asian countries, which created unusual order patterns, and subsequently slowed Toggle MRAM demand, particularly from our industrial customers. We continue to see an impact as reflected in reduced demand from some customers and distributors. While we are working closely with our manufacturing partners and suppliers to support demand for our products, the full impact on our demand from customers remains unknown. Management is thus planning for a broad range of possible demand outcomes in an effort to ensure the success of our business under a variety of end market conditions.

Further, in an effort to protect the health and safety of our employees, we transitioned most of our office and support employees and contractors to working from home; suspended all non-essential business travel; and implemented social distancing guidelines for our employees and contractors who must work in our manufacturing and laboratory locations. Consequently, the remote working environment we have implemented for our employees has adversely impacted manufacturing yield improvement projects given delays in data gathering, analysis and inefficiencies of teams solving technical problems via remote-only means, which has impacted, and continues to impact, our cost of sales.

We will continue to monitor the situation and take additional actions as warranted. These actions may include further altering our operations in order to protect the best interests of our employees, customers and suppliers, and to comply with government requirements, while also planning and executing our business to best support our customers, suppliers, and partners.

Results of Operations

Below are factors we want to highlight for understanding our 2020 annual results and year over year comparison with proper historical perspective:

●	2020 represented a year of broad semiconductor market demand challenges driven by factors that included challenges from the COVID-19 pandemic and international trade conflicts, which had a significant impact on our results;
●	Our manufacturing yields improved throughout 2020 resulting in significantly higher product margins compared to 2019 before reserve charges for excess and obsolete inventory.

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2020	2019	2020	2019

	(In thousands)		(As a percentage of revenue)
Product sales	$39,848	$34,595	95%	92%
Licensing, royalty, and other revenue	2,183	2,908	5	8
Total revenue	42,031	37,503	100	100
Cost of sales	23,942	19,172	57	51
Gross profit	18,089	18,331	43	49
Operating expenses:
Research and development	10,896	14,183	26	38
General and administrative	10,773	12,414	26	33
Sales and marketing	3,983	5,364	9	14
Restructuring	—	782	—	2
Total operating expenses	25,652	32,743	61	87
Loss from operations	(7,563)	(14,412)	(18)	(38)
Interest expense	(665)	(747)	(2)	(2)
Other (expense) income, net	(24)	490	—	1
Net loss before income taxes	(8,252)	(14,669)	(20)	(39)
Income tax expense	(260)	—	(1)	—
Net loss	$(8,512)	$(14,669)	(21)%	(39)%

Comparison of the Years Ended December 31, 2020 and 2019

Revenue

We generated 62% and 66% of our revenue from products sold through distributors for the years ended December 31, 2020 and 2019, respectively.

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

	Year Ended December 31,
	2020	2019
APAC	$29,480	$20,093
North America	9,253	8,690
EMEA	3,298	8,720
Total revenue	$42,031	$37,503

	Year Ended December 31,		Change
	2020	2019	Amount	%

	(Dollars in thousands)
Product sales	$39,848	$34,595	$5,253	15.2%
Licensing, royalty, and other revenue	2,183	2,908	(725)	(24.9)%
Total revenue	$42,031	$37,503	$4,528	12.1%

Total revenue increased by $4.5 million, or 12.1%, from $37.5 million during the year ended December 31, 2019, to $42.0 million during the year ended December 31, 2020. Product sales increased by $5.2 million or 15.2%, from $34.6 million to $39.8 million. The increase was primarily driven by a higher volume of new STT-MRAM product sales.

Licensing, royalty, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Licensing, royalty, and other revenue decreased by $0.7 million, from $2.9 million in 2019 to $2.2 million in 2020. The decrease was primarily due to a $0.7 million decrease in sales of our backend foundry services.

Cost of Sales and Gross Margin

	Year Ended December 31,		Change
	2020	2019	Amount	%

	(Dollars in thousands)
Cost of sales	$23,942	$19,172	$4,770	24.9%
Gross margin	43.0%	48.9%	*	*

Cost of sales increased by $4.8 million, or 24.9%, from $19.2 million during the year ended December 31, 2019, to $23.9 million during the year ended December 31, 2020. The increase was due to a higher volume of wafers produced and sold as well as a $1.9 million reserve charge for excess and obsolete inventory in 2020, partly offset by higher yields on our MRAM products.

Our gross margin decreased from 48.9% during the year ended December 31, 2019 to 43.0% during the year ended December 31, 2020. Our product margins decreased as a result of charges for excess and obsolete inventory offsetting improvement of manufacturing yields throughout 2020.

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

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Research and development	$10,896	$14,183	$(3,287)	(23.2)%
Research and development as a % of revenue	26%	38%

Research and development expenses decreased by $3.3 million, or 23.2%, from $14.2 million during the year ended December 31, 2019, to $10.9 million during the year ended December 31, 2020. The decrease was primarily due to a $1.8 million decrease in expenses with GLOBALFOUNDRIES under our joint development agreement, as well as a decrease in employee and contract labor related costs from a reduction in headcount as a result of our corporate restructuring plan completed in January 2020 as discussed further below, a decrease in spending on direct materials and supplies used in research and development activities due to the timing of purchases, and a decrease in costs to repair equipment. The decreases were partly offset by an increase in software costs.

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
General and administrative	$10,773	$12,414	$(1,641)	(13.2)%
General and administrative as a % of revenue	26%	33%

General and Administrative Expenses. General and administrative expenses decreased by $1.6 million, or 13.2%, from $12.4 million during the year ended December 31, 2019, to $10.8 million during the year ended December 31, 2020. The decrease was primarily due to a $0.9 million decrease in employee costs due to a reduction in headcount as a result of our corporate restructuring plan as discussed further below, as well as a decrease in professional services expense.

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Sales and marketing	$3,983	$5,364	$(1,381)	(25.7)%
Sales and marketing as a % of revenue	9%	14%

Sales and Marketing Expenses. Sales and marketing expenses decreased by $1.4 million, or 25.7%, from $5.4 million during the year ended December 31, 2019, to $4.0 million during the year ended December 31, 2020. The decrease was partially due to a $0.9 million decrease in employee and contract labor related costs from reduction in headcount as a result of our corporate restructuring plan as discussed further below, as well as a decrease in travel costs due to COVID-19 related travel restrictions.

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(Dollars in thousands)
Restructuring	$—	$782	$(782)	*
Restructuring as a % of revenue	—%	2%

*	Not meaningful.

Restructuring expenses. There were no restructuring costs during the year ended December 31, 2020. There were $0.8 million of restructuring expenses during the year ended December 31, 2019. During 2019, we implemented a corporate restructuring to further align strategy and long-term sustainability, which was completed in January 2020. As part of the restructuring, we reduced our workforce by approximately 15 positions across all functions. Restructuring expenses are costs associated with a formal restructuring plan and are related primarily to employee severance and benefit arrangements.

Interest Expense

	Year Ended December 31,		Change
	2020	2019	Amount	%

	(Dollars in thousands)
Interest expense	$665	$747	$(82)	(11.0)%

Interest expense decreased by $0.1 million, or 11.0%, from $0.7 million during the year ended December 31, 2019, to $0.6 million during the year ended December 31, 2020. The slight decrease was due in part to a decrease in non-cash interest related to the amortization of debt discounts derived from the issuance of a warrant, no end of term fee paid in 2020, and a decrease in floor interest rates charged on our credit facilities.

Other Income, Net

	Year Ended December 31,		Change
	2020	2019	Amount	%

	(Dollars in thousands)
Other income, net	$(24)	$490	$(514)	(104.9)%

Other income, net decreased by $0.5 million , or 104.9%, from income of $0.5 million during the year ended December 31, 2019 to expense of $24,000 during the year ended December 31, 2020 due to lower interest earned on our investments.

Liquidity and Capital Resources

As of December 31, 2020, and as of March 4, 2021, we believe that our existing cash and cash equivalents, coupled with the amount available under our credit facility and our anticipated growth and sales levels, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products.

We have generated significant losses since our inception and had an accumulated deficit of $157.2 million as of December 31, 2020. We have historically financed our operations primarily through the sale of our common stock in our initial public offering (IPO) and follow-on public offering, sales of our common stock under our at-the-market sales agreement, sales of our redeemable convertible preferred stock, debt financing and the sale of our products. As of December 31, 2020, we had $14.6 million of cash and cash equivalents, compared to $14.5 million as of December 31, 2019.

In February 2018, we completed a follow-on underwritten public offering of our common stock under our Registration Statement filed in November 2017 (File No. 333-221331), selling 3,772,447 shares of our common stock at an offering price of $7.00 per share for proceeds of $24.5 million, net of $1.9 million of underwriting discounts and commissions and other offering costs.

In August 2019, we entered into an open market sale agreement (2019 Sales Agreement) with Jefferies, LLC (Jefferies) for the offer and sale of shares of our common stock having an aggregate offering of up to $25.0 million from time to time through Jefferies, acting as sales agent. The issuance and sale of these shares by us pursuant to the 2019 Sales Agreement were deemed an “at-the-market” (ATM) offering under the Securities Act of 1933, as amended. Under the 2019 Sales Agreement, we agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales made pursuant to the 2019 Sales Agreement. During the year ended December 31, 2020, we received net proceeds of $2.1 million after deducting commissions and expenses payable by us, from the sale of 468,427 shares of common stock pursuant to the 2019 Sales Agreement. We suspended sales under the 2019 Sales Agreement in March 2020 and terminated the ATM program in November 2020.

Additionally, see “Credit Facilities” below for information regarding our debt financing.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended
	December 31,
	2020	2019

	(In thousands)
Cash used in operating activities	$(2,923)	$(8,116)
Cash used in investing activities	(320)	(861)
Cash provided by financing activities	3,355	85

Cash Flows From Operating Activities

During the year ended December 31, 2020, cash used in operating activities was $2.9 million, which consisted of a net loss of $8.5 million, adjusted by non-cash charges of $6.3 million and a change of $0.7 million in our net operating assets and liabilities. The non-cash charges consisted of stock-based compensation of $4.0 million, depreciation and amortization of $2.0 million, and non-cash interest expense of $0.3 million. The change in our net operating assets and liabilities was primarily due to an increase of $1.8 million in accounts receivable due to increased sales volume and timing of cash receipts for outstanding balances, an increase of $2.1 million in inventory to meet demand of future sales and growing backlog, a decrease of $0.8 million in accounts payable due to the timing of payments, and a decrease of $0.3 million in accrued liabilities primarily due to timing of payments on inventory purchases.

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

Cash Flows From Investing Activities

Cash used in investing activities during the years ended December 31, 2020 and 2019 was $0.3 million and $0.9 million, respectively, which consisted of capital expenditures primarily for the purchase of manufacturing equipment and purchased software.

Cash Flows From Financing Activities

During the year ended December 31, 2020, cash provided by financing activities was $3.4 million, which consisted of $2.1 million in net proceeds from the sale of our common stock in our at-the-market offering under our 2019 Sales Agreement with Jefferies, and $1.3 million in proceeds from stock option exercises and purchases of shares in our employee stock purchase plan.

During the year ended December 31, 2019, cash provided by financing activities was $0.1 million, which consisted of $4.7 million in net proceeds from the sale of our common stock in our at-the-market offering under our 2019 Sales Agreement with Jefferies, and $0.3 million in proceeds from stock option exercises and purchases of shares in our employee stock purchase plan, partially offset by payments on long-term debt of $4.8 million and payment of debt issuance costs of $0.1 million.

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

In July 2020, we executed the first amendment to the 2019 Credit Facility with SVB. The amendment, among other things, extended the initial 12-month interest-only period for the term loan to a 16-month interest-only period and lowered the floor interest rate. The floor interest rates for 2019 Term Loan and the Line of Credit Facility were reduced from 4.75% and 6.75% to 3.75% and 4.75%, respectively.

The amended Line of Credit allows for a maximum draw of $5.0 million, subject to a formula borrowing base, has a two-year term and bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 4.75%. At execution, $2.0 million from the Line of Credit was used to refinance a portion of the outstanding balance of the 2017 Credit Facility, and $3.0 million remains available under the Line of Credit, subject to borrowing base availability. As of December 31, 2020, the effective interest rate under the Line of Credit was 10.18% and the outstanding balance was $2.0 million. The Line of Credit matures on August 5, 2021.

The amended 2019 Term Loan provides for a $6.0 million term loan, which was used to refinance the remaining balance of the 2017 Credit Facility. The amended 2019 Term Loan has a term of 46 months, and a 16-month interest-only period followed by 30 months of equal principal payments, plus accrued interest. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 3.75%. As of December 31, 2020, the effective interest rate under the 2019 Term Loan was 7.85% and the outstanding balance was $6.0 million. The 2019 Term Loan matures on June 1, 2023.

In conjunction with entering into the 2019 Credit Facility, on August 5, 2019, we and SVB amended and restated the warrant issued to SVB in connection with the first amendment to the 2017 Credit Facility, which was a warrant to purchase 9,375 shares of our common stock at an exercise price of $8.91 per share, to add an option by SVB to put the warrant back to us for $50,000 upon expiration or a liquidity event, to be prorated if SVB exercises a portion of the warrant. The warrant expires on July 6, 2023. Additionally, in conjunction with entering into the first amendment to the 2019 Credit Facility, on July 15, 2020, we issued an additional warrant to SVB to purchase 21,500 shares of our common stock at an exercise price of $0.01 per share which expires on July 15, 2025.

Collateral for the 2019 Credit Facility includes all of our assets except for intellectual property. We are required to comply with certain covenants under the 2019 Credit Facility, including requirements to maintain a minimum cash balance and availability under the Line of Credit, and restrictions on certain actions without the consent of the lender, such as limitations on our ability to engage in mergers or acquisitions, sell assets, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all covenants at December 31, 2020. The 2019 Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on our business, operations or condition, or on our ability to perform our obligations under the 2019 Term Loan. As of December 31, 2020, we do not believe that it is probable that the clause will be triggered within the next 12 months.

For additional information about the 2019 Credit Facility, see Note 6 to our financial statements in Part II, Item 8 of this report.

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

Our billing practices approximate our performance as measured by an output method, where each output represents the completion of a performance obligation. We utilize the invoice practical expedient as defined in Accounting Standards Codification (ASC) Topic 606, resulting in recognition of revenue in the amount that we have the right to invoice.

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

Product Revenue

For products sold in their discrete form, we either sell our products directly to OEMs, ODMs, contract manufacturers (CMs), or through a network of distributors, who in turn sell to those customers. For sales directly to OEMs, ODMs and CMs, we recognize revenue when the OEM, ODM or CM obtains control of the product, which occurs at a point in time, generally upon shipment to the customer.

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

We recognize revenue from non-refundable upfront payments when the license is transferred to the customer and we have no other performance obligations.

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

Inventory

We record inventories at the lower of cost, determined on a first-in, first-out basis or specific identification method, or market. We write down inventory for estimated excess or obsolete inventory equal to the difference between cost and estimated net realizable value. Inventory write downs establish a new cost basis for inventory and charges are not subsequently reversed even if circumstances subsequently indicate that increased carrying amounts are recoverable. In estimating these reserves, our evaluation takes into consideration historical and expected future demand considering current market conditions and trends, the effect new products may have on the sale of existing products, technological obsolescence and other factors. We record inventory write-downs for the valuation of inventory when required based on our analyses and any write-downs result in a new cost basis for the affected item.

JOBS Act Accounting Election

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the JOBS Act) and therefore we may take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions until we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earliest of: (1) December 31, 2021, (2) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more, (3) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities, or (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of certain of the same exemptions from disclosure requirements discussed above.

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

Item 8. Financial Statements and Supplementary Data.

EVERSPIN TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Everspin Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Everspin Technologies, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Phoenix, Arizona

March 4, 2021

EVERSPIN TECHNOLOGIES, INC.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$14,599	$14,487
Accounts receivable, net	7,607	5,799
Inventory	5,721	7,863
Prepaid expenses and other current assets	270	539
Total current assets	28,197	28,688
Property and equipment, net	1,946	3,479
Right-of-use assets	2,313	3,132
Other assets	73	73
Total assets	$32,529	$35,372

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,224	$2,873
Accrued liabilities	2,232	2,727
Current portion of long-term debt	4,242	670
Operating lease liabilities	1,508	1,582
Other liabilities	31	42
Total current liabilities	10,237	7,894
Long-term debt, net of current portion	3,748	7,149
Operating lease liabilities, net of current portion	903	1,840
Long-term income tax liability	229	—
Total liabilities	$15,117	$16,883
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 19,031,556 and 18,081,753 shares issued and outstanding as of December 31, 2020 and 2019	2	2
Additional paid-in capital	174,584	167,149
Accumulated deficit	(157,174)	(148,662)
Total stockholders’ equity	17,412	18,489
Total liabilities and stockholders’ equity	$32,529	$35,372

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Product sales	$39,848	$34,595
Licensing, royalty, and other revenue	2,183	2,908
Total revenue	42,031	37,503
Cost of sales	23,942	19,172
Gross profit	18,089	18,331
Operating expenses:[1]
Research and development	10,896	14,183
General and administrative	10,773	12,414
Sales and marketing	3,983	5,364
Restructuring	—	782
Total operating expenses	25,652	32,743
Loss from operations	(7,563)	(14,412)
Interest expense	(665)	(747)
Other (expense) income, net	(24)	490
Net loss before income taxes	(8,252)	(14,669)
Income tax expense	(260)	—
Net loss and comprehensive loss	$(8,512)	$(14,669)
Net loss per common share, basic and diluted	$(0.45)	$(0.85)
Weighted-average shares used to compute net loss per common share, basic and diluted	18,782,287	17,317,042

[1]Operating expenses include stock-based compensation as follows:
Research and development	$903	$736
General and administrative	2,710	2,460
Sales and marketing	355	358
Total stock-based compensation	$3,968	$3,554

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	17,095,456	2	158,912	(133,993)	24,921
Issuance of common stock under stock incentive plans	97,310	—	282	—	282
Issuance of common stock in at-the- market offering, net of issuance costs (Note 7)	888,987	—	4,734	—	4,734
Modification of warrant in connection with 2019 Credit Facility	—	—	(19)	—	(19)
Stock-based compensation expense	—	—	3,240	—	3,240
Net loss	—	—	—	(14,669)	(14,669)
Balance at December 31, 2019	18,081,753	$2	$167,149	$(148,662)	$18,489
Issuance of common stock under stock incentive plans	481,376	—	1,595	—	1,595
Issuance of common stock in at-the- market offering, net of issuance costs (Note 7)	468,427	—	2,084	—	2,084
Issuance of warrant	—	—	152	—	152
Stock-based compensation expense	—	—	3,604	—	3,604
Net loss	—	—	—	(8,512)	(8,512)
Balance at December 31, 2020	19,031,556	$2	$174,584	$(157,174)	$17,412

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(8,512)	$(14,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,982	1,694
Loss on disposal of property and equipment	30	20
Stock-based compensation	3,968	3,554
Non-cash gain on warrant revaluation	(2)	(3)
Non-cash interest expense	323	290
Changes in operating assets and liabilities:
Accounts receivable	(1,808)	1,723
Inventory	2,142	1,234
Prepaid expenses and other current assets	269	149
Accounts payable	(820)	202
Accrued liabilities	(303)	(2,210)
Lease liabilities	(192)	(100)
Net cash used in operating activities	(2,923)	(8,116)
Cash flows from investing activities
Purchases of property and equipment	(320)	(861)
Net cash used in investing activities	(320)	(861)
Cash flows from financing activities
Payments on debt	—	(4,840)
Payments of debt issuance costs	—	(80)
Payments on finance lease obligation	(9)	(11)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	1,280	282
Proceeds from issuance of common stock in at-the-market offering, net of issuance costs	2,084	4,734
Net cash provided by financing activities	3,355	85
Net increase (decrease) in cash and cash equivalents	112	(8,892)
Cash and cash equivalents at beginning of period	14,487	23,379
Cash and cash equivalents at end of period	$14,599	$14,487
Supplementary cash flow information:
Interest paid	$342	$480
Cash paid for taxes	$—	$48
Operating cash flows paid for operating leases	$1,736	$1,693
Financing cash flows paid for finance leases	$9	$11
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating leases	$—	$23
Increase of right-of-use asset and lease liability due to lease modification	$545	$895
Purchases of property and equipment in accounts payable and accrued liabilities	$216	$57
Modification of warrant	$—	$36
Issuance of warrant with debt	$152	$—

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Notes to Financial Statements

1. Organization and Operations

Everspin Technologies, Inc. (the Company) was incorporated in Delaware on May 16, 2008. The Company’s magnetoresistive random access memory (MRAM) solutions offer the persistence of non-volatile memory with the speed and endurance of random access memory (RAM) and enable the protection of mission critical data particularly in the event of power interruption or failure. The Company’s MRAM solutions allow its customers in key markets, such as industrial, medical, automotive/transportation, aerospace and data center, to design high performance, power-efficient and reliable systems without the need for bulky batteries or capacitors.

Ability to continue as a going concern

The Company believes that its existing cash and cash equivalents as of December 31, 2020, coupled with its anticipated growth and sales levels and availability under its credit facility, will be sufficient to meet its anticipated cash requirements for at least the next 12 months from the financial statement issuance date. The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. The Company may be required at some point in the future to seek additional equity or debt financing, to sustain operations beyond that point, and such additional financing may not be available on acceptable terms or at all. If the Company is unable to raise additional capital or generate sufficient cash from operations to adequately fund its operations, it will need to curtail planned activities to reduce costs. Doing so will likely harm its ability to execute on its business plan.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company generally does not require collateral or other security in support of accounts receivable. Allowances would be provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The

Company also considers a number of factors in evaluating the sufficiency of its allowance for doubtful accounts, including the length of time receivables are past due, significant one-time events, creditworthiness of customers and historical experience. Account balances would be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s evaluation determined that no material allowance for doubtful accounts was necessary at December 31, 2020 and 2019.

The Company establishes an allowance for product returns. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of sales returns. Returns are processed as credits on future purchases and, as a result, the allowance is recorded against the balance of trade accounts receivable. In addition, the Company establishes an allowance for estimated price concessions related to its distributer agreements. The Company estimates credits to distributors based on the historical rate of credits provided to distributors relative to sales. At December 31, 2020 and 2019, the allowance for product returns and price concessions was $238,000 and $231,000, respectively.

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2020	2019
Trade accounts receivable	$7,590	$5,454
Unbilled accounts receivable	255	576
Allowance for product returns and price concessions	(238)	(231)
Accounts receivable, net	$7,607	$5,799

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

	Revenue		Accounts Receivable
	Year Ended December 31,		December 31,
Customers	2020	2019	2020	2019
Celestica Shared Service Centre	29%	21%	29%	41%
Customer B	11%	*	25%	11%
Customer C	*	12%	*	*
Customer D	*	12%	*	*
Customer E	*	10%	*	*
*	Less than 10%

Inventory

Inventory is valued at the lower of cost, using the first-in, first-out or specific identification method, or market. The carrying value of inventory is adjusted for excess and obsolescence based on the Company’s evaluation which takes into consideration historical and expected future demand, the effect new products may have on the sale of existing products, technological obsolescence, and other factors including inventory age and shipment. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that new cost basis.

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

The carrying value of accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments. As of December 31, 2020, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments consist of Level 1 assets and a Level 3 liability. Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds that are included in cash equivalents. The Company’s Level 3 liability consists of warrants issued in connection with the 2019 Credit Facility (Note 6). The change in the fair value of the warrant liability during the year ended December 31, 2020 was immaterial.

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$14,669	$—	$—	$14,669
Total assets measured at fair value	$14,669	$—	$—	$14,669

Liabilities:
Warrant liability	$—	$—	$31	$31
Total liabilities measured at fair value	$—	$—	$31	$31

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12,367	$—	$—	$12,367
Total assets measured at fair value	$12,367	$—	$—	$12,367

Liabilities:
Warrant liability	$—	$—	$33	$33
Total liabilities measured at fair value	$—	$—	$33	$33

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation begins at the time the asset is placed in service. Maintenance and repairs are charged to operations as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Useful Lives
Computer and network equipment	2 years
Manufacturing equipment	2 – 7 years
Furniture and fixtures	7 years
Software	3 years
Leasehold improvements	2 years (not to exceed the lease life)

Costs incurred to develop software for internal use during the application development phase are capitalized and amortized over such software’s estimated useful life. Costs related to the design or maintenance of internal-use software are included in operating expenses as incurred. During 2020, no such costs were capitalized to property and equipment, compared to $238,000 capitalized to property and equipment during 2019. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in operations. Amortization expense of assets acquired through finance leases is included in the statements of operations and comprehensive loss.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets, including property and equipment, at the asset group level, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. If such events or changes in circumstances occur, for purposes of this assessment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by comparison of the carrying amount of each asset group to the future undiscounted cash flows the asset group is expected to generate over its remaining life. If the asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. There have been no impairments of the Company’s long-lived assets during either of the periods presented.

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

The Company determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The classification of the Company's leases as operating or finance leases along with the initial measurement and recognition of the associated ROU assets and lease liabilities is performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. The Company uses its incremental borrowing rate, based on the information available at commencement date, to determine the present value of lease payments when its leases do not provide an implicit rate. The Company uses the implicit rate when readily determinable. The ROU asset is based on the measurement of the lease liability, includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Amortization expense for ROU assets associated with finance leases is recognized on a straight-line basis over the shorter of the useful life of the asset or the lease term and interest expense associated with finance leases is recognized on the balance of the lease liability using the effective interest method based on the estimated incremental borrowing rate.

The Company has lease agreements with lease and non-lease components. The Company has elected to not separate lease and non-lease components for any leases involving real estate and office equipment classes of assets and, as a result, accounts for the lease and non-lease components as a single lease component. The Company has elected to separate lease and non-lease components for any leases involving manufacturing facility classes of assets. Further, the Company elected the short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to leases with terms of 12 months or less (short-term leases) for all classes of assets. As of December 31, 2020, the Company did not have any short-term leases.

Operating leases are included in right-of-use assets, operating lease liabilities, and operating lease liabilities, net of current portion in the Company’s balance sheet. Finance leases are included in property and equipment, net, other liabilities, and other long-term liabilities in the Company’s balance sheet.

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

Revenue from non-refundable upfront payments is recognized when the license is transferred to the customer and the Company has no other performance obligations.

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

Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated losses incurred for unidentified issues based on historical experience. A warranty liability was not recorded at

December 31, 2020 and 2019, as the estimated future warranty costs were not material based on the Company’s historical experience.

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

The Company measures its stock option grants based on the estimated fair value of the options as of the grant date using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized over the requisite service period using the straight-line method. The Company accounts for forfeitures as they occur.

Expected volatility. The Company determines the expected stock price volatility based on the historical volatility of its common stock and the historical volatilities of a peer group. Industry peers consist of several public companies in the technology industry similar in size, stage of life cycle and financial leverage. The Company intends to continue to consistently apply this process using the same or similar public companies until a sufficient trading history of its common stock becomes available. If circumstances change such that the identified companies are no longer similar, the Company will revise its peer group to substitute more suitable companies in this calculation.

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

Recently Issued Pronouncements

In December 2019, the FASB issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740). Simplifying the Accounting for Income Taxes. The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The adoption of ASU 2019-12 is not expected to have a material effect on the Company’s financial statements and related disclosures.

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

3. Revenue

The Company sells the majority of its products to its distributors, but also to OEMs. The Company also recognizes revenue under licensing and royalty agreements with some customers. The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Year Ended December 31,
	2020	2019
Distributor	$26,027	$24,724
Non-distributor	16,004	12,779
Total revenue	$42,031	$37,503

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Year Ended December 31,
	2020	2019
Point in time	$40,846	$35,665
Over time	1,185	1,838
Total revenue	$42,031	$37,503

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Year Ended December 31,
	2020	2019
Product sales	$39,848	$34,595
Royalties	998	1,070
Other revenue	1,185	1,838
Total revenue	$42,031	$37,503

The Company recognizes revenue in three geographic regions: North America; Europe, Middle East and Africa (EMEA); and Asia-Pacific (APAC). The following table presents the Company’s revenues disaggregated by the geographic region to which the product is delivered or licensee is located (in thousands):

	Year Ended December 31,
	2020	2019
APAC	$29,480	$20,093
North America	9,253	8,690
EMEA	3,298	8,720
Total revenue	$42,031	$37,503

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Raw materials	$329	$119
Work-in-process	4,910	6,329
Finished goods	482	1,415
Total inventory	$5,721	$7,863

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Manufacturing equipment	$12,296	$12,228
Computer and network equipment	917	877
Furniture and fixtures	112	112
Software	925	925
Leasehold improvements	1,444	1,444
Total property and equipment, gross	15,694	15,586
Less: accumulated depreciation	(13,748)	(12,107)
Total property and equipment, net	$1,946	$3,479

Depreciation and amortization expense during the years ended December 31, 2020 and 2019 was $2.0 million and $1.7 million, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Payroll-related expenses	$1,274	$1,236
Joint development agreement expenses	—	170
Inventory	416	87
Restructuring expenses	—	782
Other	542	452
Total accrued liabilities	$2,232	$2,727

5. Commitments and Contingencies

Leases

Operating leases consist primarily of office space expiring at various dates through 2022.

The undiscounted future non-cancellable lease payments under the Company’s operating leases were as follows (in thousands):

As of December 31, 2020	Amount
2021	$1,603
2022	861
2023	68
Total undiscounted lease payments	2,532
Less: present value adjustment	(121)
Total operating lease liabilities	2,411
Less: current portion of operating lease liabilities	(1,508)
Total operating lease liabilities, net of current portion	$903

Other information related to the Company's operating lease liabilities was as follows:

	December 31,
	2020	2019
Weighted-average remaining lease term (years)	1.74	2.06
Weighted-average discount rate	6.00%	6.00%

Lease costs for the Company’s operating leases were $1.5 and $1.6 million for the years ended December 31, 2020 and 2019, respectively. Variable lease payments for operating leases were immaterial for the years ended December 31, 2020 and 2019. Lease costs for the Company’s finance lease were immaterial for the years ended December 31, 2020 and 2019.

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

The Line of Credit under the amended 2019 Credit Facility allows for a maximum draw of $5.0 million, subject to a formula borrowing base, has a two-year term and bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 4.75%. As of December 31, 2020, the interest rate was 4.75%. The Line of Credit required a commitment fee of 1.6% of the maximum availability of the Line of Credit, which was paid in August 2019 upon closing, and was accounted for as a debt discount. The Line of Credit also provides for a termination fee equal to 1% of the maximum availability under the Line of Credit, which is due in case of a termination of the Line of Credit prior to the scheduled maturity date, and an unused facility fee equal to 0.125% per annum of the average unused portion of the Line of Credit, which is expensed as incurred. At execution, $2.0 million from the Line of Credit was used to refinance a portion of the outstanding balance of the 2017 Credit Facility, and $3.0 million remains available under the Line of Credit, subject to borrowing base availability. As of December 31, 2020, the effective interest rate under the Line of Credit was 10.18% and the outstanding balance was $2.0 million. The Line of Credit matures on August 5, 2021.

The Term Loan under the amended 2019 Credit Facility provides for a $6.0 million term loan, which was used to refinance the remaining balance of the 2017 Credit Facility. The 2019 Term Loan has a term of 46 months, and a 16-month interest only period followed by 30 months of equal principal payments, plus accrued interest. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 3.75%. As of December 31, 2020, the interest rate was 3.75%. A final payment of 7% of the original principal amount of the 2019 Term Loan must be made when the 2019 Term Loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment, which is accounted for as a debt discount, is being accreted using the effective interest method. The 2019 Term Loan has a prepayment fee equal to 2% of the total commitment, which is due only if the 2019 Term Loan is prepaid prior to the scheduled maturity date for any reason. As of December 31, 2020, the effective interest rate under the 2019 Term Loan was 7.85% and the outstanding balance was $6.0 million. The 2019 Term Loan matures on June 1, 2023.

In conjunction with entering into the 2019 Credit Facility, on August 5, 2019, the Company and SVB amended and restated the warrant issued to SVB in connection with the first amendment to the 2017 Credit Facility. See Note 7 for more information.

In conjunction with entering into the first amendment to the 2019 Credit Facility, on July 15, 2020, the Company issued a warrant to SVB to purchase 21,500 shares of the Company’s common stock at an exercise price of $0.01 per share. See Note 7 for more information.

Collateral for the 2019 Credit Facility includes all of the Company’s assets except for intellectual property. The Company is required to comply with certain covenants under the 2019 Credit Facility, including requirements to maintain a minimum cash balance and availability under the Line of Credit, and restrictions on certain actions without the consent of the lender, such as limitations on its ability to engage in mergers or acquisitions, sell assets, incur indebtedness or grant liens or negative pledges on its assets, make loans or make other investments. Under these covenants, the Company is prohibited from paying cash dividends with respect to its capital stock. The Company was in compliance with all covenants at December 31, 2020. The 2019 Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the term loan. As of December 31, 2020, management does not believe that it is probable that the clause will be triggered within the next 12 months, and therefore the term loan is classified as long-term debt.

The carrying value of the Company’s 2019 Credit Facility at December 31, 2020, was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$4,400	$4,020	$8,420
Unamortized debt discounts	(158)	(272)	(430)
Net carrying value	$4,242	$3,748	$7,990

The carrying value of the Company’s 2019 Credit Facility at December 31, 2019, was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$800	$7,620	$8,420
Unamortized debt discounts	(130)	(471)	(601)
Net carrying value	$670	$7,149	$7,819

The table below includes the principal repayments due under the 2019 Credit Facility as of December 31, 2020 (in thousands):

Principal Repayment as of December 31, 2020
2021	4,400
2022	2,400
2023	1,620
Total principal repayments	$8,420

7. Stockholders’ Equity

Common Stock

Common stockholders are entitled to dividends if and when declared by the board of directors. As of December 31, 2020, no dividends on common stock had been declared by the board of directors.

At-the-Market Sales Agreement

In August 2019, the Company entered into an Open Market Sale Agreement (2019 Sales Agreement) with Jefferies, LLC (Jefferies) for the offer and sale of shares of its common stock having an aggregate offering of up to $25.0 million from time to time through Jefferies, acting as the Company’s sales agent. The issuance and sale of these shares by the Company pursuant to the 2019 Sales Agreement are deemed an “at-the-market” (ATM) offering under the Securities Act of 1933, as amended. Under the 2019 Sales Agreement, the Company agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales made pursuant to the 2019 Sales Agreement. During the year ended December 31, 2020, the Company received net proceeds of $2.1 million after deducting commissions and expenses payable by the Company, from the sale of 468,427 shares of common stock pursuant to the 2019 Sales Agreement. The Company suspended sales under the 2019 Sales Agreement in March 2020 and terminated the ATM program in November 2020.

Reserved Shares of Common Stock

The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2020	2019
Options issued and outstanding	2,272,905	1,931,903
Shares available for future option grants	179,219	638,227
RSUs subject to future vesting	416,742	211,962
Common stock warrants	49,336	27,836
Total	2,918,202	2,809,928

Warrants

In conjunction with the credit facility, Silicon Valley Bank held warrants to purchase 9,229 shares of the Company’s common stock at an exercise price of $26.00 per share. These warrants were cancelled when the Company entered into the first amendment to the 2017 Credit Facility (see Note 6) and the Company subsequently issued a warrant to SVB for the purchase of 9,375 shares of the Company’s common stock at an exercise price of $8.91 per share. The warrant can be exercised at any time and expires five years after the date of issuance. The Company estimated the fair value of the warrant as $43,000 on the date of issuance using the Black-Scholes option pricing model. The warrant is classified within equity and was recorded as a discount to the debt to be amortized into interest expense over the remaining term of the loan using the effective interest method.

In conjunction with entering into the 2019 Credit Facility, on August 5, 2019, the Company and SVB amended and restated the warrant issued to SVB in connection with the first amendment to the 2017 Credit Facility, to add an option by SVB to put the warrant back to the Company for $50,000 upon expiration or a liquidity event, to be prorated if SVB exercises a portion of the warrant. The warrant expires on July 6, 2023. As of August 5, 2019, the warrant was classified as a liability and recorded at fair value within other liabilities in the Company’s balance sheet. Due to the put right, the warrant is subject to fair value remeasurement at each subsequent reporting date until the exercise or expiration of the warrant. The fair value of the warrant is estimated using a Black-Scholes valuation model. Any resulting change in the fair value of the warrant will be recorded as other income, net in the Company’s statements of operations and comprehensive loss. The fair value adjustment was not material in the years ended December 31, 2020 and 2019.

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

In connection with the Company’s prior credit facility with Ares Venture Finance entered into in June 2015, the Company issued Ares Venture Finance a warrant to purchase 18,461 shares of the Company’s common stock at an exercise price of $26.00 per share. The warrant can be exercised at any time and expires on June 5, 2025.

8. Stock-Based Compensation

2016 Employee Incentive Plan

The Company’s board of directors adopted the 2016 Equity Incentive Plan (the 2016 Plan) on April 25, 2016, which was subsequently approved on September 20, 2016 by the Company’s stockholders. The 2016 Plan became effective on October 7, 2016, the date the Company’s S-8 registration statement relating to the 2016 Plan was declared effective by the SEC.

The Company’s 2016 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation to employees, directors and consultants. In addition, the Company’s 2016 Plan provides for the grant of performance cash awards to employees, directors and consultants.

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

The term and vesting periods for options granted under the 2008 Plan were determined by the Company’s board of directors. Options granted generally vest over four years. Options must be exercised within a 10-year period or sooner if so specified within the option agreement.

No further grants will be made under the Company’s 2008 Plan. However, any outstanding stock awards granted under the 2008 Plan will remain outstanding, subject to the terms of the Company’s 2008 Plan and the applicable stock award agreements, until such outstanding stock awards that are stock options are exercised or until they terminate or expire by their terms, or until such stock awards are fully settled, terminated or forfeited. At December 31, 2020, 157,329 options under the 2008 Plan remained outstanding.

Summary of Stock Option Activity

The following table summarizes the stock option and award activity for all grants under the 2008 Plan and 2016 Plan:

		Options Outstanding
			Weighted-	Weighted-
	Options and		Average	Average
	Awards		Exercise	Remaining	Aggregate
	Available for	Number of	Price Per	Contractual	Intrinsic
	Grant	Options	Share	Life (years)	Value
					(In thousands)
Balance—December 31, 2019	638,227	1,931,903	$7.17	6.5	$188
Authorized	542,452	—
RSUs granted	(469,304)	—
RSUs cancelled/forfeited	56,562	—
Options granted	(894,955)	894,955	$2.74
Options exercised	—	(223,463)	$5.23		$355
Options cancelled/forfeited	306,237	(330,490)	$7.45
Balance—December 31, 2020	179,219	2,272,905	$5.58	7.9	$1,640
Options exercisable—December 31, 2020		1,048,021	$7.28	6.8	$13

During the years ended December 31, 2020 and 2019, the Company granted options with a weighted-average grant date fair value of $1.81 and $4.06 per share, respectively.

The total fair value of options vested during the year was $2.2 million and $2.3 million, for the years ended December 31, 2020, and 2019, respectively.

2016 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2016 Employee Stock Purchase Plan (the ESPP) on April 25, 2016, which was subsequently approved on September 20, 2016 by the Company’s stockholders. The Company had 526,863 shares available for issuance under the Company’s ESPP as of December 31, 2020. Employees purchased 49,951 shares for $112,000 during the year ended December 31, 2020 and 44,344 shares for $232,000 during the year ended December 31, 2019.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares issued under the ESPP:

Year Ended
December 31,
	2020	2019
Expected volatility	44.7 - 100.7%	39.6 - 74.2%
Risk-free interest rate	0.12 - 1.68%	1.67 - 2.66%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Dividend yield	—%	—%

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

The following table summarizes RSU activity for the year ended December 31, 2020:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2019	211,962	$6.97
Granted	469,304	4.52
Vested	(207,962)	6.10
Cancelled/forfeited	(56,562)	5.18
Balance—December 31, 2020	416,742	$4.89

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of December 31, 2020, there was $1.4 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.1 years.

Stock-based Compensation Expense

As of December 31, 2020, there was $3.2 million of total unrecognized compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 2.7 years. Compensation cost capitalized within inventory at December 31, 2020 and 2019 was not material.

The Company estimated the fair value of each option grant using the Black-Scholes option-pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the assumptions below.

Year Ended
December 31,
	2020	2019
Expected volatility	74.4 - 79.3%	65.1 - 74.4%
Risk-free interest rate	0.22 - 1.63%	1.46 - 2.52%
Expected term (in years)	6.07 - 6.08	5.3 - 6.1
Dividend yield	—%	—%

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

10. Significant Agreements

GLOBALFOUNDRIES, Inc. Joint Development Agreement

Since October 17, 2014, the Company has participated in a joint development agreement (JDA) with GLOBALFOUNDRIES Inc. (GF), a semiconductor foundry, for the joint development of Spin-transfer Torque MRAM (STT-MRAM) technology to produce a family of discrete and embedded MRAM technologies. The term of the agreement is until the completion, termination, or expiration of the last statement of work entered into pursuant to the joint development agreement. The agreement was extended on December 31, 2019 to include a new phase of support for 12nm MRAM development.

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

The Company incurred no project costs, recognized as research and development expense in the year ended December 31, 2020, compared to $1.8 million during the year ended December 31, 2019. The Company entered into a Statement of Work (SOW) and an Amendment to the SOW, under the JDA with GF effective August 2016 and June 2018 respectively. The Company is entitled to revenues under the JDA and its Amendment upon delivery and acceptance of product.

Silterra Malaysia Sdn. Bhd. Joint Collaboration Agreement

In September 2018, the Company entered into a Joint Collaboration Agreement (JCA) with Silterra Malaysia Sdn. Bhd., and another third party. The JCA was intended to create additional manufacturing capacity for the Company’s Toggle MRAM products. The Company had previously anticipated initial production starting in 2020. However, as a result of recent delays, the Company now anticipates that initial production is expected to start some time in 2021. Under the JCA, the Company is required to pay non-recurring engineering costs of $1.0 million. As of December 31, 2020, the Company has paid $600,000 of these JCA costs. There were no JCA costs paid during the year ended December 31, 2020. The Company paid $200,000 of JCA costs in the year ended December 31, 2019.

11. Restructuring

During the year ended December 31, 2019, the Company implemented a corporate restructuring to ensure long-term sustainability. As part of the restructuring, the Company reduced its workforce by approximately 15 positions across all functions. The restructuring expense of $782,000 during the year ended December 31, 2019 represented all cash consideration of the restructuring, and primarily related to employee severance and benefit arrangements that was paid in 2020.

12. Geographic Information

Property and equipment, net by country was as follows (in thousands):

	December 31,
	2020	2019
United States	$1,415	$2,235
Singapore	287	789
Other	244	455
	$1,946	$3,479

Revenue from customers is designated based on the geographic region or country to which the product is delivered or the licensee is located. Revenue by country was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Hong Kong	$18,258	$10,144
United States	5,743	4,915
Japan	5,403	5,660
Canada	3,423	1,714
Germany	2,867	6,423
China	2,403	1,361
All other	3,934	7,286
Total revenue	$42,031	$37,503

13. Income Taxes

For the years ended December 31, 2020 and 2019, the Company’s provision for income tax consisted of:

	Year Ended December 31,
	2020	2019
Current:
Federal	—	—
State	—	—
Foreign	260	—
Total Current	$260	$—

Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total Deferred	$—	$—

Provision for income taxes	$260	$—

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2020	2019
Tax at statutory federal rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(1.5)	(0.8)
Stock-based compensation	5.4	2.0
Change in uncertain tax benefits	3.1	—
Change in valuation allowance	17.0	18.9
Other	—	0.9
Provision for income taxes	3.0%	0.0%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$31,683	$29,684
Inventory	147	874
Accruals	254	430
Depreciation and amortization	240	143
Limitation on business interest	268	186
Stock-based compensation	676	546
Right of use liability	549	776
Gross deferred tax assets	33,817	32,639
Valuation allowance	(33,265)	(31,840)
Deferred tax assets	552	799
Deferred tax liabilities:
Right of use asset	(527)	(710)
Other	(25)	(89)
Deferred tax liabilities	(552)	(799)
Net deferred tax assets	$—	$—

The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets as of December 31, 2020 and 2019. There was no utilization in 2020 and the net valuation allowance increased by $1.4 million in 2020. In 2019 there was no utilization and the net valuation allowance increased by $2.8 million in 2019.

As of December 31, 2020, the Company had federal net operating loss carryforwards of approximately $140.5 million, of which $99.7 million will begin to expire in the year of 2028 through 2037 if not utilized, and $40.8 million will carryover indefinitely. In addition, the Company had state net operating loss carryforwards of approximately $54.1 million, of which $51.5 million will begin to expire in 2023 through 2040 if not utilized, and $2.6 million will carryover indefinitely.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted into law. The legislation contains a number of economic relief provisions in response to the COVID-19 pandemic, including the following tax related provisions; (1) ability to carryback tax losses five years for losses generated in tax year 2018 through 2020, (2) the ability for Corporations to elect to utilize the 2019 Adjusted Taxable Income and 50% limitation for IRC Section 163(j) purposes, (3) a technical correction to the definition of Qualified Leasehold Improvement Property, and (4) the ability to defer employer payroll taxes for the period of March 27 to December 31, 2020. As of December 31, 2020, these provisions do not materially impact the Company.

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company is subject to U.S. federal and state income tax examinations by authorities for all tax years beginning in 2008, due to the accumulated net operating losses that are carried forward.

A summary of changes in the Company’s gross unrecognized tax benefits for the years ended December 31, 2020 and 2019 was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Unrecognized tax expense, beginning of the year	—	—
Increase related to prior year tax positions	91	—
Increase related to current year tax positions	13	—
Unrecognized tax expense, end of year	$104	$—

The total balance of unrecognized tax benefits as of December 31, 2020 would impact the effective tax rate, if recognized.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefit as a component of income tax expense. The Company has accrued penalties and interest of $156,000 and $0, as of December 31, 2020 and 2019, respectively. The Company estimates no material amount of unrecognized tax benefits will be recognized in the next 12 months.

14. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019
Numerator:
Net loss	$(8,512)	$(14,669)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per common share, basic and diluted	18,782,287	17,317,042
Net loss per common share, basic and diluted	$(0.45)	$(0.85)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2020	2019
Options to purchase common stock	2,272,905	1,931,903
Restricted stock units	416,742	211,962
Common stock warrants	49,336	27,836
Total	2,738,983	2,171,701

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our management team, including our Interim Chief Executive Officer (Interim CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2020.

Based on this evaluation, our Interim CEO and CFO concluded that, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020, based on the material weakness described below.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K includes a report of management’s assessment regarding internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm because, as an “emerging growth company” under the JOBS Act, our independent registered public accounting firm is not required to issue such an attestation report.

The following report is provided by management in respect of our internal control over financial reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management used the Committee of Sponsoring Organizations of the Treadway Commission Internal Control - Integrated Framework (2013), or the COSO framework, to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 and has concluded that such internal control over financial reporting was not effective, based on the material weakness described below.

Material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We determined our controls around inventory, including unit reconciliations and communication protocols between operations and accounting were not sufficiently designed to prevent and detect a material misstatement. We have established a plan to remediate this material weakness outlined below.

Management’s steps taken to remediate the material weakness.

To remediate this material weakness, we are taking the following actions:

●	We are establishing multi-discipline processes to actively manage and make decisions regarding our inventory to support our business objectives.

●	We are providing additional training to our Operations Teams and updating procedures with our third-party Assembly Houses.

●	We hired additional qualified personnel to assist management with its financial statement close process and provide oversight of our financial reporting.

We will continue to monitor stability of the platform and further enhance the business controls around inventory management. We continue to assess our accounting policies and internal controls documentation to ensure they are effective in helping us manage the business and to prevent and detect material misstatements. Our management has concluded that the financial statements included elsewhere in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and is in conformity with GAAP.

Changes in internal control over financial reporting.

Except with respect to the remediation actions described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2021 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2020, under the headings “Management,” “Proposal 1 - Election of Directors,” “Board Committees and Meetings,” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services.

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements

Information in response to this Item is included in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

EXHIBIT INDEX

†
		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	10/13/2016

3.1.1	Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	5/22/2019

3.1.2	Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	5/27/2020

3.2	Bylaws.	8-K	001-37900	3.2	5/22/2019

4.1	Form of Common Stock Certificate of the registrant.	S-1	333-213569	4.1	9/09/2016

4.2	Amended and Restated Warrant to Purchase Common Stock, dated as of August 5, 2019, between the registrant and Silicon Valley Bank.	10-Q	001-37900	4.2	11/07/2019

4.3	Warrant to Purchase Common Stock, dated as of July 15, 2020, between the registrant and Silicon Valley Bank.	10-Q	001-37900	4.3	8/06/2020

4.4*	Description of Common Stock.

10.1†	Form of Indemnity Agreement between the registrant and its directors and officers.	S-1	333-213569	10.1	9/09/2016

10.2†	2008 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1/A	333-213569	10.2	9/26/2016

10.3†	Amended and Restated 2016 Equity Incentive Plan.	8-K	001-37900	10.1	5/22/2018

10.4†	Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise used with the 2016 Equity Incentive Plan.	S-1/A	333-213569	10.3	9/26/2016

10.5†	Form of Restricted Stock Unit Award Agreement under the 2016 Equity Incentive Plan.	10-Q	001-37900	10.3	11/13/2017

10.6†	2016 Employee Stock Purchase Plan.	S-1/A	333-213569	10.4	9/26/2016

10.7	Lease, dated as of June 6, 2008, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.5	9/09/2016

10.7.1	Amendment No. 1 to Lease, dated as of February 2, 2009, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.6	9/09/2016

10.7.2	Amendment No. 2 to Lease, dated as of February 18, 2010, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.7	9/09/2016

10.7.3	Amendment No. 3 to Lease, dated as of July 20, 2011, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.8	9/09/2016

10.7.4	Amendment No. 4 to Lease, dated as of June, 2014 by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.9	9/09/2016

10.7.5	Amendment No. 5 to Lease, dated as of March 22, 2017 by and between the registrant and Freescale Semiconductor, Inc.	8-K	001-37900	10.1	3/28/2017

10.7.6	Amendment No. 6 to Lease, dated as of October 31, 2017 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-K	001-37900	10.40	3/15/2018

10.7.7	Amendment No. 7 to Lease, effective as of June 30, 2018 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-Q	001-37900	10.1	11/14/2018

10.7.8	Amendment No. 8 to Lease, effective as of November 30, 2019 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-K	001-37900	10.15	3/13/2020

10.7.9	Amendment No. 9 to Lease, effective as of March 31, 2020 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-Q	001-37900	10.2	8/06/2020

10.8	Amended and Restated Loan and Security Agreement, dated as of August 5, 2019, between the registrant and Silicon Valley Bank.	10-Q	001-37900	10.1	11/7/2019

10.8.1	First Amendment to Amended and Restated Loan and Security Agreement, dated as of July 15, 2020, by and between the registrant and Silicon Valley Bank.	10-Q	001-37900	10.3	8/06/2020

10.9	Commercial Industrial Lease Agreement, dated as of May 18, 2012 by and between the registrant and Principal Life Insurance Company.	S-1	333-213569	10.17	9/09/2016

10.9.1	Amendment No. 1 to Commercial Industrial Lease Agreement, dated August 12, 2016 by and between the registrant and Legacy Stonelake JV-T, LLC, successor in interest to Principal Life Insurance Company.	S-1	333-213569	10.22	9/09/2016

10.10	Sublease Agreement, dated January 31, 2017 by and between the registrant and NXP USA, Inc. and Consent to of Landlord to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001-37900	10.1	3/28/2017

10.10.1	First Amendment to Sublease Agreement, dated February 13, 2017, by and between the registrant and NXP USA, Inc. and Consent of Landlord to Amendment to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001-37900	10.2	3/28/2017

10.10.2	Second Amendment to Sublease Agreement dated March 2, 2017 by and between the registrant and NXP USA, Inc. and Consent of Landlord to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001-37900	10.3	3/28/2017

10.10.3	Third Amendment to Sublease Agreement, dated October 17, 2017 by and between the registrant and NXP USA, Inc. and Consent of Landlord to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	10-K	001-37900	10.39	3/15/2018

10.11+	STT-MRAM Joint Development Agreement, dated as of October 17, 2014 by and between the registrant and GLOBALFOUNDRIES Inc.	S-1	333-213569	10.18	9/09/2016

10.11.1+	Amendment No. 1 to the STT-MRAM Joint Development Agreement, dated as of May 27, 2016 by and between the registrant and GLOBALFOUNDRIES Inc.	S-1	333-213569	10.19	9/09/2016

10.11.2*	Amendment No. 2 to the STT-MRAM Joint Development Agreement, effective as of July 25, 2017 by and between the registrant and GLOBALFOUNDRIES Inc.

10.11.3+	Amendment No. 3 to the STT-MRAM Joint Development Agreement, effective as of January 1, 2018 by and between the registrant and GLOBALFOUNDRIES Inc.	10-K	001-37900	10.27	3/15/2019

10.11.4*	Amendment No. 4 to the STT-MRAM Joint Development Agreement, effective as of December 31, 2019 by and between the registrant and GLOBALFOUNDRIES, Inc.

10.12+	Manufacturing Agreement, dated as of October 23, 2014 by and between the registrant and GLOBALFOUNDRIES Singapore Pte. Ltd.	S-1	333-213569	10.20	9/09/2016

10.13	Restricted Stock Purchase Agreement, dated as of October 21, 2014 by and between the registrant and GLOBALFOUNDRIES Inc.	S-1	333-213569	10.21	9/09/2016

10.14	Common Stock Purchase Agreement, dated as of September 23, 2016 by and between the registrant and GigaDevice (HK) Limited.	S-1/A	333-213569	10.23	9/26/2016

10.15†	Non-employee Director Compensation.	10-Q	001-37900	10.2	8/7/2019

10.16†	Compensation arrangements with certain executive officers.	8-K	001-37900	Item 5.02	2/20/2020

10.17†	Executive Employment Agreement, dated as of April 25, 2016 by and between the registrant and Dr. Jon Slaughter.	10-K	001-37900	10.25	3/29/2017

10.18†	Executive Employment Agreement, dated as of April 25, 2016 by and between the registrant and Jeff Winzeler.	10-Q	001-37900	10.2	5/8/2019

10.19†	Executive Employment Agreement, dated as of August 18, 2017 between the registrant and Kevin Conley.	8-K	001-37900	10.1	8/23/2017

10.20†	Offer Letter, dated as of March 6, 2019 by and between the registrant and Troy Winslow.	10-Q	001-37900	10.3	5/8/2019

10.21†	Offer Letter, dated as of July 10, 2019 by and between the registrant and Matthew Tenorio.	10-K	001-37900	10.35	3/13/2020

10.22†	Executive Severance and Change in Control Plan.	10-K	001-37900	10.36	3/13/2020

10.23†	Separation Agreement, dated January 8, 2020, by and between the registrant and Jeffrey Winzeler.	10-Q	001-37900	10.2	5/08/2020

10.24†	Offer Letter, dated June 5, 2020, by and between the registrant and Daniel Berenbaum.	10-Q	001-37900	10.1	8/06/2020

10.25†*	Separation Agreement and Release, dated December 22, 2020, by and between the registrant and Kevin Conley.

10.26†*	Offer Letter, dated December 30, 2020, by and between the registrant and Darin Billerbeck.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**

Furnished herewith. Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

+	Confidential treatment has been granted for certain portions of this exhibit.
++	Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.
†	Indicates a management contract or compensatory plan.

(b) We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the Exhibit Index immediately above.

(c) See Item 15(a)2 above.

Item 16. Form 10-K Summary

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chandler, Arizona, on March 4, 2021.

Everspin Technologies, Inc.

By:	/s/ Darin Billerbeck
Darin Billerbeck
Interim Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Daniel Berenbaum
Daniel Berenbaum
Chief Financial Officer
(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Darin Billerbeck and Daniel Berenbaum, and each of them, as his true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him and in his name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darin Billerbeck	Interim Chief Executive Officer, and Executive Chairman of the Board	March 4, 2021
Darin Billerbeck	(Principal Executive Officer)

/s/ Daniel Berenbaum	Chief Financial Officer	March 4, 2021
Daniel Berenbaum	(Principal Financial and Accounting Officer)

/s/ Lawrence G. Finch	Director	March 4, 2021
Lawrence G. Finch

/s/ Ronald C. Foster	Director	March 4, 2021
Ronald C. Foster

/s/ Stephen J. Socolof	Director	March 4, 2021
Stephen J. Socolof

/s/ Peter Hébert	Director	March 4, 2021
Peter Hébert

/s/ Geoffrey R. Tate	Director	March 4, 2021
Geoffrey R. Tate

/s/ Mike Gustafson	Director	March 4, 2021
Mike Gustafson

/s/ Geoff Ribar	Director	March 4, 2021
Geoff Ribar