Form 10-Q
period 2021-03-31
EVERSPIN TECHNOLOGIES INC
filed 2021-05-07
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the Registrant’s Common Stock outstanding as of May 2, 2021 was 19,272,921.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$15,485	$14,599
Accounts receivable, net	10,315	7,607
Inventory	5,358	5,721
Prepaid expenses and other current assets	208	270
Total current assets	31,366	28,197
Property and equipment, net	1,657	1,946
Right-of-use assets	1,970	2,313
Other assets	73	73
Total assets	$35,066	$32,529

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,944	$2,224
Accrued liabilities	2,148	2,232
Deferred revenue	3,000	—
Current portion of long-term debt	4,277	4,242
Operating lease liabilities	1,367	1,508
Other liabilities	37	31
Total current liabilities	12,773	10,237
Long-term debt, net of current portion	3,199	3,748
Operating lease liabilities, net of current portion	662	903
Long-term income tax liability	229	229
Total liabilities	$16,863	$15,117
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 19,222,342 and 19,031,556 shares issued and outstanding as of March 31, 2021 and December 31, 2020	2	2
Additional paid-in capital	175,835	174,584
Accumulated deficit	(157,634)	(157,174)
Total stockholders’ equity	18,203	17,412
Total liabilities and stockholders’ equity	$35,066	$32,529

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Product sales	$9,068	$9,635
Licensing, royalty, and other revenue	1,212	473
Total revenue	10,280	10,108
Cost of sales	4,295	4,757
Gross profit	5,985	5,351
Operating expenses:[1]
Research and development	2,439	3,030
General and administrative	2,843	2,800
Sales and marketing	987	1,103
Total operating expenses	6,269	6,933
Loss from operations	(284)	(1,582)
Interest expense	(152)	(172)
Other (expense) income, net	(15)	48
Net loss before income taxes	(451)	(1,706)
Income tax expense	(9)	(26)
Net loss and comprehensive loss	$(460)	$(1,732)
Net loss per common share, basic and diluted	$(0.02)	$(0.10)
Weighted-average shares used to compute net loss per common share, basic and diluted	19,092,367	18,055,693

[1]Operating expenses include stock-based compensation as follows:
Research and development	$181	$162
General and administrative	485	585
Sales and marketing	77	58
Total stock-based compensation	$743	$805

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	19,031,556	$2	$174,584	$(157,174)	$17,412
Exercise of stock options	54,077	—	144	—	144
Issuance of common stock under stock incentive plans	136,709	—	364	—	364
Stock-based compensation expense	—	—	743	—	743
Net loss	—	—	—	(460)	(460)
Balance at March 31, 2021	19,222,342	$2	$175,835	$(157,634)	$18,203

	Three Months Ended March 31, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	18,081,753	$2	$167,149	$(148,662)	$18,489
Issuance of common stock under stock incentive plans	88,375	—	315	—	315
Stock-based compensation expense	—	—	805	—	805
Issuance of common stock in at-the-market offering, net of issuance costs	468,427	—	2,084	—	2,084
Net loss	—	—	—	(1,732)	(1,732)
Balance at March 31, 2020	18,638,555	$2	$170,353	$(150,394)	$19,961

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(460)	$(1,732)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	383	409
Stock-based compensation	743	805
Non-cash gain (loss) on warrant revaluation	4	(6)
Non-cash interest expense	86	73
Changes in operating assets and liabilities:
Accounts receivable	(2,708)	(521)
Inventory	363	(81)
Prepaid expenses and other current assets	62	21
Accounts payable	(63)	(1,067)
Accrued liabilities	280	(435)
Deferred revenue	3,000	—
Lease liabilities	(39)	(21)
Net cash provided by (used in) operating activities	1,651	(2,555)
Cash flows from investing activities
Purchases of property and equipment	(309)	(64)
Net cash used in investing activities	(309)	(64)
Cash flows from financing activities
Payments on debt	(600)	—
Payments on finance lease obligation	—	(2)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	144	—
Proceeds from issuance of common stock in at-the-market offering, net of issuance costs	—	2,084
Net cash (used in) provided by financing activities	(456)	2,082
Net increase (decrease) in cash and cash equivalents	886	(537)
Cash and cash equivalents at beginning of period	14,599	14,487
Cash and cash equivalents at end of period	$15,485	$13,950
Supplementary cash flow information:
Interest paid	$66	$99
Operating cash flows paid for operating leases	$413	$486
Financing cash flows paid for finance leases	$—	$2
Non-cash investing and financing activities:
Bonus settled in shares of common stock	$364	$315

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

The Company believes that its existing cash and cash equivalents as of March 31, 2021, coupled with its anticipated growth and sales levels will be sufficient to meet its anticipated cash requirements for at least the next twelve months from the financial statement issuance date. The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. The Company may be required at some point in the future to seek additional equity or debt financing, to sustain operations beyond that point, and such additional financing may not be available on acceptable terms or at all. If the Company is unable to raise additional capital or generate sufficient cash from operations to adequately fund its operations, it will need to curtail planned activities to reduce costs. Doing so will likely harm its ability to execute on its business plan.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Trade accounts receivable	$9,240	$7,590
Unbilled accounts receivable	1,308	255
Allowance for product returns and price concessions	(233)	(238)
Accounts receivable, net	$10,315	$7,607

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

	Revenue		Accounts Receivable, net
	Three Months Ended		As of
	March 31,		March 31,	December 31,
Customers	2021	2020	2021	2020
Customer A	*	22%	16%	29%
Customer B	27%	12%	39%	25%
Customer C	*	11%	*	*
Customer D	*	11%	*	*
*	Less than 10%

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

As of March 31, 2021, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments consist of Level 1 assets and a Level 3 liability. Level 1 assets consist of highly liquid money market funds that are included in cash equivalents. The Company’s Level 3 liability consists of warrants issued in connection with the Company’s current credit facility (Note 6).

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$15,820	$—	$—	$15,820
Total assets measured at fair value	$15,820	$—	$—	$15,820

Liabilities:
Warrant liability	$—	$—	$36	$36
Total liabilities measured at fair value	$—	$—	$36	$36

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$14,669	$—	$—	$14,669
Total assets measured at fair value	$14,669	$—	$—	$14,669

Liabilities:
Warrant liability	$—	$—	$31	$31
Total liabilities measured at fair value	$—	$—	$31	$31

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

3. Revenue

The Company sells the majority of its products to distributors and original equipment manufacturers (OEMs). The Company also recognizes revenue under manufacturing and engineering service agreements and licensing and royalty agreements with some customers.

The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Three Months Ended March 31,
	2021	2020
Distributor	$7,866	$6,990
Non-distributor	2,414	3,118
Total revenue	$10,280	$10,108

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended March 31,
	2021	2020
Point in time	$10,034	$10,043
Over time	246	65
Total revenue	$10,280	$10,108

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended March 31,
	2021	2020
Product sales	$9,068	$9,635
Royalties	966	408
Other revenue	246	65
Total revenue	$10,280	$10,108

The Company recognizes revenue in three primary geographic regions: North America; Europe, Middle East and Africa (EMEA); and Asia-Pacific (APAC). The following table presents the Company’s revenues disaggregated by the geographic region to which the product is delivered or licensee is located (in thousands):

	Three Months Ended March 31,
	2021	2020
APAC	$7,158	$6,896
North America	1,740	1,104
EMEA	1,382	2,108
Total revenue	$10,280	$10,108

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$391	$329
Work-in-process	4,779	4,910
Finished goods	188	482
Total inventory	$5,358	$5,721

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Payroll-related expenses	$1,691	$1,274
Inventory	236	416
Other	221	542
Total accrued liabilities	$2,148	$2,232

Deferred Revenue

In the three months ended March 31, 2021, the Company executed contractual arrangements with a customer for the development of a RAD-Hard product, consisting of a technology license, design license agreement and development subcontract. The Company does not share in the rights to future revenues or royalties. The total arrangements are for $6.5 million in consideration.

The Company concluded these contractual arrangements represent one arrangement and evaluated its promises to the customer and whether the performance obligations granted under the arrangement were distinct.  The licenses provided to the customer are not transferable, are of limited value without the promised development services, and the customer cannot benefit from the license agreements without the specific obligated services in the development subcontract, as there is strong interdependency between the licenses and the development subcontract. Accordingly, the Company determined the licenses were not distinct within the context of the contract and combined the license with other performance obligations.

As a result, the Company expects to recognize revenue related to the performance obligations over time and expects to begin recognizing revenue in the second quarter of 2021 over the performance obligation time period. No revenue was recorded during the three months ended March 31, 2021.

Under the agreements, we received a non-refundable, upfront payment of $3.0 million, which was recorded as deferred revenue, current, as of March 31, 2021, as the Company expects to recognize this to revenue within the next twelve months.

5. Leases

Operating leases consist primarily of office space expiring at various dates through 2023. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. In May 2020, the Company executed an amendment to its lease agreement for its manufacturing facility. The amendment extended the lease term by one year and reduced the monthly rent payment.

The undiscounted future non-cancellable lease payments under the Company’s operating leases were as follows (in thousands):

As of March 31, 2021	Amount
2021	$1,190
2022	861
2023	67
Total lease payments	2,118
Less: imputed interest	(89)
Total operating lease liabilities	2,029
Less: current portion of operating lease liabilities	(1,367)
Total operating lease liabilities, net of current portion	$662

Other information related to the Company’s operating lease liabilities was as follows:

	March 31,	December 31,
	2021	2020
Weighted-average remaining lease term (years)	1.52	1.74
Weighted-average discount rate	6.00%	6.00%

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

In July 2020, the Company executed the first amendment to the 2019 Credit Facility with SVB. The amendment, among other things, extended the initial 12-month interest-only period for the 2019 Term Loan to a 16-month interest-only period and lowered the floor interest rate. The floor interest rates for 2019 Term Loan and the Line of Credit were reduced from 4.75% and 6.75% to 3.75% and 4.75%, respectively.

The Line of Credit under the amended 2019 Credit Facility allows for a maximum draw of $5.0 million, subject to a formula borrowing base, has a two-year term and bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 4.75%. As of March 31, 2021, the interest rate was 4.75%. The Line of Credit required a commitment fee of 1.6% of the maximum availability of the Line of Credit, which was paid in August 2019 upon closing, and was accounted for as a debt discount. The Line of Credit also provides for a termination fee equal to 1% of the maximum availability under the Line of Credit, which is due in case of a termination of the Line of Credit prior to the scheduled maturity date, and an unused facility fee equal to 0.125% per annum of the average unused portion of the Line of Credit, which is expensed as incurred. At execution, $2.0 million from the Line of Credit was used to refinance a portion of the outstanding balance of the 2017 Credit Facility, and $3.0 million remains available under the Line of Credit, subject to borrowing base availability. As of March 31, 2021, the effective interest rate under the Line of Credit was 10.18% and the outstanding balance was $2.0 million. The Line of Credit matures on August 5, 2021.

The Term Loan under the amended 2019 Credit Facility provides for a $6.0 million term loan, which was used to refinance the remaining balance of the 2017 Credit Facility. The 2019 Term Loan has a term of 46 months, and a 16-month interest-only period followed by 30 months of equal principal payments, plus accrued interest. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 3.75%. As of March 31, 2021, the interest rate was 3.75%. A final payment of 7% of the original principal amount of the 2019 Term Loan must be made when the 2019 Term Loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment, which is accounted for as a debt discount, is being accreted using the effective interest method. The 2019 Term Loan has a prepayment fee equal to 2% of the total commitment, which is due only if the 2019 Term Loan is prepaid prior to the scheduled maturity date for any reason. As of March 31, 2021, the effective interest rate under the 2019 Term Loan was 7.85% and the outstanding balance was $5.4 million. The 2019 Term Loan matures on June 1, 2023.

In conjunction with entering into the 2019 Credit Facility, on August 5, 2019, the Company and SVB amended and restated the warrant issued to SVB in connection with the first amendment to the 2017 Credit Facility, which was a warrant to purchase 9,375 shares of the Company’s common stock at an exercise price of $8.91 per share, to add an option by SVB to put the warrant back to the Company for $50,000 upon expiration or a liquidity event, to be prorated if SVB exercises a portion of the warrant. The warrant expires on July 6, 2023. The warrant is classified as a liability and recorded at fair value within other liabilities in the Company’s condensed balance sheet. Due to the put right, the warrant is subject to fair value remeasurement at each subsequent reporting date until the exercise or expiration of the warrant. Any resulting change in the fair value of the warrant will be recorded as other (expense) income, net in the Company’s condensed statement of operations and comprehensive loss. The Company recognized other expense of $4,000 and other income of $5,000 for the three months ended March 31, 2021 and 2020, respectively.

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

Collateral for the 2019 Credit Facility includes all of the Company’s assets except for intellectual property. The Company is required to comply with certain covenants under the 2019 Credit Facility, including requirements to maintain a minimum cash balance and availability under the Line of Credit, and restrictions on certain actions without the consent of the lender, such as limitations on its ability to engage in mergers or acquisitions, sell assets, incur indebtedness or grant liens or negative pledges on its assets, make loans or make other investments. Under these covenants, the Company is prohibited from paying cash dividends with respect to its capital stock. The Company was in compliance with all covenants at March 31, 2021. The 2019 Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the term loan. As of March 31, 2021, management does not believe that it is probable that the clause will be triggered within the next 12 months, and therefore the term loan is classified as long-term debt.

The carrying value of the Company’s 2019 Credit Facility at March 31, 2021 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$4,400	$3,420	$7,820
Unamortized debt discounts	(123)	(221)	(344)
Net carrying value	$4,277	$3,199	$7,476

The carrying value of the Company’s 2019 Credit Facility at December 31, 2020 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$4,400	$4,020	$8,420
Unamortized debt discounts	(158)	(272)	(430)
Net carrying value	$4,242	$3,748	$7,990

The table below includes the principal repayments due under the 2019 Credit Facility (in thousands):

Principal Repayment as of March 31, 2021
2021	3,800
2022	2,400
2023	1,620
Total principal repayments	$7,820

7. Stockholders’ Equity

At-the-Market Sales Agreement

In August 2019, the Company entered into an Open Market Sale Agreement (2019 Sales Agreement) with Jefferies, LLC (Jefferies), for the offer and sale of shares of its common stock having an aggregate offering of up to $25.0 million from time to time through Jefferies, acting as the Company’s sales agent. The issuance and sale of these shares by the Company pursuant to the 2019 Sales Agreement are deemed an “at-the-market” (ATM) offering under the Securities Act of 1933, as amended. Under the 2019 Sales Agreement, the Company agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales made pursuant to the Sales Agreement. During the three months ended March 31, 2020, the Company received net proceeds of $2.1 million, after deducting commissions and expenses payable by the Company, from the sale of 468,427 shares of common stock pursuant to the 2019 Sales Agreement. The Company suspended sales under the 2019 Sales Agreement in March 2020 and terminated the ATM program in November 2020.

8. Stock-Based Compensation

The following table summarizes the stock option and award activity for the three months ended March 31, 2021:

		Options Outstanding
			Weighted-	Weighted-
	Options and		Average	Average	Aggregate
	Awards		Exercise	Remaining	Intrinsic
	Available for	Number of	Price Per	Contractual	Value
	Grant	Options	Share	Life (years)	(In thousands)
Balance—December 31, 2020	179,219	2,272,905	$5.58	7.9	$1,640
Authorized	570,946	—
RSUs granted	(236,605)	—
RSUs cancelled/forfeited	31,626	—
Options granted	(39,500)	39,500	$5.52
Options exercised	—	(54,077)	$2.66		$194
Options cancelled/forfeited	134,857	(136,432)	$3.96
Balance—March 31, 2021	640,543	2,121,896	$5.75	6.1	$2,359
Options exercisable—March 31, 2021		1,288,863	$6.81	4.5	$586

The total grant date fair value of options vested was $312,000 and $799,000 during the three months ended March 31, 2021 and 2020, respectively.

The weighted-average grant date fair value of employee options granted was $3.53 and $1.52 per share during the three months ended March 31, 2021 and 2020, respectively.

2016 Employee Stock Purchase Plan

In January 2021, there was an increase of 190,315 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP) pursuant to the terms of the ESPP. The Company had 717,181 shares available for future issuance under the Company’s ESPP as of March 31, 2021. Employees did not purchase any shares during the three months ended March 31, 2021 and 2020.

Restricted Stock Units

The following table summarizes restricted stock units (RSUs) activity for the three months ended March 31, 2021:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2020	416,742	$4.89
Granted	236,605	5.71
Vested	(136,709)	5.16
Cancelled/forfeited	(31,626)	4.12
Balance—March 31, 2021	485,012	$5.26

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of March 31, 2021, there was $1.7 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 1.5 years.

Stock-based Compensation Expense

As of March 31, 2021, there was $2.0 million of total unrecognized stock-based compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 2.7 years. Compensation cost capitalized within inventory at March 31, 2021 and at December 31, 2020 was not material.

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

No project costs were incurred during the three months ended March 31, 2020 and 2021.

Silterra Malaysia Sdn. Bhd. Joint Collaboration Agreement

In September 2018, the Company entered into a Joint Collaboration Agreement (JCA) with Silterra Malaysia Sdn. Bhd., and another third party. The JCA will create additional manufacturing capacity for the Company’s Toggle MRAM products. The Company had previously anticipated initial production starting in 2020. However, as a result of recent delays, the Company now anticipates initial production to start some time in 2021. Under the JCA, the Company is required to pay non-recurring engineering costs of $1.0 million. As of March 31, 2021, the Company has paid $600,000 of these JCA costs. There were no JCA costs paid during the three months ended March 31, 2021. The Company does not expect to incur additional JCA costs for the remainder of 2021.

10. Net Loss Per Common Share

The following outstanding shares of potentially dilutive securities have been excluded from diluted net loss per common share for the periods presented, because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	2,121,896	2,437,124
Restricted stock units	485,012	326,903
Common stock warrants	49,336	27,836
Total	2,656,244	2,791,863

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes included in Part I, Item 1 of this report and with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

	Three Months Ended March 31,
	2021	2020
Adjusted EBITDA reconciliation:
Net loss	$(460)	$(1,732)
Depreciation and amortization	383	409
Stock-based compensation expense	743	805
Interest expense	152	172
Adjusted EBITDA	$818	$(346)

Design wins. To continue to grow our revenue, we must continue to achieve design wins for our MRAM products. We consider a design win to occur when an OEM or contract manufacturer notifies us that it has qualified one of our products as a component in a product or system for production. Because the life cycles for our customers’ products can last for many years, if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win. New design wins in the first quarter of 2021 and 2020 were 40 and 37, respectively.

Effect of the COVID-19 Pandemic on our Business

The novel coronavirus (COVID-19) outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” total lock-down orders, business limitations or shutdowns and similar orders. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, and initially created significant volatility and disruption of financial markets.

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

Further, in an effort to protect the health and safety of our employees, we transitioned most of our office and support employees and contractors to working from home; suspended all non-essential business travel; and implemented social distancing guidelines for our employees and contractors who must work in our manufacturing and laboratory locations. Consequently, the remote working environment we have implemented for our employees has adversely impacted manufacturing operations given delays in data gathering, analysis and inefficiencies of teams solving technical problems via remote-only means, which has impacted, and continues to impact, our cost of sales.

We will continue to monitor the situation and take additional actions as warranted. These actions may include further altering our operations in order to protect the best interests of our employees, customers and suppliers, and to comply with government requirements, while also planning and executing our business to best support our customers, suppliers, and partners.

The ultimate extent of the impact of the COVID-19 pandemic on our business, results of operations and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the actions to contain the virus or treat its impact, such as the efficacy of vaccines (particularly with respect to emerging strains of the virus), and how quickly and to what extent normal economic and operating conditions can resume. Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. See “Risk Factors” in Part II, Item 1A of this report for additional risks we face due to the COVID-19 pandemic.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2021	2020	2021	2020
	(In thousands)		(As a percentage of revenue)
Product sales	$9,068	$9,635	88%	95%
Licensing, royalty, and other revenue	1,212	473	12	5
Total revenue	10,280	10,108	100	100
Cost of sales	4,295	4,757	42	47
Gross profit	5,985	5,351	58	53
Operating expenses:
Research and development	2,439	3,030	24	30
General and administrative	2,843	2,800	28	28
Sales and marketing	987	1,103	10	11
Total operating expenses	6,269	6,933	62	69
Loss from operations	(284)	(1,582)	(4)	(16)
Interest expense	(152)	(172)	(1)	(2)
Other (expense) income, net	(15)	48	—	—
Net loss before income taxes	(451)	(1,706)	(4)	(17)
Income tax expense	(9)	(26)	—	—
Net loss	$(460)	$(1,732)	(5)%	(18)%

Comparison of the three months ended March 31, 2021 and 2020

Revenue

We generated 77% and 69% of our revenue from products sold through distributors for the three months ended March 31, 2021 and 2020, respectively.

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

	Three Months Ended March 31,
	2021	2020
APAC	$7,158	$6,896
North America	1,740	1,104
EMEA	1,382	2,108
Total revenue	$10,280	$10,108

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	%

	(Dollars in thousands)
Product sales	$9,068	$9,635	$(567)	(5.9)%
Licensing, royalty, and other revenue	1,212	473	739	156.2%
Total revenue	$10,280	$10,108	$172	1.7%

Total revenue increased by $0.2 million, or 1.7%, from $10.1 million during the three months ended March 31, 2020, to $10.3 million during the three months ended March 31, 2021. Product sales decreased by $0.6 million, or 5.9%, from $9.6 million to $9.0 million due to a lower volume of units produced and sold.

Licensing, royalty, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Our best estimate of royalty revenue earned is made through the year, with an annual adjustment recognized for actual sales in the first quarter of each fiscal year. Licensing, royalty and other revenue increased by $0.7 million, from $0.5 million during the three months ended March 31, 2020 to $1.2 million during the three months ended March 31, 2021. The increase was driven by the royalty catch-up.

Cost of Sales and Gross Margin

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	%

	(Dollars in thousands)
Cost of sales	$4,295	$4,757	$(462)	(9.7)%
Gross margin	58.2%	52.9%

Cost of sales decreased by $0.5 million, or 9.7%, from $4.8 million during the three months ended March 31, 2020 to $4.3 million during the three months ended March 31, 2021. The decrease was due to a lower volume of units produced and sold, as well as improved manufacturing yields.

Gross margin increased from 52.9% during the three months ended March 31, 2020 to 58.2% during the three months ended March 31, 2021. The increase in gross margin was due primarily to higher licensing and royalty revenue, that had no associated cost of sales and improved manufacturing yields.

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

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Research and development	$2,439	$3,030	$(591)	(19.5)%
Research and development as a % of revenue	24%	30%

Research and development expenses decreased by $0.6 million, or 19.5%, from $3.0 million during the three months ended March 31, 2020 to $2.4 million during the three months ended March 31, 2021. The decrease was due to less spend on supplies and software.

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
General and administrative	$2,843	$2,800	$43	1.5%
General and administrative as a % of revenue	28%	28%

General and Administrative Expenses. General and administrative expenses increased by $43,000, or 1.5%, from $2.8 million during the three months ended March 31, 2020 to $2.8 million during the three months ended March 31, 2021.

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Sales and marketing	$987	$1,103	$(116)	(10.5)%
Sales and marketing as a % of revenue	10%	11%

Sales and Marketing Expenses. Sales and marketing expenses decreased by $0.1 million or 10.5%, from $1.1 million during the three months ended March 31, 2020 to $1.0 million during the three months ended March 31, 2021. The decrease was primarily due to a decrease in employee and contract labor related costs due to a decrease in headcount as a result of our corporate restructuring plan completed in January 2020.

Interest Expense

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	%

	(Dollars in thousands)
Interest expense	$152	$172	$(20)	(11.6)%

Interest expense remained relatively flat during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The slight decrease was partially due to a decrease in outstanding principal on the Term Loan.

Other (Expense) Income, Net

	Three Months Ended
	March 31,		Change
	2021	2020	Amount	%

	(Dollars in thousands)
Other (expense) income, net	$(15)	$48	$(63)	(131.3)%

Other (expense) income, net was an expense of $15,000 during the three months ended March 31, 2021 compared to income of $48,000 during the three months ended March 31, 2020. The change was primarily due to a decrease in interest income earned on our cash balances during the quarter from the lower interest rate environment.

Liquidity and Capital Resources

We have generated significant losses since our inception and had an accumulated deficit of $157.6 million as of March 31, 2021, compared to $157.2 million as of December 31, 2020. We have historically financed our operations primarily through the sale of our common stock in our initial public offering (IPO) and follow-on public offering, sales of our common stock under our at-the-market (ATM) program (which was terminated in November 2020), sales of our redeemable convertible preferred stock, debt financing and the sale of our products. As of March 31, 2021, we had $15.5 million of cash and cash equivalents, compared to $14.6 million as of December 31, 2020.

We believe that our existing cash and cash equivalents as of March 31, 2021, coupled with the amount available under our credit facility and our anticipated growth and sales levels, will be sufficient to meet our anticipated cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products.

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

The amended Line of Credit allows for a maximum draw of $5.0 million, subject to a formula borrowing base, has a two-year term and bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 4.75%. At execution, $2.0 million from the Line of Credit was used to refinance a portion of the outstanding balance of the 2017 Credit Facility, and $3.0 million remains available under the Line of Credit, subject to borrowing base availability. As of March 31, 2021, the effective interest rate under the Line of Credit was 10.18% and the outstanding balance was $2.0 million. The Line of Credit matures on August 5, 2021.

The amended 2019 Term Loan provides for a $6.0 million term loan, which was used to refinance the remaining balance of the 2017 Credit Facility. The amended 2019 Term Loan has a term of 46 months, and a 16-month interest only period followed by 30 months of equal principal payments, plus accrued interest. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 3.75%. As of March 31, 2021, the effective interest rate under the 2019 Term Loan was 7.85% and the outstanding balance was $5.4 million. The 2019 Term Loan matures on June 1, 2023.

Collateral for the 2019 Credit Facility includes all of our assets except for intellectual property. We are required to comply with certain covenants under the 2019 Credit Facility, including requirements to maintain a minimum cash balance and availability under the Line of Credit, and restrictions on certain actions without the consent of the lender, such as limitations on our ability to engage in mergers or acquisitions, sell assets, incur indebtedness or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all covenants at March 31, 2021. The 2019 Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on our business, operations or condition, or on our ability to perform our obligations under the 2019 Term Loan. As of March 31, 2021, we do not believe that it is probable that the clause will be triggered within the next 12 months.

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

For additional information about the 2019 Credit Facility, see Note 6 to our condensed financial statements in Part I, Item 1 of this report.

At-the-Market Sales Agreement

In August 2019, the Company entered into an Open Market Sale Agreement (2019 Sales Agreement) with Jefferies, LLC (Jefferies) for the offer and sale of shares of its common stock having an aggregate offering of up to $25.0 million from time to time through Jefferies, acting as the Company’s sales agent. The issuance and sale of these shares by the Company pursuant to the 2019 Sales Agreement are deemed an ATM offering under the Securities Act of 1933, as amended. Under the 2019 Sales Agreement, the Company agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales made pursuant to the 2019 Sales Agreement. During the three months ended March 31, 2020, the Company received net proceeds of $2.1 million after deducting commissions and expenses payable by the Company, from the sale of 468,427 shares of common stock pursuant to the 2019 Sales Agreement. The Company suspended sales under the 2019 Sales Agreement in March 2020 and terminated the ATM program in November 2020.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Cash provided by (used in) operating activities	$1,651	$(2,555)
Cash used in investing activities	(309)	(64)
Cash (used in) provided by financing activities	(456)	2,082

Cash Flows From Operating Activities

During the three months ended March 31, 2021, cash provided by operating activities was $1.7 million, which consisted of a net loss of $0.5 million, adjusted by non-cash charges of $1.2 million and a change of $0.9 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $0.7 million, depreciation and amortization of $0.4 million, and interest expense related to the amortization of debt issuance costs of $0.1 million. The inflow of cash due to the change in our net operating assets and liabilities was primarily due to an increase of $3.0 million in deferred revenue, a decrease in inventory of $0.4 million, an increase in accrued liabilities of $0.3 million, an increase of $2.7 million in accounts receivable due to timing of cash receipts for outstanding balances, and a decrease of $0.1 million in accounts payable.

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

Cash Flows From Investing Activities

Cash used in investing activities during the three months ended March 31, 2021 and 2020, was $0.3 million and $0.1 million, respectively, for the purchase of manufacturing and computer equipment.

Cash Flows From Financing Activities

Cash used in financing activities during the three months ended March 31, 2021 was $0.5 million, consisting of $0.1 million in proceeds from stock option exercises and $0.6 million in payments of term loan installments.

Cash provided by financing activities during the three months ended March 31, 2020 was $2.1 million, consisting primarily of net proceeds from the sale of our common stock through our previous ATM program, which was terminated in November 2020.

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

There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021, that have had a material impact on our condensed financial statements and related notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, including our Interim Chief Executive Officer (CEO) and Interim Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2021, the end of the period covered by this quarterly report on Form 10-Q.

Based on this evaluation, our interim CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our audited annual financial statements for the year ended December 31, 2020, we determined our controls around inventory, including unit reconciliations and communication protocols between operations and accounting were not sufficiently designed to prevent and detect a material misstatement. This error was the result of a material weakness in our internal control over financial reporting, which we are in process of remediating as of March 31, 2021 through the plan outlined below.

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

Except with respect to the remediation efforts described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our total revenue was approximately $10.3 million for the three months ended March 31, 2021, and $42.0 million for the year ended December 31, 2020. As of March 31, 2021, we had cash and cash equivalents of approximately $15.5 million. Based on our current operating plan, we believe our existing cash and cash equivalents, coupled with availability under our credit facility and our anticipated growth and sales levels, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our existing capital may be insufficient to meet our long-term requirements. We have no committed sources of funding other than our revolving line of credit facility and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. If adequate funding is not available when needed, we may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

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

We have incurred net losses since our inception. We incurred net losses of $8.5 million and $0.5 million for the year ended December 31, 2020 and the three months ended March 31, 2021, respectively. As of March 31, 2021, we had an accumulated deficit of $157.6 million. While our products offer unique benefits over other industry memory technologies, the rate of adoption of our products and our ability to capture market share from legacy technologies is uncertain. Our revenue may also be adversely impacted by a number of other possible reasons, many of which are outside our control, including business conditions that adversely affect the semiconductor memory industry resulting in a decline in end market demand for our products, adverse impacts resulting from the COVID-19 pandemic, increased competition, or our failure to capitalize on growth opportunities. We also rely on achieving specific cost reduction targets that have uncertainty in their timing and magnitude. We may also incur unforeseen expenses in the ongoing operation of our business that cause us to exceed our operational spending plan. As a result, our ability to generate sufficient revenue growth and/or controlling expenses to transition to profitability and generate consistent positive cash flows is uncertain.

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

As a result of the COVID-19 pandemic and the related responses from government authorities, our business, results of operations and financial condition have been, and continue to be, adversely impacted. For example, we have experienced electronics supply chain and demand disruptions from extended factory shutdowns, particularly in some Asian countries, which created unusual order patterns, and subsequently slowed Toggle MRAM demand, particularly from our industrial customers. We continue to see an impact as reflected in reduced demand from some customers and distributors. Further, in an effort to protect the health and safety of our employees, we took the following actions: transitioned most of our office and support employees and contractors to working from home; suspended all non-essential business travel; and implemented social distancing guidelines for our employees and contractors who must work in our manufacturing and laboratory locations. Consequently, the remote working environment we have implemented for our employees has adversely impacted manufacturing operations given delays in data gathering, analysis and inefficiencies of teams solving technical problems via remote-only means, which has impacted, and continues to impact, our cost of sales.

Additionally, our business, results of operations and financial condition have been and may be further impacted in several ways, including, but not limited to, the following:

●	further disruptions to our operations, including due to additional facility closures, restrictions on our operations and sales, marketing and distribution efforts and/or interruptions to our research and development activities, product development and other important business activities;

●	further reduced demand for our products, particularly due to disruptions to the businesses and operations of our customers;

●	interruptions, availability or delays in global shipping to transport our products;

●	further slowdowns, stoppages or other limitations in the supply chain for our products, in addition to higher costs, such as due to suppliers opportunistically raising prices;

●	limitations on employee resources and availability, including due to sickness, government restrictions, the desire of employees to avoid contact with large groups of people or mass transit disruptions;

●	greater difficulty in collecting customer receivables;

●	a fluctuation in foreign currency exchange rates or interest rates could result from market uncertainties; and

●	an increase in the cost or the difficulty to obtain debt or equity financing could affect our financial condition or our ability to fund operations or future investment opportunities.

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

Any of the foregoing could adversely affect our business, results of operations and financial condition. The potential effects of COVID-19 may also impact many of our other risk factors discussed in this “Risk Factors” section. The ultimate extent of the impact of the COVID-19 pandemic on our business, results of operations and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the actions to contain the virus or treat its impact, such as the efficacy of vaccines (particularly with respect to emerging strains of the virus), and how quickly and to what extent normal economic and operating conditions can resume.

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

Our four largest end customers together accounted for 44% of our total revenue for the three months ended March 31, 2021, and one of these customers accounted for more than 10% of our revenue during that period. Our four largest end customers together accounted for 45% of our total revenue for the year ended December 31, 2020, and one of these customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

We may not successfully manage the transitions associated with certain of our executive officers, which could have an adverse impact on us.

In December 2020, Kevin Conley notified our board of directors of his decision to resign as President and Chief Executive Officer of the Company. In connection with Mr. Conley’s resignation, our board of directors appointed Darin Billerbeck to serve as Interim Chief Executive Officer of the Company until a permanent successor can be named. Additionally, in March 2021, Daniel Berenbaum notified our board of directors of his decision to resign as Chief Financial Officer of the Company. On April 30, 2021, our board of directors appointed Anuj Aggarwal to serve as interim Chief Financial Officer of the Company until a permanent successor can be named. Our board of directors intends to initiate a search process to select the Company’s next Chief Executive Officer and next Chief Financial Officer.

Although our board of directors is confident in the interim leadership of Mr. Billerbeck, leadership transitions can be inherently difficult to manage. An inadequate transition to a permanent Chief Executive Officer or permanent Chief Financial Officer may cause disruption within the Company. In addition, if we are unable to attract and retain a qualified candidate to become the permanent Chief Executive Officer or permanent Chief Financial Officer in a timely manner, our financial performance and ability to meet operational goals and strategic plans may be adversely impacted. This may also impact our ability to retain and hire other key members of management.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	10/13/2016

3.1.1	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/22/2019

3.1.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/27/2020

3.2	Amended and Restated Bylaws	8-K	001-37900	3.2	5/22/2019

10.1*	Separation Agreement, dated April 7, 2021, by and between the registrant and Daniel Berenbaum

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

**   Furnished herewith. Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everspin Technologies, Inc.

Date: May 7, 2021	By:	/s/ Darin Billerbeck
Darin Billerbeck
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021	By:	/s/ Anuj Aggarwal
Anuj Aggarwal
Interim Chief Financial Officer
(Principal Financial Officer)