Form 10-Q
period 2021-06-30
EVERSPIN TECHNOLOGIES INC
filed 2021-08-12
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the Registrant’s Common Stock outstanding as of August 11, 2021 was 19,477,652.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$14,219	$14,599
Accounts receivable, net	10,383	7,607
Inventory	6,571	5,721
Prepaid expenses and other current assets	221	270
Total current assets	31,394	28,197
Property and equipment, net	1,288	1,946
Right-of-use assets	1,622	2,313
Other assets	313	73
Total assets	$34,617	$32,529

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,869	$2,224
Accrued liabilities	1,742	2,232
Deferred revenue	1,815	—
Current portion of long-term debt	4,313	4,242
Operating lease liabilities	1,190	1,508
Other liabilities	36	31
Total current liabilities	11,965	10,237
Long-term debt, net of current portion	2,645	3,748
Operating lease liabilities, net of current portion	466	903
Long-term income tax liability	229	229
Total liabilities	$15,305	$15,117
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 19,435,274 and 19,031,556 shares issued and outstanding as of June 30, 2021 and December 31, 2020	2	2
Additional paid-in capital	176,688	174,584
Accumulated deficit	(157,378)	(157,174)
Total stockholders’ equity	19,312	17,412
Total liabilities and stockholders’ equity	$34,617	$32,529

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product sales	$10,187	$10,927	$19,255	$20,562
Licensing, royalty, and other revenue	1,661	899	2,873	1,372
Total revenue	11,848	11,826	22,128	21,934
Cost of product sales	4,329	6,521	8,586	11,246
Cost of licensing, royalty, and other revenue	323	114	361	146
Total cost of sales	4,652	6,635	8,947	11,392
Gross profit	7,196	5,191	13,181	10,542
Operating expenses:[1]
Research and development	3,357	2,774	5,796	5,804
General and administrative	2,338	2,448	5,181	5,248
Sales and marketing	1,045	1,056	2,032	2,159
Total operating expenses	6,740	6,278	13,009	13,211
Gain (loss) from operations	456	(1,087)	172	(2,669)
Interest expense	(144)	(172)	(296)	(344)
Other (expense) income, net	(12)	15	(27)	63
Net income (loss) before income taxes	300	(1,244)	(151)	(2,950)
Income tax expense	(44)	(50)	(53)	(76)
Net income (loss) and comprehensive income (loss)	$256	$(1,294)	$(204)	$(3,026)
Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.07)	$(0.01)	$(0.16)
Diluted	$0.01	$(0.07)	$(0.01)	$(0.16)
Weighted average common shares used to compute net income (loss) per common share attributable to common stockholders:
Basic	19,313,162	18,747,124	19,203,374	18,585,339
Diluted	19,726,064	18,747,124	19,203,374	18,585,339

[1]Operating expenses include stock-based compensation as follows:
Research and development	$265	$194	$446	$356
General and administrative	305	646	790	1,231
Sales and marketing	134	78	211	136
Total stock-based compensation	$704	$918	$1,447	$1,723

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Six Months Ended June 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	19,031,556	$2	$174,584	$(157,174)	$17,412
Exercise of stock options	54,077	—	144	—	144
Issuance of common stock under stock incentive plans	136,709	—	364	—	364
Stock-based compensation expense	—	—	743	—	743
Net loss	—	—	—	(460)	(460)
Balance at March 31, 2021	19,222,342	$2	$175,835	$(157,634)	$18,203
Exercise of stock options	23,280	—	57	—	57
Issuance of common stock under stock incentive plans	189,652	—	92	—	92
Stock-based compensation expense	—	—	704	—	704
Net income	—	—	—	256	256
Balance at June 30, 2021	19,435,274	$2	$176,688	$(157,378)	$19,312

	Six Months Ended June 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	18,081,753	$2	$167,149	$(148,662)	$18,489
Issuance of common stock under stock incentive plans	88,375	—	315	—	315
Stock-based compensation expense	—	—	805	—	805
Issuance of common stock in at-the-market offering, net of issuance costs	468,427	—	2,084	—	2,084
Net loss	—	—	—	(1,732)	(1,732)
Balance at March 31, 2020	18,638,555	$2	$170,353	$(150,394)	$19,961
Issuance of common stock under stock incentive plans	231,220	—	827	—	827
Stock-based compensation expense	—	—	918	—	918
Net loss	—	—	—	(1,294)	(1,294)
Balance at June 30, 2020	18,869,775	$2	$172,098	$(151,688)	$20,412

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(204)	$(3,026)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	756	813
Stock-based compensation	1,447	1,723
Non-cash warrant revaluation	5	7
Non-cash interest expense	168	147
Changes in operating assets and liabilities:
Accounts receivable	(2,776)	(1,540)
Inventory	(850)	(505)
Prepaid expenses and other current assets	49	38
Accounts payable	861	(776)
Accrued liabilities	(126)	(1,008)
Deferred revenue	1,815	—
Lease liabilities	(64)	(73)
Net cash provided by (used in) operating activities	1,081	(4,200)
Cash flows from investing activities
Purchases of property and equipment	(554)	(277)
Net cash used in investing activities	(554)	(277)
Cash flows from financing activities
Payments on long-term debt	(1,200)	—
Payments on finance lease obligation	—	(5)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	293	827
Proceeds from issuance of common stock in at-the-market offering, net of issuance costs	—	2,084
Net cash (used in) provided by financing activities	(907)	2,906
Net decrease in cash and cash equivalents	(380)	(1,571)
Cash and cash equivalents at beginning of period	14,599	14,487
Cash and cash equivalents at end of period	$14,219	$12,916
Supplementary cash flow information:
Interest paid	$128	$197
Operating cash flows paid for operating leases	$814	$862
Financing cash flows paid for finance leases	$—	$5
Non-cash investing and financing activities:
Increase of right-of-use asset and lease liability due to lease modification	$—	$545
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$22
Bonus settled in shares of common stock	$364	$315

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Notes to Unaudited Condensed Financial Statements

1. Organization and Nature of Business

Everspin Technologies, Inc. (the Company) was incorporated in Delaware on May 16, 2008. The Company’s magnetoresistive random-access memory (MRAM) solutions offer the persistence of non-volatile memory with the speed and endurance of random-access memory (RAM) and enable the protection of mission critical data particularly in the event of power interruption or failure. The Company’s MRAM solutions allow its customers in the industrial, medical, automotive/transportation, aerospace and data center markets to design high performance, power efficient and reliable systems without the need for bulky batteries or capacitors.

The Company believes that its existing cash and cash equivalents as of June 30, 2021, coupled with its anticipated growth and sales levels will be sufficient to meet its anticipated cash requirements for at least the next twelve months from the financial statement issuance date. The Company’s future capital requirements will depend on many factors, including, among other things, its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. The Company may be required at some point in the future to seek additional equity or debt financing, to sustain operations beyond that point, and such additional financing may not be available on acceptable terms or at all. If the Company is unable to raise additional capital or generate sufficient cash from operations to adequately fund its operations, it will need to curtail planned activities to reduce costs. Doing so will likely harm its ability to execute on its business plan.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC.

Prior Period Reclassifications

Certain immaterial prior period amounts have been reclassified to conform to the current period presentation.

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

Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Trade accounts receivable	$10,541	$7,590
Unbilled accounts receivable	178	255
Allowance for product returns and price concessions	(336)	(238)
Accounts receivable, net	$10,383	$7,607

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

	Revenue				Accounts Receivable, net
	Three Months Ended		Six Months Ended		As of
	June 30,		June 30,		June 30,	December 31,
Customers	2021	2020	2021	2020	2021	2020
Customer A	18%	34%	13%	29%	19%	29%
Customer B	23%	*	25%	*	43%	25%
Customer C	12%	*	*	*	*	*
*	Less than 10%

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

As of June 30, 2021, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments consist of Level 1 assets and a Level 3 liability. Level 1 assets consist of highly liquid money market funds that are included in cash equivalents. The Company’s Level 3 liability consists of warrants issued in connection with the Company’s current credit facility (Note 6).

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$14,384	$—	$—	$14,384
Total assets measured at fair value	$14,384	$—	$—	$14,384

Liabilities:
Warrant liability	$—	$—	$36	$36
Total liabilities measured at fair value	$—	$—	$36	$36

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$14,669	$—	$—	$14,669
Total assets measured at fair value	$14,669	$—	$—	$14,669

Liabilities:
Warrant liability	$—	$—	$31	$31
Total liabilities measured at fair value	$—	$—	$31	$31

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

The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Distributor	$7,634	$6,231	$15,500	$13,221
Non-distributor	4,214	5,595	6,628	8,713
Total revenue	$11,848	$11,826	$22,128	$21,934

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Point in time	$10,559	$11,183	$20,593	$21,226
Over time	1,289	643	1,535	708
Total revenue	$11,848	$11,826	$22,128	$21,934

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product sales	$10,187	$10,927	$19,255	$20,562
Royalties	372	256	1,338	664
Other revenue	1,289	643	1,535	708
Total revenue	$11,848	$11,826	$22,128	$21,934

The Company recognizes revenue in three primary geographic regions: North America; Europe, Middle East and Africa (EMEA); and Asia-Pacific (APAC). The following table presents the Company’s revenues disaggregated by the geographic region to which the product is delivered or licensee is located (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
APAC	$7,793	$8,387	$14,951	$15,283
North America	2,686	1,820	4,426	2,924
EMEA	1,369	1,619	2,751	3,727
Total revenue	$11,848	$11,826	$22,128	$21,934

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$208	$329
Work-in-process	6,061	4,910
Finished goods	302	482
Total inventory	$6,571	$5,721

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Payroll-related expenses	$1,157	$1,274
Inventory	248	416
Other	337	542
Total accrued liabilities	$1,742	$2,232

Deferred Revenue

In the six months ended June 30, 2021, the Company executed contractual arrangements with a customer for the development of a RAD-Hard product, consisting of a technology license, design license agreement and development subcontract. The Company does not share in the rights to future revenues or royalties. The total arrangements are for $6.5 million in consideration.

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

As a result, the Company is recognizing revenue related to the performance obligations over time using the input method based on costs incurred to date relative to the total expected costs of the contract and began recognizing revenue in the second quarter of 2021 over the performance obligation period.

Under the agreements, we received a non-refundable, upfront payment of $3.0 million in the first quarter of 2021. As of June 30, 2021, $1.8 million was recorded as deferred revenue, current, with $1.2 million recognized as revenue in the second quarter of 2021.

5. Leases

Operating leases consist primarily of office space expiring at various dates through 2023. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The undiscounted future non-cancellable lease payments under the Company’s operating leases were as follows (in thousands):

As of June 30, 2021	Amount
2021	$789
2022	861
2023	68
Total lease payments	1,718
Less: imputed interest	(62)
Total operating lease liabilities	1,656
Less: current portion of operating lease liabilities	(1,190)
Total operating lease liabilities, net of current portion	$466

Other information related to the Company’s operating lease liabilities was as follows:

	June 30,	December 31,
	2021	2020
Weighted-average remaining lease term (years)	1.32	1.74
Weighted-average discount rate	6.00%	6.00%

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

In July 2020, the Company executed the first amendment to the 2019 Credit Facility with SVB. The amendment, among other things, extended the initial 12-month interest-only period for the 2019 Term Loan to a 16-month interest-only period and lowered the floor interest rate. The floor interest rates for the 2019 Term Loan and the Line of Credit were reduced from 4.75% and 6.75% to 3.75% and 4.75%, respectively.

The amended Line of Credit allows for a maximum draw of $5.0 million, subject to a formula borrowing base, has a two-year term and bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 4.75%. As of June 30, 2021, the interest rate was 4.75%. The Line of Credit required a commitment fee of 1.6% of the maximum availability of the Line of Credit, which was paid in August 2019 upon closing, and was accounted for as a debt discount. The Line of Credit also provides for a termination fee equal to 1% of the maximum availability under the Line of Credit, which is due in case of a termination of the Line of Credit prior to the scheduled maturity date, and an unused facility fee equal to 0.125% per annum of the average unused portion of the Line of Credit, which is expensed as incurred. At execution, $2.0 million from the Line of Credit was used to refinance a portion of the outstanding balance of the 2017 Credit Facility, and $3.0 million remains available under the Line of Credit, subject to borrowing base availability. As of June 30, 2021, the effective interest rate under the Line of Credit was 10.18% and the outstanding balance was $2.0 million. The Line of Credit was set to mature on August 5, 2021. Subsequent to June 30, 2021, the Company executed the second amendment to the 2019 Credit Facility with SVB.  The second amendment, entered into on July 28, 2021, extended the maturity date of the Line of Credit to August 5, 2022.

The amended 2019 Term Loan provides for a $6.0 million term loan, which was used to refinance the remaining balance of the 2017 Credit Facility. The 2019 Term Loan has a term of 46 months, and a 16-month interest-only period followed by 30 months of equal principal payments, plus accrued interest. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 3.75%. As of June 30, 2021, the interest rate was 3.75%. A final payment of 7% of the original principal amount of the 2019 Term Loan must be made when the 2019 Term Loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment, which is accounted for as a debt discount, is being accreted using the effective interest method. The 2019 Term Loan has a prepayment fee equal to 2% of the total commitment, which is due only if the 2019 Term Loan is prepaid prior to the scheduled maturity date for any reason. As of June 30, 2021, the effective interest rate under the 2019 Term Loan was 7.85% and the outstanding balance was $4.8 million. The 2019 Term Loan matures on June 1, 2023.

In conjunction with entering into the 2019 Credit Facility, on August 5, 2019, the Company and SVB amended and restated the warrant issued to SVB in connection with the first amendment to the 2017 Credit Facility, which was a warrant to purchase 9,375 shares of the Company’s common stock at an exercise price of $8.91 per share, to add an option by SVB to put the warrant back to the Company for $50,000 upon expiration or a liquidity event, to be prorated if SVB exercises a portion of the warrant. The warrant expires on July 6, 2023. The warrant is classified as a liability and recorded at fair value within other liabilities in the Company’s condensed balance sheet. Due to the put right, the warrant is subject to fair value remeasurement at each subsequent reporting date until the exercise or expiration of the warrant. Any resulting change in the fair value of the warrant will be recorded as other (expense) income, net in the Company’s condensed statement of operations and comprehensive loss. The Company recognized other expense of $1,000 and $5,000 for the three and six months ended June 30, 2021, respectively. The Company recognized other expense of $12,000 and $7,000 for the three and six months ended June 30, 2020, respectively.

In conjunction with entering into the first amendment to the 2019 Credit Facility, on July 15, 2020, the Company issued a warrant to SVB to purchase 21,500 shares of the Company’s common stock at an exercise price of $0.01 per share. The warrant expires on July 15, 2025. The warrant is classified as equity and was recorded as a debt discount that will be amortized to interest expense using the effective interest method. The fair value of the warrant was $152,000 on the date of issuance using the Black-Scholes option-pricing model. Subsequent to June 30, 2021, SVB elected to exercise the warrant associated with the first amendment to the 2019 Credit Facility on July 22, 2021, which resulted in a net cashless exercise of the warrant and the issuance of 21,463 shares of the Company’s common stock.

Collateral for the 2019 Credit Facility includes all of the Company’s assets except for intellectual property. The Company is required to comply with certain covenants under the 2019 Credit Facility, including requirements to maintain a minimum cash balance and availability under the Line of Credit, and restrictions on certain actions without the consent of the lender, such as limitations on its ability to engage in mergers or acquisitions, sell assets, incur indebtedness or grant liens or negative pledges on its assets, make loans or make other investments. Under these covenants, the Company is prohibited from paying cash dividends with respect to its capital stock. The Company was in compliance with all covenants at June 30, 2021. The 2019 Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the 2019 Term Loan. As of June 30, 2021, management does not believe that it is probable that the clause will be triggered within the next 12 months, and therefore the 2019 Term Loan is classified as long-term debt.

The amortization of the debt issuance costs and accretion of the debt discount is included in interest expense within the statement of operations and comprehensive loss and included in non-cash interest expense within the statement of cash flows.

The carrying value of the Company’s 2019 Credit Facility as of June 30, 2021 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$4,400	$2,820	$7,220
Unamortized debt discounts	(87)	(175)	(262)
Net carrying value	$4,313	$2,645	$6,958

The carrying value of the Company’s 2019 Credit Facility as of December 31, 2020 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$4,400	$4,020	$8,420
Unamortized debt discounts	(158)	(272)	(430)
Net carrying value	$4,242	$3,748	$7,990

The table below includes the principal repayments due under the 2019 Credit Facility (in thousands):

Principal Repayment as of June 30, 2021
2021 (six remaining months)	3,200
2022	2,400
2023	1,620
Total principal repayments	$7,220

Of the $3.2 million in principal repayments noted above for the six remaining months for the year ended December 31, 2021, $1.2 million relates to payments on the Term Loan while $2.0 million relate to payments on the Line of Credit.

Of

7. Stockholders’ Equity

At-the-Market Sales Agreement

In August 2019, the Company entered into an Open Market Sale Agreement (2019 Sales Agreement) with Jefferies, LLC (Jefferies), for the offer and sale of shares of its common stock having an aggregate offering of up to $25.0 million from time to time through Jefferies, acting as the Company’s sales agent. The issuance and sale of these shares by the Company pursuant to the 2019 Sales Agreement are deemed an “at-the-market” (ATM) offering under the Securities Act of 1933, as amended. Under the 2019 Sales Agreement, the Company agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales made pursuant to the Sales Agreement. During the six months ended June 30, 2020, the Company received net proceeds of $2.1 million, after deducting commissions and expenses payable by the Company, from the sale of 468,427 shares of common stock pursuant to the 2019 Sales Agreement. The Company suspended sales under the 2019 Sales Agreement in March 2020 and terminated the ATM program in November 2020.

8. Stock-Based Compensation

The following table summarizes the stock option and award activity for the six months ended June 30, 2021:

		Options Outstanding
			Weighted-	Weighted-
	Options and		Average	Average	Aggregate
	Awards		Exercise	Remaining	Intrinsic
	Available for	Number of	Price Per	Contractual	Value
	Grant	Options	Share	Life (years)	(In thousands)
Balance—December 31, 2020	179,219	2,272,905	$5.58	7.9	$1,640
Authorized	570,946
RSUs granted	(348,759)
RSUs cancelled/forfeited	104,652
Options granted	(56,250)	56,250	5.34
Options exercised	—	(77,537)	2.60		$272
Options cancelled/forfeited	750,059	(753,249)	6.36
Balance—June 30, 2021	1,199,867	1,498,369	$5.33	6.8	$2,432
Options exercisable—June 30, 2021		875,575	$6.29	5.6	$814

The total grant date fair value of options vested was $220,000 and $527,000 during the three months ended June 30, 2021 and 2020, respectively, and $533,000 and $1.3 million during the six months ended June 30, 2021 and 2020, respectively.

The weighted-average grant date fair value of employee options granted was $3.18 and $1.84 per share during the three months ended June 30, 2021 and 2020, respectively, and $3.43 and $1.58 during the six months ended June 30, 2021 and 2020, respectively.

As of the six months ended June 30, 2021, of the 753,249 options cancelled/forfeited, 3,190 of the options relate to a prior stock-based compensation plan that are no longer available for grant under the current stock-based compensation plan.

2016 Employee Stock Purchase Plan

In January 2021, there was an increase of 190,315 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP) pursuant to the terms of the ESPP. The Company had 684,996 shares available for future issuance under the Company’s ESPP as of June 30, 2021. Employees purchased 32,186 shares for $92,000 during the three and six months ended June 30, 2021. Employees purchased 22,474 shares for $50,000 during the three and six months ended June 30, 2020.

Restricted Stock Units

The following table summarizes restricted stock units (RSUs) activity for the six months ended June 30, 2021:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2020	416,742	$4.89
Granted	348,759	5.46
Vested	(294,436)	5.61
Cancelled/forfeited	(104,652)	4.78
Balance—June 30, 2021	366,413	$4.88

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of June 30, 2021, there was $1.5 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 1.5 years.

Stock-based Compensation Expense

As of June 30, 2021, there was $1.5 million of total unrecognized stock-based compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 2.5 years.

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

No project costs were incurred during the six months ended June 30, 2021 and 2020.

Silterra Malaysia Sdn. Bhd. Joint Collaboration Agreement

In September 2018, the Company entered into a Joint Collaboration Agreement (JCA) with Silterra Malaysia Sdn. Bhd., and another third party. The JCA will create additional manufacturing capacity for the Company’s Toggle MRAM products. The Company had previously anticipated initial production starting in 2020. However, as a result of recent delays, the Company now anticipates initial production to start some time in 2021. Under the JCA, the Company is required to pay non-recurring engineering costs of $1.0 million. As of June 30, 2021, the Company has paid $600,000 of these JCA costs. There were no JCA costs paid during the six months ended June 30, 2021. The Company does not expect to incur additional JCA costs for the remainder of 2021.

10. Net Income (Loss) Per Common Share

Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding. Diluted earnings per share is calculated using the treasury stock method by dividing net income by the total weighted average shares of common stock outstanding in addition to the potential impact of dilutive securities including restricted stock units, warrants, and options.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$256	$(1,294)	$(204)	$(3,026)
Denominator:
Weighted-average common shares outstanding used to calculate net income (loss) per common share, basic	19,313,162	18,747,124	19,203,374	18,585,339
Net income (loss) per common share, basic	$0.01	$(0.07)	$(0.01)	$(0.16)

	Three Months Ended June 30,		Six Months Ended June 30,
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$256	$(1,294)	$(204)	$(3,026)
Denominator:
Weighted-average common shares outstanding used to calculate net income (loss) per common share, basic	19,313,162	18,747,124	19,203,374	18,585,339
Effect of dilutive	412,902	—	—	—
Weighted-average common shares outstanding used to calculate net income (loss) per common share, diluted	19,726,064	18,747,124	19,203,374	18,585,339
Net income (loss) per common share, diluted	$0.01	$(0.07)	$(0.01)	$(0.16)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net income (loss) per common share for the periods presented, because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options to purchase common stock	1,078,849	2,416,629	1,498,549	2,416,629
RSUs	75,042	439,972	366,413	439,972
Common stock warrants	9,375	27,836	49,336	27,836
ESPP	30,136	54,382	30,136	54,382
Total	1,193,402	2,938,819	1,944,434	2,938,819

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

Adjusted EBITDA. Our management and board of directors use Adjusted EBITDA to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operating and financing plans. Accordingly, we believe that Adjusted EBITDA provides useful information for investors in understanding and evaluating our operating results in the same manner as our management and our board of directors. Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, not as superior to, or as a substitute for, net income (loss) reported in accordance with GAAP. The following table presents a reconciliation of net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Adjusted EBITDA reconciliation:
Net income (loss)	$256	$(1,294)	$(204)	$(3,026)
Depreciation and amortization	373	404	756	813
Stock-based compensation expense	704	918	1,447	1,723
Interest expense	144	172	296	344
Income tax expense	44	51	53	77
Adjusted EBITDA	$1,521	$251	$2,348	$(69)

Design wins. To continue to grow our revenue, we must continue to achieve design wins for our MRAM products. We consider a design win to occur when an OEM or contract manufacturer notifies us that it has qualified one of our products as a component in a product or system for production. Because the life cycles for our customers’ products can last for many years, if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win. New design wins in the first and second quarters of 2021 were 40 and 37, respectively, compared to 37 and 43 in the first and second quarters of 2020, respectively.

Effect of the COVID-19 Pandemic on our Business

The novel coronavirus (COVID-19) outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” total lock-down orders, business limitations or shutdowns and similar orders. More recently, many new agencies have reported the spread of new variants of COVID-19, such as the Delta variant, that are more contagious than previous strains. The spread of these new strains are causing many government authorities to reimplement the aforementioned measures to try to reduce the spread that had become less prevalent. The COVID-19 pandemic and its variants have negatively impacted the global economy, disrupted global supply chains and workforce participation, and initially created significant volatility and disruption of financial markets.

Overall, our business remains operational in the midst of the pandemic. However, as a result of the ongoing COVID-19 outbreak and the related responses from government authorities, our business, results of operations and financial condition have been, and continue to be, adversely impacted. For example, we have experienced electronics supply chain and demand disruptions from extended factory shutdowns, particularly in some Asian countries, which created unusual order patterns, and subsequently slowed Toggle MRAM demand, particularly from our industrial customers. We continue to see an impact as reflected in reduced demand from some customers and distributors. While we are working closely with our manufacturing partners and suppliers to support demand for our products, the full impact on our demand from customers remains unknown. Management is thus planning for a broad range of possible demand outcomes in an effort to ensure the success of our business under a variety of end market conditions.

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

The emergence of the significantly more contagious Delta variant of COVID-19 and the prevalence of breakthrough cases of infection among fully vaccinated people adds additional uncertainty and could result in further impacts to our business and operations, including those discussed above and in “Risk Factors” in Part II, Item 1A of this report.

We will continue to monitor the situation and take additional actions as warranted. These actions may include further altering our operations in order to protect the best interests of our employees, customers and suppliers, and to comply with government requirements, while also planning and executing our business to best support our customers, suppliers, and partners.

The ultimate extent of the impact of the COVID-19 pandemic on our business, results of operations and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the emergence and severity of its variants, the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to use them, and how quickly and to what extent normal economic and operating conditions can resume. Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. See “Risk Factors” in Part II, Item 1A of this report for additional risks we face due to the COVID-19 pandemic.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	(In thousands)		(As a percentage of revenue)		(In thousands)		(As a percentage of revenue)
Product sales	$10,187	$10,927	86%	92%	$19,255	$20,562	87%	94%
Licensing, royalty, and other revenue	1,661	899	14	8	2,873	1,372	13	6
Total revenue	11,848	11,826	100	100	22,128	21,934	100	100
Cost of product sales	4,329	6,521	37	55	8,586	11,246	39	51
Cost of licensing, royalty, and other revenue	323	114	3	1	361	146	2	1
Total cost of sales	4,652	6,635	39	56	8,947	11,392	40	52
Gross profit	7,196	5,191	61	44	13,181	10,542	60	48
Operating expenses:
Research and development	3,357	2,774	28	23	5,796	5,804	26	26
General and administrative	2,338	2,448	20	21	5,181	5,248	23	24
Sales and marketing	1,045	1,056	9	9	2,032	2,159	9	10
Total operating expenses	6,740	6,278	57	53	13,009	13,211	58	60
Income (loss) from operations	456	(1,087)	4	(9)	172	(2,669)	2	(12)
Interest expense	(144)	(172)	(1)	(1)	(296)	(344)	(1)	(2)
Other (expense) income, net	(12)	15	—	—	(27)	63	—	—
Net income (loss) before income taxes	300	(1,244)	3	(11)	(151)	(2,950)	(1)	(13)
Income tax expense	(44)	(50)	—	—	(53)	(76)	—	—
Net income (loss) and comprehensive income (loss)	$256	$(1,294)	3%	(10)%	$(204)	$(3,026)	1%	(14)%

Comparison of the three months ended June 30, 2021 and 2020

Revenue

We generated 77% and 53% of our revenue from products sold through distributors for the three months ended June 30, 2021 and 2020, respectively.

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

	Three Months Ended June 30,
	2021	2020
APAC	$7,793	$8,387
North America	2,686	1,820
EMEA	1,369	1,619
Total revenue	$11,848	$11,826

	Three Months Ended
	June 30,		Change
	2021	2020	Amount	%

	(Dollars in thousands)
Product sales	$10,187	$10,927	$(740)	(6.8)%
Licensing, royalty, and other revenue	1,661	899	762	84.8%
Total revenue	$11,848	$11,826	$22	0.2%

Total revenue remained relatively unchanged increasing by $22,000, or 0.2%, to $11.8 million during both the three months ended June 30, 2021 and 2020. Product sales decreased by $0.7 million, or 6.8%, from $10.9 million to $10.2 million due to a lower volume of units produced and sold.

Licensing, royalty, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Our best estimate of royalty revenue earned is made through the year, with an annual adjustment recognized for actual sales in the first quarter of each fiscal year. Licensing, royalty and other revenue increased by $0.8 million, from $0.9 million during the three months ended June 30, 2020 to $1.7 million during the three months ended June 30, 2021. The increase was driven by higher licensing revenue from our contracts related to a U.S. Government RAD-Hard program entered into in the first quarter of 2021.

Cost of Sales and Gross Margin

	Three Months Ended
	June 30,		Change
	2021	2020	Amount	%

	(Dollars in thousands)
Cost of product sales	$4,329	$6,521	$(2,192)	(33.6)%
Cost of licensing, royalty, and other revenue	323	114	209	183.3%
Total cost of sales	$4,652	$6,635	$(1,983)	(29.9)%
Gross margin	60.7%	43.9%

Cost of product sales decreased by $2.2 million, or 33.6%, from $6.5 million during the three months ended June 30, 2020, to $4.3 million during the three months ended June 30, 2021. The decrease was due to improved manufacturing yields.

Cost of licensing, royalty, and other increased by $0.2, or 183.3%, from $0.1 million during the three months ended June 30, 2020, to $0.3 million during the three months ended June 30, 2021. The increase was due primarily to increases in foundry and licensing activities.

Gross margin increased from 43.9% during the three months ended June 30, 2020 to 60.7% during the three months ended June 30, 2021. The increase in gross margin was due primarily to higher licensing and royalty revenue along with improved manufacturing yields.

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

	Three Months Ended
	June 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Research and development	$3,357	$2,774	$583	21.0%
Research and development as a % of revenue	28%	23%

Research and development expenses increased by $0.6 million, or 21.0%, from $2.8 million during the three months ended June 30, 2020 to $3.4 million during the three months ended June 30, 2021. The increase was primarily due to higher expenses relating to the development of our 28nm product.

	Three Months Ended
	June 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
General and administrative	$2,338	$2,448	$(110)	(4.5)%
General and administrative as a % of revenue	20%	21%

General and Administrative Expenses. General and administrative expenses decreased by $0.1 million, or 4.5%, from $2.4 million during the three months ended June 30, 2020 to $2.3 million during the three months ended June 30, 2021.

	Three Months Ended
	June 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Sales and marketing	$1,045	$1,056	$(11)	(1.0)%
Sales and marketing as a % of revenue	9%	9%

Sales and Marketing Expenses. Sales and marketing expenses remained relatively unchanged decreasing $11,000 from $1.1 million during the three months ended June 30, 2020 to $1.0 million during the three months ended June 30, 2021.

Interest Expense

	Three Months Ended
	June 30,		Change
	2021	2020	Amount	%

	(Dollars in thousands)
Interest expense	$144	$172	$(28)	(16.3)%

Interest expense decreased by $28,000 or 16.3%, from $172,000 during the three months ended June 30, 2020 to $144,000 during the three months ended June 30, 2021. The decrease was partially due to a decrease in outstanding principal on our term loan.

Other (Expense) Income, Net

	Three Months Ended
	June 30,		Change
	2021	2020	Amount	%

	(Dollars in thousands)
Other (expense) income, net	$(12)	$15	$(27)	(180.0)%

Other (expense) income, net was income of $15,000 during the three months ended June 30, 2020 compared to an expense of $12,000 during the three months ended June 30, 2021. The change was primarily due to a decrease in interest income earned on our cash balances during the quarter from the lower interest rate environment, offset by increases in tax payments.

Comparison of the six months ended June 30, 2021 and 2020

Revenue

We generated 70% and 60% of our revenue from products sold through distributors for the six months ended June 30, 2021 and 2020, respectively.

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

	Six Months Ended June 30,
	2021	2020
APAC	$14,951	$15,283
North America	4,426	2,924
EMEA	2,751	3,727
Total revenue	$22,128	$21,934

	Six Months Ended
	June 30,		Change
	2021	2020	Amount	%

	(Dollars in thousands)
Product sales	$19,255	$20,562	$(1,307)	(6.4)%
Licensing, royalty, and other revenue	2,873	1,372	1,501	109.4%
Total revenue	$22,128	$21,934	$194	0.9%

Total revenue increased by $0.2 million, or 0.9%, from $21.9 million during the six months ended June 30, 2020 to $22.1 million during the six months ended June 30, 2021. Product sales decreased by $1.3 million, or 6.4%, from $20.6 million to $19.3 million due to a lower volume of units produced and sold.

Licensing, royalty, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Our best estimate of royalty revenue earned is made through the year, with an annual adjustment recognized for actual sales in the first quarter of each fiscal year. Licensing, royalty and other revenue increased by $1.5 million, from $1.4 million during the six months ended June 30, 2020 to $2.9 million during the six months ended June 30, 2021. The increase was driven by the increase in RAD-Hard revenue recognition.

Cost of Sales and Gross Margin

	Six Months Ended
	June 30,		Change
	2021	2020	Amount	%

	(Dollars in thousands)
Cost of product sales	$8,586	$11,246	$(2,660)	(23.7)%
Cost of licensing, royalty, and other revenue	361	146	215	147.3%
Total cost of sales	$8,947	$11,392	$(2,445)	(21.5)%
Gross margin	59.6%	48.1%

Cost of product sales decreased by $2.6 million, or 23.7%, from $11.2 million during the six months ended June 30, 2020, to $8.6 million during the six months ended June 30, 2021. The decrease was due to improved manufacturing yields.

Cost of licensing, royalty, and other increased by $0.3, or 147.3%, from $0.1 million during the six months ended June 30, 2020, to $0.4 million during the six months ended June 30, 2021. The increase was due primarily to increases in foundry and licensing activities.

Gross margin increased from 48.1% during the six months ended June 30, 2020 to 59.6% during the six months ended June 30, 2021. The increase in gross margin was due primarily to higher licensing and royalty revenue along with improved manufacturing yields.

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

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Research and development	$5,796	$5,804	$(8)	(0.1)%
Research and development as a % of revenue	26%	26%

Research and development expenses remained relatively unchanged decreasing by $8,000, or 0.1%, and was $5.8 million during both the six months ended June 30, 2020 and 2021.

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
General and administrative	$5,181	$5,248	$(67)	(1.3)%
General and administrative as a % of revenue	23%	24%

General and Administrative Expenses. General and administrative expenses remained relatively unchanged decreasing by $67,000, or 1.3%, and was $5.2 million during both the six months ended June 30, 2020 and 2021.

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Sales and marketing	$2,032	$2,159	$(127)	(5.9)%
Sales and marketing as a % of revenue	9%	10%

Sales and Marketing Expenses. Sales and marketing expenses decreased by $0.1 million or 5.9%, from $2.1 million during the six months ended June 30, 2020 to $2.0 million during the six months ended June 30, 2021. The decrease was primarily due to a decrease in employee and contract-labor-related costs due to a decrease in headcount as a result of our corporate restructuring plan completed in January 2020.

Interest Expense

	Six Months Ended
	June 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Interest expense	$296	$344	$(48)	(14.0)%

Interest expense decreased by $48,000 or 14.0%, from $344,000 during the six months ended June 30, 2020 to $296,000 during the six months ended June 30, 2021. The decrease was partially due to a decrease in outstanding principal on our term loan.

Other (Expense) Income, Net

	Six Months Ended
	June 30,		Change
	2021	2020	Amount	%

	(Dollars in thousands)
Other (expense) income, net	$(27)	$63	$(90)	(142.9)%

Other (expense) income, net was income of $63,000 during the six months ended June 30, 2020 compared to an expense of $27,000 during the six months ended June 30, 2021. The change was primarily due to a decrease in interest income earned on our cash balances during the quarter from the lower interest rate environment.

Liquidity and Capital Resources

We have generated significant losses since our inception and had an accumulated deficit of $157.4 million as of June 30, 2021, compared to $157.2 million as of December 31, 2020. We have historically financed our operations primarily through the sale of our common stock in our initial public offering (IPO) and follow-on public offering, sales of our common stock under our at-the-market (ATM) program (which was terminated in November 2020), sales of our redeemable convertible preferred stock, debt financing and the sale of our products. As of June 30, 2021, we had $14.2 million of cash and cash equivalents, compared to $14.6 million as of December 31, 2020.

We believe that our existing cash and cash equivalents as of June 30, 2021, coupled with the amount available under our 2019 Credit Facility and our anticipated growth and sales levels, will be sufficient to meet our anticipated cash requirement for at least the next twelve months. Our future capital requirements will depend on many factors, including, among other things, our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2021	2020

	(In thousands)
Cash provided by (used in) operating activities	$1,081	$(4,200)
Cash used in investing activities	(554)	(277)
Cash (used in) provided by financing activities	(907)	2,906

Cash Flows From Operating Activities

During the six months ended June 30, 2021, cash provided by operating activities was $1.1 million, which consisted of a net loss of $0.2 million, cash provided by non-cash charges of $2.4 million and cash used in changes of net operating assets and liabilities of $1.1 million. The non-cash charges primarily consisted of stock-based compensation of $1.4 million, depreciation and amortization of $0.8 million, and interest expense related to the amortization of debt issuance costs of $0.2 million. The use of cash due to the change in our net operating assets and liabilities was primarily due to an increase in accounts receivable of $2.8 million due to timing of cash receipts for outstanding balances, an increase of $.09 million in inventory due to increased inventory levels, and a decrease of $0.1 million in accrued liabilities due to the timing of payments. These uses were partially offset by an increase in deferred revenue of $1.8 million and an increase in accounts payable of $0.9 million.

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

Cash Flows From Investing Activities

Cash used in investing activities during the six months ended June 30, 2021 and 2020 was $0.6 million and $0.3 million, respectively, for the purchase of manufacturing and computer equipment.

Cash Flows From Financing Activities

Cash used in financing activities during the six months ended June 30, 2021 was $0.9 million, consisting of $1.2 million of payments of term loan installments, partially offset by $0.3 million in proceeds from stock option exercises.

Cash provided by financing activities during the six months ended June 30, 2020 was $2.9 million, consisting primarily of net proceeds from the sale of our common stock through our previous ATM program, which was terminated in November 2020, and exercises of stock options.

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

Our management, including our Interim Chief Executive Officer (CEO) and Interim Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2021, the end of the period covered by this quarterly report on Form 10-Q.

Based on this evaluation, our interim CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our audited annual financial statements for the year ended December 31, 2020, we determined our controls around inventory, including unit reconciliations and communication protocols between operations and accounting were not sufficiently designed to prevent and detect a material misstatement. This error was the result of a material weakness in our internal control over financial reporting, which we are in process of remediating as of June 30, 2021 through the plan outlined below.

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

Except with respect to the remediation efforts described above, there have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

The following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by us or on our behalf. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem immaterial also may impair our business operations. If any of the following risks or such other risks actually occurs, our business, financial condition, results of operations and cash flows could be harmed. In addition, many of the following risks and uncertainties may be exacerbated by the ongoing COVID-19 pandemic, including any new variants that may become predominant, and any worsening of the global business and economic environment as a result.

Risk Factor Summary

We are subject to a variety of risks and uncertainties, including risks related to our financial condition and our indebtedness, risks related to our business and our industry, risks related to our intellectual property and technology, risks related to regulatory matters and compliance, risks related to our common stock and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:

●	We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities.
●	We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.
●	The ongoing COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, our business, results of operations and financial condition. The widespread outbreak of any other illnesses or communicable diseases could also adversely affect our business, results of operations and financial condition.
●	The limited history of STT-MRAM adoption makes it difficult to evaluate our current business and future prospects.
●	We may be unable to match production with customer demand for a variety of reasons including our inability to accurately forecast customer demand or the capacity constraints of our suppliers, which could adversely affect our operating results.
●	As we expand into new potential markets, we expect to face intense competition, including from our customers and potential customers, and may not be able to compete effectively, which could harm our business.
●	We rely on third parties to distribute, manufacture, package, assemble and test our products, which exposes us to a number of risks, including reduced control over manufacturing and delivery timing and potential exposure to price fluctuations, which could result in a loss of revenue or reduced profitability.
●	Disruptions in our supply chain may adversely impact our ability to fulfill customer demand which, in turn, may adversely impact our business, results of operations and financial condition.
●	Our joint development agreement and strategic relationships involve numerous risks.
●	The market for semiconductor memory products is characterized by declines in average selling prices, which we expect to continue, and which could negatively affect our revenue and margins.
●	We must continuously develop new and enhanced products, and if we are unable to successfully market our new and enhanced products for which we incur significant expenses to develop, our results of operations and financial condition will be materially adversely affected.
●	Our success and future revenue depend on our ability to secure design wins and on our customers’ ability to successfully sell the products that incorporate our solutions. Securing design wins is a lengthy, expensive, and competitive process, and may not result in actual orders and sales, which could cause our revenue to decline.
●	The loss of one or several of our customers or reduced orders or pricing from existing customers may have a significant adverse effect on our operations and financial results.
●	Our costs may increase substantially if we or our third-party manufacturing contractors do not achieve satisfactory product yields or quality.
●	The complexity of our products may lead to defects, which could negatively impact our reputation with customers and result in liability.
●	We may experience difficulties in transitioning to new wafer fabrication process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

●	We currently maintain and are seeking to expand operations outside of the United States which exposes us to significant risks.

For a more complete discussion of the material risk factors applicable to us, see below.

Risk Factors Related to Our Financial Condition and Our Indebtedness

We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities.

Our total revenue was approximately $22.1 million for the six months ended June 30, 2021, and $42.0 million for the year ended December 31, 2020. As of June 30, 2021, we had cash and cash equivalents of approximately $14.2 million. Based on our current operating plan, we believe our existing cash and cash equivalents, coupled with availability under our credit facility and our anticipated growth and sales levels, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our existing capital may be insufficient to meet our long-term requirements. We have no committed sources of funding other than our revolving line of credit facility and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. If adequate funding is not available when needed, we may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

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

We have incurred net losses since our inception. We incurred net losses of $8.5 million and $0.2 million for the year ended December 31, 2020 and the six months ended June 30, 2021, respectively. As of June 30, 2021, we had an accumulated deficit of $157.4 million. While our products offer unique benefits over other industry memory technologies, the rate of adoption of our products and our ability to capture market share from legacy technologies is uncertain. Our revenue may also be adversely impacted by a number of other possible reasons, many of which are outside our control, including business conditions that adversely affect the semiconductor memory industry resulting in a decline in end market demand for our products, adverse impacts resulting from the COVID-19 pandemic, increased competition, or our failure to capitalize on growth opportunities. We also rely on achieving specific cost reduction targets that have uncertainty in their timing and magnitude. We may also incur unforeseen expenses in the ongoing operation of our business that cause us to exceed our operational spending plan. As a result, our ability to generate sufficient revenue growth and/or controlling expenses to transition to profitability and generate consistent positive cash flows is uncertain.

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

Risk Factors Related to Our Business and Our Industry

The ongoing novel coronavirus (COVID-19) global pandemic has adversely affected, and is expected to continue to adversely affect, our business, results of operations and financial condition. The widespread outbreak of any other illnesses or communicable diseases could also adversely affect our business, results of operations and financial condition.

We could be negatively impacted by the widespread outbreak of an illness, any other communicable disease or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In late 2019, there was an outbreak of a new strain of coronavirus, COVID-19, which has since spread globally. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” total lock-down orders, business limitations or shutdowns and similar orders. More recently, many news agencies have reported the spread of new variants of COVID-19, such as the Delta variant, that are more contagious than previous strains. The spread of these new strains are causing many government authorities to reimplement the aforementioned measures to try to reduce the spread that had become less prevalent. The COVID-19 pandemic and its variants have negatively impacted the global economy, disrupted global supply chains and workforce participation, and initially created significant volatility and disruption of financial markets.

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

he emergence of the significantly more contagious Delta variant of COVID-19 and the prevalence of breakthrough cases of infection among fully vaccinated people adds additional uncertainty and could result in further impacts to our business and operations, including those discussed above.

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

Any of the foregoing could adversely affect our business, results of operations and financial condition. The potential effects of COVID-19 may also impact many of our other risk factors discussed in this “Risk Factors” section. The ultimate extent of the impact of the COVID-19 pandemic on our business, results of operations and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them, and how quickly and to what extent normal economic and operating conditions can resume.

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

Disruptions in our supply chain may adversely impact our ability to fulfill customer demand which, in turn, may adversely impact our business, results of operations and financial condition.

If we fail to procure sufficient components used in our products, we may be unable to deliver our products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We would likely experience significant delays or cessation in producing some of our products if a labor strike, natural disaster, public health crisis or other supply disruption were to occur, including as a result of the COVID-19 pandemic, at any of our main suppliers.

In particular, the post-COVID-19 upturn in the semiconductor industry has stretched the supply chain, and we are subject to supply shortages, as well as higher costs as suppliers opportunistically raise prices. For example, there is currently a worldwide shortage of semiconductor, memory and other electronic components affecting many industries. Our products are dependent on some of these electronic components. A continued shortage of electronic components may impact us significantly and could cause us to experience extended lead times and increased prices from our suppliers, which could be significant. Extended lead times and decreased availability of key components could result in a significant disruption to our production schedule, all of which would have an adverse effect on our business, results of operations and financial condition. We do not have any guarantees of supply from our third-party suppliers, and in certain cases we have limited contractual arrangements [or are relying on standard purchase orders or on component parts available on the open market], which may further result in increased costs combined with reduced availability. A continued delay in our ability to produce and deliver our products could also cause our customers to purchase alternative products from our competitors and/or harm our reputation.

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

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our four largest end customers together accounted for 47% of our total revenue for the six months ended June 30, 2021, and one of these customers accounted for more than 10% of our revenue during that period. Our four largest end customers together accounted for 45% of our total revenue for the year ended December 31, 2020, and one of these customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	10/13/2016

3.1.1	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/22/2019

3.1.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/27/2020

3.2	Amended and Restated Bylaws	8-K	001-37900	3.2	5/22/2019

10.1	Separation Agreement, dated April 7, 2021, by and between the registrant and Daniel Berenbaum	10-Q	001-37900	10.1	5/7/2021

10.2	First Amendment to the Everspin Technologies, Inc. Amended and Restated 2016 Equity Incentive Plan	8-K	001-37900	10.1	5/25/2021

10.3	Executive Employment Agreement, effective as of April 3, 2021, between Everspin Technologies, Inc. and Sanjeev Aggarwal	8-K	001-37900	10.1	7/22/2021

10.4	Executive Employment Agreement, effective as of July 2, 2021, between Everspin Technologies, Inc. and Anuj Aggarwal	8-K	001-37900	10.2	7/22/2021

10.5*	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of July 28, 2021, between the Company and Silicon Valley Bank

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Everspin Technologies, Inc.

Date: August 12, 2021	By:	/s/ Darin Billerbeck
Darin Billerbeck
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Anuj Aggarwal
Anuj Aggarwal
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)