Form 10-Q
period 2021-09-30
EVERSPIN TECHNOLOGIES INC
filed 2021-11-12
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the Registrant’s Common Stock outstanding as of November 11, 2021 was 19,608,354.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$14,558	$14,599
Accounts receivable, net	10,629	7,607
Inventory	6,668	5,721
Prepaid expenses and other current assets	337	270
Total current assets	32,192	28,197
Property and equipment, net	951	1,946
Right-of-use assets	1,270	2,313
Other assets	488	73
Total assets	$34,901	$32,529

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,663	$2,224
Accrued liabilities	2,523	2,232
Deferred revenue	1,382	—
Current portion of long-term debt	3,364	4,242
Operating lease liabilities	1,011	1,508
Other liabilities	36	31
Total current liabilities	10,979	10,237
Long-term debt, net of current portion	2,100	3,748
Operating lease liabilities, net of current portion	268	903
Long-term income tax liability	229	229
Total liabilities	$13,576	$15,117
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 19,552,125 and 19,031,556 shares issued and outstanding as of September 30, 2021 and December 31, 2020	2	2
Additional paid-in capital	177,821	174,584
Accumulated deficit	(156,498)	(157,174)
Total stockholders’ equity	21,325	17,412
Total liabilities and stockholders’ equity	$34,901	$32,529

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product sales	$12,037	$9,577	$31,292	$30,139
Licensing, royalty, patent, and other revenue	2,758	543	5,631	1,915
Total revenue	14,795	10,120	36,923	32,054
Cost of product sales	6,043	7,763	14,629	19,009
Cost of licensing, royalty, patent, and other revenue	304	28	665	174
Total cost of sales	6,347	7,791	15,294	19,183
Gross profit	8,448	2,329	21,629	12,871
Operating expenses:[1]
Research and development	3,105	2,579	8,901	8,383
General and administrative	2,996	2,549	8,177	7,797
Sales and marketing	1,272	912	3,304	3,071
Total operating expenses	7,373	6,040	20,382	19,251
Income (loss) from operations	1,075	(3,711)	1,247	(6,380)
Interest expense	(165)	(157)	(461)	(501)
Other (expense) income, net	(8)	(3)	(35)	60
Net income (loss) before income taxes	902	(3,871)	751	(6,821)
Income tax expense	(22)	(24)	(75)	(100)
Net income (loss) and comprehensive income (loss)	$880	$(3,895)	$676	$(6,921)
Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$(0.21)	$0.03	$(0.37)
Diluted	$0.04	$(0.21)	$0.03	$(0.37)
Weighted average common shares used to compute net income (loss) per common share attributable to common stockholders:
Basic	19,511,132	18,942,163	19,296,241	18,705,149
Diluted	19,912,918	18,942,163	19,787,889	18,705,149

[1]Operating expenses include stock-based compensation as follows:
Research and development	$428	$182	$874	$538
General and administrative	434	657	1,224	1,888
Sales and marketing	165	71	376	207
Total stock-based compensation	$1,027	$910	$2,474	$2,633

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Nine Months Ended September 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	19,031,556	$2	$174,584	$(157,174)	$17,412
Exercise of stock options	54,077	—	144	—	144
Issuance of common stock under stock incentive plans	136,709	—	364	—	364
Stock-based compensation expense	—	—	743	—	743
Net loss	—	—	—	(460)	(460)
Balance at March 31, 2021	19,222,342	$2	$175,835	$(157,634)	$18,203
Exercise of stock options	23,280	—	57	—	57
Issuance of common stock under stock incentive plans	189,652	—	92	—	92
Stock-based compensation expense	—	—	704	—	704
Net income	—	—	—	256	256
Balance at June 30, 2021	19,435,274	$2	$176,688	$(157,378)	$19,312
Exercise of stock options	27,386	—	106	—	106
Issuance of common stock under stock incentive plans	68,002	—	—	—	—
Stock-based compensation expense	—	—	1,027	—	1,027
Exercise of warrants	21,463		—	—	—
Net income	—	—	—	880	880
Balance at September 30, 2021	19,552,125	$2	$177,821	$(156,498)	$21,325

	Nine Months Ended September 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	18,081,753	$2	$167,149	$(148,662)	$18,489
Issuance of common stock under stock incentive plans	88,375	—	315	—	315
Stock-based compensation expense	—	—	805	—	805
Issuance of common stock in at-the-market offering, net of issuance costs	468,427	—	2,084	—	2,084
Net loss	—	—	—	(1,732)	(1,732)
Balance at March 31, 2020	18,638,555	$2	$170,353	$(150,394)	$19,961
Issuance of common stock under stock incentive plans	231,220	—	827	—	827
Stock-based compensation expense	—	—	918	—	918
Net loss	—	—	—	(1,294)	(1,294)
Balance at June 30, 2020	18,869,775	$2	$172,098	$(151,688)	$20,412
Issuance of common stock under stock incentive plans	101,016	—	379	—	379
Stock-based compensation expense	—	—	910	—	910
Issuance of warrant	—	—	152	—	152
Net loss	—	—	—	(3,895)	(3,895)
Balance at September 30, 2020	18,970,791	$2	$173,539	$(155,583)	$17,958

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$676	$(6,921)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,117	1,611
Stock-based compensation	2,474	2,633
Non-cash warrant revaluation	5	2
Non-cash interest expense	274	231
Changes in operating assets and liabilities:
Accounts receivable	(3,022)	(2,368)
Inventory	(947)	1,690
Prepaid expenses and other current assets	(67)	440
Other assets	(175)	—
Accounts payable	656	(31)
Accrued liabilities	655	(692)
Deferred revenue	1,382	—
Lease liabilities	(90)	(132)
Net cash provided by (used in) operating activities	2,938	(3,537)
Cash flows from investing activities
Purchases of property and equipment	(578)	(307)
Net cash used in investing activities	(578)	(307)
Cash flows from financing activities
Payments on long-term debt	(2,800)	—
Payments on finance lease obligation	—	(6)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	399	1,206
Proceeds from issuance of common stock in at-the-market offering, net of issuance costs	—	2,084
Net cash (used in) provided by financing activities	(2,401)	3,284
Net decrease in cash and cash equivalents	(41)	(560)
Cash and cash equivalents at beginning of period	14,599	14,487
Cash and cash equivalents at end of period	$14,558	$13,927
Supplementary cash flow information:
Interest paid	$178	$271
Operating cash flows paid for operating leases	$1,212	$1,298
Financing cash flows paid for finance leases	$—	$6
Non-cash investing and financing activities:
Increase of right-of-use asset and lease liability due to lease modification	$—	$545
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$8
Bonus settled in shares of common stock	$364	$315
Issuance of warrant with debt	$—	$152

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC.

The Company believes that its existing cash and cash equivalents as of September 30, 2021, coupled with its anticipated growth and sales levels will be sufficient to meet its anticipated cash requirements for at least the next twelve months from the financial statement issuance date. The Company’s future capital requirements will depend on many factors, including, among other things, its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. The Company may be required at some point in the future to seek additional equity or debt financing, to sustain operations beyond that point, and such additional financing may not be available on acceptable terms or at all. If the Company is unable to raise additional capital or generate sufficient cash from operations to adequately fund its operations, it will need to curtail planned activities to reduce costs. Doing so will likely harm its ability to execute on its business plan.

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

Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Trade accounts receivable	$10,500	$7,590
Unbilled accounts receivable	344	255
Allowance for product returns and price concessions	(215)	(238)
Accounts receivable, net	$10,629	$7,607

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

	Revenue				Accounts Receivable, net
	Three Months Ended		Nine Months Ended		As of
	September 30,		September 30,		September 30,	December 31,
Customers	2021	2020	2021	2020	2021	2020
Customer A	17%	38%	14%	32%	21%	29%
Customer B	13%	*	20%	*	31%	25%
Customer C	*	*	*	*	12%	*
*	Less than 10%

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

As of September 30, 2021, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments consist of Level 1 assets and a Level 3 liability. Level 1 assets consist of highly liquid money market funds that are included in cash equivalents. The Company’s Level 3 liability consists of warrants issued in connection with the Company’s current credit facility (Note 6).

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$14,657	$—	$—	$14,657
Total assets measured at fair value	$14,657	$—	$—	$14,657

Liabilities:
Warrant liability	$—	$—	$36	$36
Total liabilities measured at fair value	$—	$—	$36	$36

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$14,669	$—	$—	$14,669
Total assets measured at fair value	$14,669	$—	$—	$14,669

Liabilities:
Warrant liability	$—	$—	$31	$31
Total liabilities measured at fair value	$—	$—	$31	$31

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

The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Distributor	$9,143	$5,385	$24,644	$18,952
Non-distributor	5,652	4,735	12,279	13,102
Total revenue	$14,795	$10,120	$36,923	$32,054

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Point in time	$13,618	$9,756	$34,212	$30,982
Over time	1,177	364	2,711	1,072
Total revenue	$14,795	$10,120	$36,923	$32,054

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product sales	$12,037	$9,577	$31,292	$30,139
Royalties	274	179	1,612	843
Patents	1,307	—	1,307	—
Other revenue	1,177	364	2,712	1,072
Total revenue	$14,795	$10,120	$36,923	$32,054

In September 2021, the Company entered into an intellectual property monetization deal to sell five patents to a customer for a total contract value of $5.25 million. Two of the patents were assigned to the customer in September 2021, and the remaining three patents were assigned to the customer subsequent to quarter-end in October 2021. Control is transferred when the patents are assigned to the customer. As a result, $1.30 million of patent revenue was recognized during the quarter ended September 31, 2021, related to the patent sales, with the remaining $3.95 million to be recognized in the fourth quarter of 2021.

The Company recognizes revenue in three primary geographic regions: Asia-Pacific (APAC); North America; and Europe, Middle East and Africa (EMEA). The following table presents the Company’s revenues disaggregated by the geographic region to which the product is delivered or licensee is located (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
APAC	$8,523	$7,152	$23,474	$22,435
North America	4,197	2,109	8,623	5,033
EMEA	2,075	859	4,826	4,586
Total revenue	$14,795	$10,120	$36,923	$32,054

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$356	$329
Work-in-process	5,084	4,910
Finished goods	1,228	482
Total inventory	$6,668	$5,721

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Payroll-related expenses	$1,994	$1,274
Inventory	266	416
Other	263	542
Total accrued liabilities	$2,523	$2,232

Deferred Revenue

In the nine months ended September 30, 2021, the Company executed contractual arrangements with a customer for the development of a RAD-Hard product, consisting of a technology license, design license agreement and development subcontract. The Company does not share in the rights to future revenues or royalties. The total arrangements are for $6.5 million in consideration.

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

Under the agreements, the Company received a non-refundable, upfront payment of $3.0 million in the first quarter of 2021 and a payment of $0.7 million was received in the third quarter of 2021. As of September 30, 2021, $1.4 million was recorded as deferred revenue, current, with $0.9 million and $2.3 million recognized as revenue during the three and nine months ended September 30, 2021, respectively.

5. Leases

Operating leases consist primarily of office space expiring at various dates through 2023. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The undiscounted future non-cancellable lease payments under the Company’s operating leases were as follows (in thousands):

As of September 30, 2021	Amount
2021	$391
2022	861
2023	68
Total lease payments	1,320
Less: imputed interest	(41)
Total operating lease liabilities	1,279
Less: current portion of operating lease liabilities	(1,011)
Total operating lease liabilities, net of current portion	$268

Other information related to the Company’s operating lease liabilities was as follows:

	September 30,	December 31,
	2021	2020
Weighted-average remaining lease term (years)	1.15	1.74
Weighted-average discount rate	6.00%	6.00%

In September 2021, and subsequent to quarter end in October 2021, the Company entered into two new office lease agreements for leases that were set to expire in the fourth quarter of 2021 and the first quarter of 2022. Both new lease agreements are scheduled to commence in February 2022. Monthly escalating lease payments range from $13,000 to $39,000, with maturity dates ranging from April 2027 – January 2029, both with options to extend upon written notice within twelve months prior to maturity.

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

The amended Line of Credit allows for a maximum draw of $5.0 million, subject to a formula borrowing base, has a two-year term and bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 4.75%. As of September 30, 2021, the interest rate was 4.75%. The Line of Credit required a commitment fee of 1.6% of the maximum availability of the Line of Credit, which was paid in August 2019 upon closing, and was accounted for as a debt discount. The Line of Credit also provides for a termination fee equal to 1% of the maximum availability under the Line of Credit, which is due in case of a termination of the Line of Credit prior to the scheduled maturity date, and an unused facility fee equal to 0.125% per annum of the average unused portion of the Line of Credit, which is expensed as incurred. At execution, $2.0 million from the Line of Credit was used to refinance a portion of the outstanding balance of the 2017 Credit Facility, and $3.0 million remains available under the Line of Credit, subject to borrowing base availability. As of September 30, 2021, the effective interest rate under the Line of Credit was 10.18% and the outstanding balance was $1.0 million. The Line of Credit was set to mature on August 5, 2021. The second amendment, entered into on July 28, 2021, extended the maturity date of the Line of Credit to August 5, 2022.

The amended 2019 Term Loan provides for a $6.0 million term loan, which was used to refinance the remaining balance of the 2017 Credit Facility. The 2019 Term Loan has a term of 46 months, and a 16-month interest-only period followed by 30 months of equal principal payments, plus accrued interest. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 3.75%. As of September 30, 2021, the interest rate was 3.75%. A final payment of 7% of the original principal amount of the 2019 Term Loan must be made when the 2019 Term Loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment, which is accounted for as a debt discount, is being accreted using the effective interest method. The 2019 Term Loan has a prepayment fee equal to 2% of the total commitment, which is due only if the 2019 Term Loan is prepaid prior to the scheduled maturity date for any reason. As of September 30, 2021, the effective interest rate under the 2019 Term Loan was 7.85% and the outstanding balance was $4.6 million. The 2019 Term Loan matures on June 1, 2023.

In conjunction with entering into the 2019 Credit Facility, on August 5, 2019, the Company and SVB amended and restated the warrant issued to SVB in connection with the first amendment to the 2017 Credit Facility, which was a warrant to purchase 9,375 shares of the Company’s common stock at an exercise price of $8.91 per share, to add an option by SVB to put the warrant back to the Company for $50,000 upon expiration or a liquidity event, to be prorated if SVB exercises a portion of the warrant. The warrant expires on July 6, 2023. The warrant is classified as a liability and recorded at fair value within other liabilities in the Company’s condensed balance sheet. Due to the put right, the warrant is subject to fair value remeasurement at each subsequent reporting date until the exercise or expiration of the warrant. Any resulting change in the fair value of the warrant will be recorded as other (expense) income, net in the Company’s condensed statement of operations and comprehensive loss. The Company recognized other expense of $0 and $5,000 for the three and nine months ended September 30, 2021, respectively. The Company recognized other expense of $5,000 and $2,000 for the three and nine months ended September 30, 2020, respectively.

In conjunction with entering into the first amendment to the 2019 Credit Facility, on July 15, 2020, the Company issued a warrant to SVB to purchase 21,500 shares of the Company’s common stock at an exercise price of $0.01 per share. The warrant expires on July 15, 2025. The warrant is classified as equity and was recorded as a debt discount that will be amortized to interest expense using the effective interest method. The fair value of the warrant was $152,000 on the date of issuance using the Black-Scholes option-pricing model. On July 22, 2021, SVB elected to exercise the warrant associated with the first amendment to the 2019 Credit Facility, which resulted in a net cashless exercise of the warrant and the issuance of 21,463 shares of the Company’s common stock.

Collateral for the 2019 Credit Facility includes all of the Company’s assets except for intellectual property. The Company is required to comply with certain covenants under the 2019 Credit Facility, including requirements to maintain a minimum cash balance and availability under the Line of Credit, and restrictions on certain actions without the consent of the lender, such as limitations on its ability to engage in mergers or acquisitions, sell assets, incur indebtedness or grant liens or negative pledges on its assets, make loans or make other investments. Under these covenants, the Company is prohibited from paying cash dividends with respect to its capital stock. The Company was in compliance with all covenants at September 30, 2021. The 2019 Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on the Company’s ability to perform its obligations under the 2019 Term Loan. As of September 30, 2021, management does not believe that it is probable that the clause will be triggered within the next 12 months, and therefore the 2019 Term Loan is classified as long-term debt.

The amortization of the debt issuance costs and accretion of the debt discount is included in interest expense within the statement of operations and comprehensive loss and included in non-cash interest expense within the statement of cash flows.

The carrying value of the Company’s 2019 Credit Facility as of September 30, 2021 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$3,400	$2,220	$5,620
Unamortized debt discounts	(36)	(120)	(156)
Net carrying value	$3,364	$2,100	$5,464

The carrying value of the Company’s 2019 Credit Facility as of December 31, 2020 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$4,400	$4,020	$8,420
Unamortized debt discounts	(158)	(272)	(430)
Net carrying value	$4,242	$3,748	$7,990

The table below includes the principal repayments due under the 2019 Credit Facility (in thousands):

Principal Repayment as of September 30, 2021
2021 (three remaining months)	600
2022	3,400
2023	1,620
Total principal repayments	$5,620

The $0.6 million in principal repayments noted above for the three remaining months for the year ended December 31, 2021 are related to payments on the Term Loan.

Of

7. Stockholders’ Equity

At-the-Market Sales Agreement

In August 2019, the Company entered into an Open Market Sale Agreement (2019 Sales Agreement) with Jefferies, LLC (Jefferies), for the offer and sale of shares of its common stock having an aggregate offering of up to $25.0 million from time to time through Jefferies, acting as the Company’s sales agent. The issuance and sale of these shares by the Company pursuant to the 2019 Sales Agreement are deemed an “at-the-market” (ATM) offering under the Securities Act of 1933, as amended. Under the 2019 Sales Agreement, the Company agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales made pursuant to the Sales Agreement. During the nine months ended September 30, 2020, the Company received net proceeds of $2.1 million, after deducting commissions and expenses payable by the Company, from the sale of 468,427 shares of common stock pursuant to the 2019 Sales Agreement. The Company suspended sales under the 2019 Sales Agreement in March 2020 and terminated the ATM program in November 2020.

8. Stock-Based Compensation

The following table summarizes the stock option and award activity for the nine months ended September 30, 2021:

		Options Outstanding
			Weighted-	Weighted-
	Options and		Average	Average	Aggregate
	Awards		Exercise	Remaining	Intrinsic
	Available for	Number of	Price Per	Contractual	Value
	Grant	Options	Share	Life (years)	(In thousands)
Balance—December 31, 2020	179,219	2,272,905	$5.58	7.9	$1,640
Authorized	1,120,946
RSUs granted	(517,564)
RSUs cancelled/forfeited	108,581
Options granted	(744,978)	744,978	$5.60
Options exercised	—	(104,743)	$2.94		$346
Options cancelled/forfeited	897,471	(916,911)	$6.49
Balance—September 30, 2021	1,043,675	1,996,229	$5.30	8.3	$2,951
Options exercisable—September 30, 2021		760,979	$6.01	6.8	$895

The total grant date fair value of options vested was $178,000 and $438,000 during the three months ended September 30, 2021 and 2020, respectively, and $711,000 and $1.8 million during the nine months ended September 30, 2021 and 2020, respectively.

The weighted-average grant date fair value of employee options granted was $3.59 and $3.62 per share during the three months ended September 30, 2021 and 2020, respectively, and $3.58 and $1.71 per share during the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, of the 916,911 options cancelled/forfeited, 19,440 of the options relate to a prior stock-based compensation plan that are no longer available for grant under the current stock-based compensation plan.

2016 Employee Stock Purchase Plan

In January 2021, there was an increase of 190,315 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP) pursuant to the terms of the ESPP. The Company had 684,996 shares available for future issuance under the Company’s ESPP as of September 30, 2021. Employees purchased 32,186 shares for $92,000 during the nine months ended September 30, 2021. Employees purchased 22,474 shares for $50,000 during the three and nine months ended September 30, 2020.

Restricted Stock Units

The following table summarizes restricted stock units (RSUs) activity for the nine months ended September 30, 2021:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2020	416,742	$4.89
Granted	517,564	$5.51
Vested	(362,438)	$5.62
Cancelled/forfeited	(108,581)	$4.75
Balance—September 30, 2021	463,287	$5.05

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of September 30, 2021, there was $1.9 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.2 years.

Stock-based Compensation Expense

As of September 30, 2021, there was $3.5 million of total unrecognized stock-based compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 3.0 years.

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

Silterra Malaysia Sdn. Bhd. Joint Collaboration Agreement

In September 2018, the Company entered into a Joint Collaboration Agreement (JCA) with Silterra Malaysia Sdn. Bhd., and another third party. The JCA will create additional manufacturing capacity for the Company’s Toggle MRAM products. The Company had previously anticipated initial production starting in 2020. However, as a result of recent delays, the Company now anticipates initial production to start some time in 2022. Under the JCA, the Company is required to pay non-recurring engineering costs of $1.0 million. As of September 30, 2021, the Company has paid $600,000 of these JCA costs. There were no JCA costs paid during the nine months ended September 30, 2021. Subsequent to September 30, 2021, on October 23, 2021, the Company executed a termination of the JCA. As a result, the Company does not expect to incur additional JCA costs for the remainder of 2021.

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

The following tables set forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$880	$(3,895)	$676	$(6,921)
Denominator:
Weighted-average common shares outstanding used to calculate net income (loss) per common share, basic	19,511,132	18,942,163	19,296,241	18,705,149
Net income (loss) per common share, basic	$0.05	$(0.21)	$0.03	$(0.37)

	Three Months Ended September 30,		Nine Months Ended September 30,
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$880	$(3,895)	$676	$(6,921)
Denominator:
Weighted-average common shares outstanding used to calculate net income (loss) per common share, basic	19,511,132	18,942,163	19,296,241	18,705,149
Effect of dilutive	401,786	—	491,648	—
Weighted-average common shares outstanding used to calculate net income (loss) per common share, diluted	19,912,918	18,942,163	19,787,889	18,705,149
Net income (loss) per common share, diluted	$0.04	$(0.21)	$0.03	$(0.37)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net income (loss) per common share for the periods presented, because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common stock	1,251,209	2,300,452	1,277,088	2,300,452
RSUs	6,437	458,324	28,389	458,324
Common stock warrants	9,375	49,336	9,375	49,336
ESPP	14,031	—	28,078	—
Total	1,281,052	2,808,112	1,342,930	2,808,112

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Adjusted EBITDA reconciliation:
Net income (loss)	$880	$(3,895)	$676	$(6,921)
Depreciation and amortization	361	799	1,117	1,611
Stock-based compensation expense	1,027	910	2,474	2,633
Interest expense	165	157	461	501
Income tax expense	22	24	75	100
Adjusted EBITDA	$2,455	$(2,005)	$4,803	$(2,076)

Design wins. To continue to grow our revenue, we must continue to achieve design wins for our MRAM products. We consider a design win to occur when an OEM or contract manufacturer notifies us that it has qualified one of our products as a component in a product or system for production. Because the life cycles for our customers’ products can last for many years, if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win. New design wins in the first three quarters of 2021 were 40, 37, and 40, respectively, compared to 37, 43, and 52 in the first three quarters of 2020, respectively.

Effect of the COVID-19 Pandemic on our Business

The novel coronavirus (COVID-19) outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” total lock-down orders, business limitations or shutdowns and similar orders. More recently, many new agencies have reported the spread of new variants of COVID-19, such as the Delta variant, that are more contagious than previous strains. The spread of these new strains is causing many government authorities to reimplement the aforementioned measures to try to reduce the spread that had become less prevalent. The COVID-19 pandemic and its variants have negatively impacted the global economy, disrupted global supply chains and workforce participation, and initially created significant volatility and disruption of financial markets.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	(In thousands)		(As a percentage of revenue)		(In thousands)		(As a percentage of revenue)
Product sales	$12,037	$9,577	81%	95%	$31,292	$30,139	85%	94%
Licensing, royalty, patent, and other revenue	2,758	543	19	5	5,631	1,915	15	6
Total revenue	14,795	10,120	100	100	36,923	32,054	100	100
Cost of product sales	6,043	7,763	41	77	14,629	19,009	40	59
Cost of licensing, royalty, patent, and other revenue	304	28	2	—	665	174	2	1
Total cost of sales	6,347	7,791	43	77	15,294	19,183	41	60
Gross profit	8,448	2,329	57	23	21,629	12,871	59	40
Operating expenses:
Research and development	3,105	2,579	21	25	8,901	8,383	24	26
General and administrative	2,996	2,549	20	25	8,177	7,797	22	24
Sales and marketing	1,272	912	9	9	3,304	3,071	9	10
Total operating expenses	7,373	6,040	50	59	20,382	19,251	55	60
Income (loss) from operations	1,075	(3,711)	7	(37)	1,247	(6,380)	4	(20)
Interest expense	(165)	(157)	(1)	(2)	(461)	(501)	(1)	(2)
Other (expense) income, net	(8)	(3)	—	—	(35)	60	—	—
Net income (loss) before income taxes	902	(3,871)	6	(38)	751	(6,821)	2	(21)
Income tax expense	(22)	(24)	—	—	(75)	(100)	—	—
Net income (loss) and comprehensive income (loss)	$880	$(3,895)	6%	(39)%	$676	$(6,921)	3%	(22)%

Comparison of the three months ended September 30, 2021 and 2020

Revenue

We generated 62% and 53% of our revenue from products sold through distributors for the three months ended September 30, 2021 and 2020, respectively.

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

	Three Months Ended September 30,
	2021	2020
APAC	$8,523	$7,152
North America	4,197	2,109
EMEA	2,075	859
Total revenue	$14,795	$10,120

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	%

	(Dollars in thousands)
Product sales	$12,037	$9,577	$2,460	25.7%
Licensing, royalty, patent, and other revenue	2,758	543	2,215	407.9%
Total revenue	$14,795	$10,120	$4,675	46.2%

Total revenue increased by $4.7 million, or 46.2%, from $10.1 million during the three months ended September 30, 2020 to $14.8 million during the three months ended September 30, 2021. Product sales increased by $2.5 million, or 25.7%, from $9.6 million to $12.0 million due to a higher volume of units produced and sold.

Licensing, royalty, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Our best estimate of royalty revenue earned is made through the year, with an annual adjustment recognized for actual sales in the first quarter of each fiscal year. Licensing, royalty and other revenue increased by $2.2 million, from $0.5 million during the three months ended September 30, 2020 to $2.8 million during the three months ended September 30, 2021. The increase was driven by the sale of two patents during the quarter in a strategic effort to continue to monetize the Company’s intellectual property, along with an increase in licensing revenue from our contracts related to a U.S. Government RAD-Hard program entered into in the first quarter of 2021.

Cost of Sales and Gross Margin

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	%

	(Dollars in thousands)
Cost of product sales	$6,043	$7,763	$(1,720)	(22.2)%
Cost of licensing, royalty, patent, and other revenue	304	28	276	985.7%
Total cost of sales	$6,347	$7,791	$(1,444)	(18.5)%
Gross margin	60.7%	43.9%

Cost of product sales decreased by $1.7 million, or 22.2%, from $7.8 million during the three months ended September 30, 2020, to $6.0 million during the three months ended September 30, 2021. The decrease was due to improved manufacturing yields, a reduction in charges to state inventory at its net realizable value, and accelerated depreciation adjustment for the three months ended September 30, 2020.

Cost of licensing, royalty, and other increased by $0.3 million from $28,000 during the three months ended September 30, 2020, to $0.3 million during the three months ended September 30, 2021. The increase was due primarily to increases in foundry and licensing activities.

Gross margin increased from 43.9% during the three months ended September 30, 2020 to 60.7% during the three months ended September 30, 2021. The increase in gross margin was due primarily to higher licensing and royalty revenue along with improved manufacturing yields.

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

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Research and development	$3,105	$2,579	$526	20.4%
Research and development as a % of revenue	21%	25%

Research and development expenses increased by $0.5 million, or 20.4%, from $2.6 million during the three months ended September 30, 2020 to $3.1 million during the three months ended September 30, 2021. The increase was primarily due to higher expenses relating to the development of our 28nm product.

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
General and administrative	$2,996	$2,549	$447	17.5%
General and administrative as a % of revenue	20%	25%

General and Administrative Expenses. General and administrative expenses increased by $0.5 million, or 17.5%, from $2.5 million during the three months ended September 30, 2020 to $3.0 million during the three months ended September 30, 2021. The increase is due primarily to profit sharing and professional service fees.

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Sales and marketing	$1,272	$912	$360	39.5%
Sales and marketing as a % of revenue	9%	9%

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.4 million, or 39.5%, from $0.9 million during the three months ended September 30, 2020 to $1.3 million during the three months ended September 30, 2021. The increase is due to an increase in variable compensation costs.

Interest Expense

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	%

	(Dollars in thousands)
Interest expense	$165	$157	$8	5.1%

Interest expense increased by $8,000, or 5.1%, from $157,000 during the three months ended September 30, 2020 to $165,000 during the three months ended September 30, 2021. The increase was due to fees paid to extend the Line of Credit during the third quarter of 2021.

Other (Expense) Income, Net

	Three Months Ended
	September 30,		Change
	2021	2020	Amount	%

	(Dollars in thousands)
Other (expense) income, net	$(8)	$(3)	$(5)	166.7%

Other (expense) income, net was expense amounting to $3,000 during the three months ended September 30, 2020 compared to an expense of $8,000 during the three months ended September 30, 2021. The change was primarily due to a decrease in interest income earned on our cash balances during the quarter from the lower interest rate environment, offset by increases in tax payments.

Comparison of the nine months ended September 30, 2021 and 2020

Revenue

We generated 67% and 59% of our revenue from products sold through distributors for the nine months ended September 30, 2021 and 2020, respectively.

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

	Nine Months Ended September 30,
	2021	2020
APAC	$23,474	$22,435
North America	8,623	5,033
EMEA	4,826	4,586
Total revenue	$36,923	$32,054

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount	%

	(Dollars in thousands)
Product sales	$31,292	$30,139	$1,153	3.8%
Licensing, royalty, patent, and other revenue	5,631	1,915	3,716	194.0%
Total revenue	$36,923	$32,054	$4,869	15.2%

Total revenue increased by $4.9 million, or 15.2%, from $32.1 million during the nine months ended September 30, 2020 to $36.9 million during the nine months ended September 30, 2021. Product sales increased by $1.2 million, or 3.8%, from $30.1 million to $31.3 million due to a higher volume of units produced and sold.

Licensing, royalty, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Our best estimate of royalty revenue earned is made through the year, with an annual adjustment recognized for actual sales in the first quarter of each fiscal year. Licensing, royalty and other revenue increased by $3.7 million, from $1.9 million during the nine months ended September 30, 2020 to $5.6 million during the nine months ended September 30, 2021. The increase was driven by the sale of two patents during the quarter in a strategic effort to continue to monetize the Company’s intellectual property, along with an increase in licensing revenue from our contracts related to a U.S. Government RAD-Hard program entered into in the second quarter of 2021.

Cost of Sales and Gross Margin

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount	%

	(Dollars in thousands)
Cost of product sales	$14,629	$19,009	$(4,380)	(23.0)%
Cost of licensing, royalty, patent, and other revenue	665	174	491	282.2%
Total cost of sales	$15,294	$19,183	$(3,889)	(20.3)%
Gross margin	58.6%	40.2%

Cost of product sales decreased by $4.6 million, or 23.7%, from $19.2 million during the nine months ended September 30, 2020, to $14.6 million during the nine months ended September 30, 2021. The decrease was due to improved manufacturing yields, along wit ha one-time non-cash inventory reserve and accelerated depreciation adjustment for the nine months ended September 30, 2020.

Cost of licensing, royalty, and other increased by $0.5 from $0.2 million during the nine months ended September 30, 2020, to $0.7 million during the nine months ended September 30, 2021. The increase was due primarily to increases in foundry and licensing activities.

Gross margin increased from 40.2% during the nine months ended September 30, 2020 to 58.2% during the nine months ended September 30, 2021. The increase in gross margin was due primarily to higher licensing and royalty revenue along with improved manufacturing yields.

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

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Research and development	$8,901	$8,383	$518	6.2%
Research and development as a % of revenue	24%	26%

Research and development expenses increased by $0.5 million, or 6.2%, from $8.4 million during the nine months ended September 30, 2020 to $8.9 million during the nine months ended September 30, 2021. The increase was primarily due to higher expenses relating to the development of our 28 nm product.

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
General and administrative	$8,177	$7,797	$380	4.9%
General and administrative as a % of revenue	22%	24%

General and Administrative Expenses. General and administrative expenses increased by $0.4 million, or 4.9%, from $7.8 million during the nine months ended September 30, 2020 to $8.2 million during the nine months ended September 30, 2021. The increase is due primarily to profit sharing and professional service fees.

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Sales and marketing	$3,304	$3,071	$233	7.6%
Sales and marketing as a % of revenue	9%	10%

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.2 million or 7.6%, from $3.1 million during the nine months ended September 30, 2020 to $3.3 million during the nine months ended September 30, 2021. The increase is due to an increase in variable compensation costs.

Interest Expense

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Interest expense	$461	$501	$(40)	(8.0)%

Interest expense decreased by $40,000 or 8.0%, from $501,000 during the nine months ended September 30, 2020 to $461,000 during the nine months ended September 30, 2021. The decrease was partially due to a decrease in outstanding principal on our Term Loan during the first three quarters of 2021.

Other (Expense) Income, Net

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount	%

	(Dollars in thousands)
Other (expense) income, net	$(35)	$60	$(95)	(158.3)%

Other (expense) income, net was income of $60,000 during the nine months ended September 30, 2020 compared to an expense of $35,000 during the nine months ended September 30, 2021. The change was primarily due to a decrease in interest income earned on our cash balances during the quarter from the lower interest rate environment.

Liquidity and Capital Resources

We have generated significant losses since our inception and had an accumulated deficit of $156.5 million as of September 30, 2021, compared to $157.2 million as of December 31, 2020. We have historically financed our operations primarily through the sale of our common stock in our initial public offering (IPO) and follow-on public offering, sales of our common stock under our at-the-market (ATM) program (which was terminated in November 2020), sales of our redeemable convertible preferred stock, debt financing and the sale of our products. As of September 30, 2021, we had $14.6 million of cash and cash equivalents, compared to $14.6 million as of December 31, 2020.

We believe that our existing cash and cash equivalents as of September 30, 2021, coupled with the amount available under our 2019 Credit Facility and our anticipated growth and sales levels, will be sufficient to meet our anticipated cash requirement for at least the next twelve months. Our future capital requirements will depend on many factors, including, among other things, our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products.

For additional information about the 2019 Credit Facility, see Note 6 to our condensed financial statements in Part I, Item 1 of this report.

At-the-Market Sales Agreement

In August 2019, we entered into an Open Market Sale Agreement (2019 Sales Agreement) with Jefferies, LLC (Jefferies) for the offer and sale of shares of our common stock having an aggregate offering of up to $25.0 million from time to time through Jefferies, acting as our sales agent. The issuance and sale of these shares pursuant to the 2019 Sales Agreement are deemed an ATM offering under the Securities Act of 1933, as amended. Under the 2019 Sales Agreement, we agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales made pursuant to the 2019 Sales Agreement. During the nine months ended September 30, 2020, we received net proceeds of $2.1 million after deducting commissions and expenses payable by us, from the sale of 468,427 shares of common stock pursuant to the 2019 Sales Agreement. We suspended sales under the 2019 Sales Agreement in March 2020 and terminated the ATM program in November 2020.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2021	2020

	(In thousands)
Cash provided by (used in) operating activities	$2,938	$(3,537)
Cash used in investing activities	(578)	(307)
Cash (used in) provided by financing activities	(2,401)	3,284

Cash Flows From Operating Activities

During the nine months ended September 30, 2021, cash provided by operating activities was $2.9 million, which consisted of net income of $0.7 million, cash provided by non-cash charges of $3.9 million and changes of net operating assets and liabilities of $1.6 million. The non-cash charges primarily consisted of stock-based compensation of $2.5 million, depreciation and amortization of $1.1 million, and interest expense related to the amortization of debt issuance costs of $0.3 million. The use of cash due to the change in our net operating assets and liabilities was primarily due to an increase in accounts receivable of $3.0 million due to timing of cash receipts for outstanding balances, an increase of $0.9 million in inventory due to increased inventory levels, and an increase of $0.1 million in prepaid expenses and other current assets. These uses were partially offset by an increase in deferred revenue of $1.4 million, an increase of $0.7 million in accrued liabilities due to the timing of payments, and an increase in accounts payable of $0.7 million.

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

Cash Flows From Investing Activities

Cash used in investing activities during the nine months ended September 30, 2021 and 2020 was $0.6 million and $0.3 million, respectively, for the purchase of manufacturing and computer equipment.

Cash Flows From Financing Activities

Cash used in financing activities during the nine months ended September 30, 2021 was $2.4 million, consisting of $2.8 million of payments of term loan installments, partially offset by $0.4 million in proceeds from stock option exercises.

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

Our management, including our Interim Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2021, the end of the period covered by this quarterly report on Form 10-Q.

Based on this evaluation, our Interim CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021, with the exception of the ongoing material weakness discussed below.

Material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our audited annual financial statements for the year ended December 31, 2020, we determined our controls around inventory, including unit reconciliations and communication protocols between operations and accounting were not sufficiently designed to prevent and detect a material misstatement. This error was the result of a material weakness in our internal control over financial reporting, which we are in process of remediating as of September 30, 2021 through the plan outlined below.

Management’s steps taken to remediate the material weakness.

To remediate this material weakness, we have taken the following actions:

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

Except with respect to the remediation efforts described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

We are subject to a variety of risks and uncertainties, including risks related to our financial condition and our indebtedness, risks related to our business and our industry, risks related to our intellectual property and technology, risks related to regulatory matters and compliance, risks related to our common stock and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:

●	We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities.
●	We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.
●	The ongoing COVID-19 global pandemic has adversely affected, and is expected to continue to adversely affect, our business, results of operations and financial condition. The widespread outbreak of any other illnesses or communicable diseases could also adversely affect our business, results of operations and financial condition.
●	The limited history of STT-MRAM adoption makes it difficult to evaluate our current business and future prospects.
●	We may be unable to match production with customer demand for a variety of reasons including our inability to accurately forecast customer demand or the capacity constraints of our suppliers, which could adversely affect our operating results.
●	As we expand into new potential markets, we expect to face intense competition, including from our customers and potential customers, and may not be able to compete effectively, which could harm our business.
●	We rely on third parties to distribute, manufacture, package, assemble and test our products, which exposes us to a number of risks, including reduced control over manufacturing and delivery timing and potential exposure to price fluctuations, which could result in a loss of revenue or reduced profitability.
●	Disruptions in our supply chain may adversely impact our ability to fulfill customer demand which, in turn, may adversely impact our business, results of operations and financial condition.
●	Our joint development agreement and strategic relationships involve numerous risks.
●	The market for semiconductor memory products is characterized by declines in average selling prices, which we expect to continue, and which could negatively affect our revenue and margins.
●	We must continuously develop new and enhanced products, and if we are unable to successfully market our new and enhanced products for which we incur significant expenses to develop, our results of operations and financial condition will be materially adversely affected.

●	Our success and future revenue depend on our ability to secure design wins and on our customers’ ability to successfully sell the products that incorporate our solutions. Securing design wins is a lengthy, expensive, and competitive process, and may not result in actual orders and sales, which could cause our revenue to decline.
●	The loss of one or several of our customers or reduced orders or pricing from existing customers may have a significant adverse effect on our operations and financial results.
●	Our costs may increase substantially if we or our third-party manufacturing contractors do not achieve satisfactory product yields or quality.
●	The complexity of our products may lead to defects, which could negatively impact our reputation with customers and result in liability.
●	We may experience difficulties in transitioning to new wafer fabrication process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.
●	We currently maintain, and are seeking to expand, operations outside of the United States which exposes us to significant risks.

For a more complete discussion of the material risk factors applicable to us, see below.

Risk Factors Related to Our Financial Condition and Our Indebtedness

We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities.

Our total revenue was approximately $36.9 million for the nine months ended September 30, 2021, and $42.0 million for the year ended December 31, 2020. As of September 30, 2021, we had cash and cash equivalents of approximately $14.6 million. Based on our current operating plan, we believe our existing cash and cash equivalents, coupled with availability under our credit facility and our anticipated growth and sales levels, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our existing capital may be insufficient to meet our long-term requirements. We have no committed sources of funding other than our revolving line of credit facility and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. If adequate funding is not available when needed, we may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

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

Although we generated net income of $0.9 million for the nine months ended September 30, 2021, we have historically incurred net losses since our inception. For the year ended December 31, 2020, we incurred a net loss of $8.5 million. As of September 30, 2021, we had an accumulated deficit of $156.5 million. While our products offer unique benefits over other industry memory technologies, the rate of adoption of our products and our ability to capture market share from legacy technologies is uncertain. Our revenue may also be adversely impacted by a number of other possible reasons, many of which are outside our control, including business conditions that adversely affect the semiconductor memory industry resulting in a decline in end market demand for our products, adverse impacts resulting from the COVID-19 pandemic, increased competition, supply chain constraints, or our failure to capitalize on growth opportunities. We also rely on achieving specific cost reduction targets that have uncertainty in their timing and magnitude. We may also incur unforeseen expenses in the ongoing operation of our business that cause us to exceed our operational spending plan. As a result, our ability to generate sufficient revenue growth and/or controlling expenses to transition to profitability and generate consistent positive cash flows is uncertain.

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

Risk Factors Related to Our Business and Our Industry

The ongoing COVID-19 global pandemic has adversely affected, and is expected to continue to adversely affect, our business, results of operations and financial condition. The widespread outbreak of any other illnesses or communicable diseases could also adversely affect our business, results of operations and financial condition.

We could be negatively impacted by the widespread outbreak of an illness, any other communicable disease or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In late 2019, there was an outbreak of a new strain of coronavirus, COVID-19, which has since spread globally. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” total lock-down orders, business limitations or shutdowns and similar orders. More recently, new variants of COVID-19, such as the Delta variant, that are significantly more contagious than previous strains have emerged. The spread of these new strains are causing many government authorities and businesses to reimplement the aforementioned measures to try to reduce the spread that had become less prevalent. The COVID-19 pandemic and its variants have negatively impacted the global economy, disrupted global supply chains and workforce participation, and initially created significant volatility and disruption of financial markets.

As a result of the COVID-19 pandemic and the related responses from government authorities, our business, results of operations and financial condition have been adversely impacted. For example, we have experienced electronics supply chain and demand disruptions from extended factory shutdowns, particularly in some Asian countries, which created unusual order patterns, and subsequently slowed Toggle MRAM demand, particularly from our industrial customers. Further, in an effort to protect the health and safety of our employees, we took the following actions: transitioned most of our office and support employees and contractors to working from home; suspended all non-essential business travel; and implemented social distancing guidelines for our employees and contractors who must work in our manufacturing and laboratory locations.

Additionally, our business, results of operations and financial condition have been and may be further impacted in several ways, including, but not limited to, the following:

●	further disruptions to our operations, including due to additional facility closures, restrictions on our operations and sales, marketing and distribution efforts and/or interruptions to our research and development activities, product development and other important business activities;

●	further reduced demand for our products, particularly due to disruptions to the businesses and operations of our customers;

●	interruptions, availability or delays in global shipping to transport our products;

●	further slowdowns, stoppages or other limitations in the supply chain for our products, in addition to higher costs, such as due to suppliers raising prices;

●	limitations on employee resources and availability, including due to sickness, government restrictions, the desire of employees to avoid contact with large groups of people or mass transit disruptions;

●	greater difficulty in collecting customer receivables;

●	a fluctuation in foreign currency exchange rates or interest rates could result from market uncertainties; and

●	an increase in the cost or the difficulty to obtain debt or equity financing could affect our financial condition or our ability to fund operations or future investment opportunities.

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

Any of the foregoing could adversely affect our business, results of operations and financial condition. The potential effects of COVID-19 may also impact many of our other risk factors discussed in this “Risk Factors” section. The ultimate extent of the impact of the COVID-19 pandemic on our business, results of operations and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak and its severity; the emergence and severity of its variants, including the Delta variant; the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them; general economic factors, such as increased inflation; supply chain restraints; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume.

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

We may be unable to match production with customer demand for a variety of reasons including our inability to accurately forecast customer demand, supply chain constraints, or the capacity constraints of our suppliers, which could adversely affect our operating results.

We make planning and spending decisions, including determining production levels, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of product demand and customer requirements. Our products are typically purchased pursuant to individual purchase orders. While our customers may provide us with their demand forecasts, they are not contractually committed to buy any quantity of products beyond purchase orders. Furthermore, many of our customers may increase, decrease, cancel or delay purchase orders already in place without significant penalty. The short-term nature of commitments by our customers and the possibility of unexpected changes in demand for their products reduce our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can strain our resources, necessitate more onerous procurement commitments and reduce our gross margin. If we overestimate customer demand, we may purchase products that we may not be able to sell, which could result in decreases in our prices or write-downs of unsold inventory. Conversely, we could lose sales opportunities and could lose market share or damage our customer relationships if, for example, we underestimate customer demand, are affected by supply chain constraints, or sufficient manufacturing is unavailable. We manufacture MRAM products at our 200mm facility we lease in Chandler, Arizona and use a single foundry, GLOBALFOUNDRIES, for production of higher density products on advanced technology nodes, which may not have sufficient capacity to meet customer demand. The rapid pace of innovation in our industry could also render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or write-downs of inventory values that could adversely affect our business, operating results and financial condition.

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

●    capacity and materials shortages during periods of high demand or supply constraints;

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

●    potential increases in prices including due to inflation.

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

In particular, the post-COVID-19 upturn in the semiconductor industry has stretched the supply chain, and we are subject to supply shortages, as well as higher costs as suppliers opportunistically raise prices. For example, there is currently a worldwide shortage of semiconductor, memory and other electronic components affecting many industries. Our products are dependent on some of these electronic components. A continued shortage of electronic components may impact us significantly and could cause us to experience extended lead times and increased prices from our suppliers, which could be significant. Extended lead times and decreased availability of key components could result in a significant disruption to our production schedule, all of which would have an adverse effect on our business, results of operations and financial condition. We do not have any guarantees of supply from our third-party suppliers, and in certain cases we have limited contractual arrangements or are relying on standard purchase orders or on component parts available on the open market, which may further result in increased costs combined with reduced availability. A continued delay in our ability to produce and deliver our products could also cause our customers to purchase alternative products from our competitors and/or harm our reputation.

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

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our four largest end customers together accounted for 44% of our total revenue for the nine months ended September 30, 2021, and one of these customers accounted for more than 10% of our revenue during that period. Our four largest end customers together accounted for 45% of our total revenue for the year ended December 31, 2020, and one of these customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition and cash flows.

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

We currently maintain, and are seeking to expand, operations outside of the United States which exposes us to significant risks.

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

Although our board of directors is confident in the interim leadership of Mr. Billerbeck, leadership transitions can be inherently difficult to manage. An inadequate transition to a permanent Chief Executive Officer or with respect to other executive officer transitions, including the appointment of Anuj Aggarwal as the Company’s permanent Chief Financial Officer in September 2021 may cause disruption within the Company. In addition, if we are unable to attract and retain a qualified candidate to become the permanent Chief Executive Officer or in a timely manner, our financial performance and ability to meet operational goals and strategic plans may be adversely impacted. This may also impact our ability to retain and hire other key members of management.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC has adopted requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to perform diligence and disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products, and affect our costs and relationships with customers, distributors and suppliers as we must obtain additional information from them to ensure our compliance with the disclosure requirement. In addition, we incur additional costs in complying with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we have not been able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free and these customers may discontinue, or materially reduce, purchases of our products, which could result in a material adverse effect on our results of operations and our financial condition may be adversely affected.

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

We have significant customer sales both in the United States and internationally. We also rely on domestic and international suppliers, manufacturing partners and distributors. We are therefore susceptible to adverse U.S. and international economic and market conditions. If any of our manufacturing partners, customers, distributors or suppliers experience slowdowns in their business, serious financial difficulties or cease operations, including as a result of the COVID-19 pandemic, our business will be adversely affected. In addition, the adverse impact of general economic factors that are beyond our control, including, but not limited to, housing markets, recession, inflation, deflation, consumer credit activity, consumer debt levels, fuel and energy costs, interest rates, tax rates and policy, unemployment trends, the impact of natural disasters such as pandemics, civil disturbances, and terrorist activities may adversely impact consumer spending, which may adversely impact our customers’ spending and demand for our products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	10/13/2016

3.1.1	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/22/2019

3.1.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/27/2020

3.2	Amended and Restated Bylaws	8-K	001-37900	3.2	5/22/2019

10.1	Executive Employment Agreement, effective as of April 3, 2021, between Everspin Technologies, Inc. and Sanjeev Aggarwal	8-K	001-37900	10.1	7/22/2021

10.2	Executive Employment Agreement, effective as of July 2, 2021, between Everspin Technologies, Inc. and Anuj Aggarwal	8-K	001-37900	10.2	7/22/2021

10.3	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of July 28, 2021, between the Company and Silicon Valley Bank	10-Q	001-37900	10.5	8/12/2021

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Everspin Technologies, Inc.

Date: November 12, 2021	By:	/s/ Darin Billerbeck
Darin Billerbeck
Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Anuj Aggarwal
Anuj Aggarwal
Chief Financial Officer
(Principal Financial and Accounting Officer)