Form 10-K
period 2021-12-31
EVERSPIN TECHNOLOGIES INC
filed 2022-03-09
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐    NO  ☒

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the Registrant held by non-affiliates, based upon the closing sales price for the Registrant’s common stock for such date, as quoted on the Nasdaq Global Market, was approximately $118.4 million. Shares of common stock held by each officer, director and entities affiliated with directors have been excluded because such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations of the Exchange Act. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of Registrant’s common stock outstanding as of March 7, 2022 was 19,892,838.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are statements of events or results that may occur in the future are deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements about:

●	estimates of our future revenue, expenses, capital requirements and our needs for additional financing;
●	the implementation of our business model and strategic plans for our products, technologies and businesses;
●	the anticipated impacts from the novel coronavirus (COVID-19) global pandemic on the Company, including to our business, results of operations, cash flows and financial position, as well as our future responses to the COVID-19 pandemic;
●	our expectations regarding current supply constraints;
●	competitive companies and technologies and our industry;
●	our ability to manage and grow our business by expanding our sales to existing customers or introducing our products to new customers;
●	our ability to establish and maintain intellectual property (IP) protection for our products or avoid claims of infringement;
●	our ability to hire and retain key personnel;
●	our financial performance;
●	our estimates of the MRAM market opportunity; and
●	the volatility of our share price.

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

Risk Factor Summary

We are subject to a variety of risks and uncertainties, including risks related to our financial condition and our indebtedness, risks related to our business and our industry, risks related to our intellectual property and technology, risks related to regulatory matters and compliance, risks related to our common stock and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:

●	We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities.
●	We have a history of losses, and we cannot be certain that we will sustain profitability.
●	The ongoing COVID-19 global pandemic has adversely affected, and is expected to continue to adversely affect, our business, results of operations and financial condition. The widespread outbreak of any other illnesses or communicable diseases could also adversely affect our business, results of operations and financial condition.
●	The limited history of STT-MRAM adoption makes it difficult to evaluate our current business and future prospects.
●	We may be unable to match production with customer demand for a variety of reasons including our inability to accurately forecast customer demand or the capacity constraints of our suppliers, which could adversely affect our operating results.
●	As we expand into new potential markets, we expect to face intense competition, including from our customers and potential customers, and may not be able to compete effectively, which could harm our business.
●	We rely on third parties to distribute, manufacture, package, assemble and test our products, which exposes us to a number of risks, including reduced control over manufacturing and delivery timing and potential exposure to price fluctuations, which could result in a loss of revenue or reduced profitability.
●	Disruptions in our supply chain may adversely impact our ability to fulfill customer demand which, in turn, may adversely impact our business, results of operations, and financial condition.
●	Our joint development agreement and strategic relationships involve numerous risks.
●	The market for semiconductor memory products is characterized by declines in average selling prices, which we expect to continue, and which could negatively affect our revenue and margins.
●	We must continuously develop new and enhanced products, and if we are unable to successfully market our new and enhanced products for which we incur significant expenses to develop, our results of operations and financial condition will be materially adversely affected.
●	Our success and future revenue depend on our ability to secure design wins and on our customers’ ability to successfully sell the products that incorporate our solutions. Securing design wins is a lengthy, expensive, and competitive process, and may not result in actual orders and sales, which could cause our revenue to decline.
●	The loss of one or several of our customers or reduced orders or pricing from existing customers may have a significant adverse effect on our operations and financial results.
●	Our costs may increase substantially if we or our third-party manufacturing contractors do not achieve satisfactory product yields or quality.
●	The complexity of our products may lead to defects, which could negatively impact our reputation with customers and result in liability.
●	We may experience difficulties in transitioning to new wafer fabrication process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.
●	We currently maintain and are seeking to expand operations outside of the United States which exposes us to significant risks.

For a more complete discussion of the material risk factors applicable to us, see “Risk Factors” in Part I, Item 1A of this report.

PART I

Item 1. Business.

General

Everspin is a pioneer in the successful commercialization of Magnetoresistive Random Access Memory (MRAM) technology. Our portfolio of MRAM technologies, including Toggle MRAM and Spin-transfer Torque MRAM (STT-MRAM), is delivering superior performance, persistence and reliability in non-volatile memories that transform how mission-critical data is protected against power loss. With over 10 years of MRAM technology and manufacturing leadership, our memory solutions deliver significant value to our customers in key markets such as industrial, medical, automotive/transportation, aerospace, and data center. We are the leading supplier of discrete MRAM components and a successful licensor of our broad portfolio of related technology intellectual property.

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

For the years ended December 31, 2021 and 2020, we recorded revenue of $55.1 million and $42.0 million, gross margin of 60.0% and 43.0%, and net income of $4.3 million and net loss of $8.5 million, respectively. Our headquarters is located in Chandler, Arizona. Our principal design center is in Austin, Texas, and we have additional sales operations in the Americas, Europe, and Asia-Pacific regions.

Product Overview

We have a strong track record of innovation in MRAM technology, as demonstrated by our successive introduction of MRAM products that address an increasingly broad spectrum of applications. Our MRAM discrete solutions as well as other offerings are described as follows:

Toggle MRAM

Our Toggle MRAM products have been in production since 2008 and are currently shipping in 128kb to 32Mb densities. These high performance, non-volatile memories are designed primarily to address applications in the industrial, medical, automotive/transportation, and data center markets. We offer these products with industry standard interfaces, including Parallel, Serial Peripheral Interface (SPI) and Quad SPI (QSPI) interfaces, enabling our customers to easily replace legacy memory components like Static Random Access Memory (SRAM) and Ferroelectric Random Access Memory (FRAM) with Toggle MRAM. We have never had an end of life event for any of our Toggle MRAM products which enables our customers to design in a product with the assurance that it will be available for many years to come.

Spin-transfer Torque MRAM

Our STT-MRAM products started production in 2017 and are currently shipping in 256Mb and 1Gb densities. These high density, high performance persistent memories are delivering significant value to SSD, Persistent Memory Cards, Fabric Accelerator, and other applications in the data center market. We offer these products with DDR3 and DDR4 derivative interfaces, facilitating the replacement of battery-backed Dynamic Random Access Memory (DRAM) with STT-MRAM. In addition to having the capability to deliver STT-MRAM products into both SRAM and DRAM applications that require more robust data retention, STT-MRAM products can be used in traditional NOR markets with standardized SPI, QSPI, and Parallel interfaces. Due to the limitations of NOR scaling past 45nm and the fact that STT-MRAM is already available on a 22nm technology, we believe there is potential for STT-MRAM to enter multiple non-volatile memory (NVM) markets where fast reads/writes, high cycle counts and extended data retention are required. Today, no viable single chip solution exists except STT-MRAM.

TMR Sensors

Our 3D Tunnel Magneto Resistance (TMR) sensors provide extremely high magnetic sensitivity in a single component that performs 3D magnetic field measurements in a monolithic solution. We offer these die-level devices to be integrated into consumer electronic applications that utilize a high sensitivity 3D compass function.

Licensing, Royalty, and Patent Overview

We leverage our broad IP portfolio to enable licensing, royalty revenue streams, and patent sales from non-core applications that can derive valuable differentiation through the use of Everspin MRAM and TMR sensor IP. For example, this includes the following:

●	We have licensed GLOBALFOUNDRIES to offer embedded MRAM in the solutions they manufacture for their customers providing high-performance non-volatile embedded memory.
●	We have licensed base MRAM design technology (EAR99) for use in radiation tolerant aerospace applications to customers for their custom designs.
●	We have licensed TMR sensor IP in 3D magnetic field sensing.
●	We have evaluated patent sales by transferring, assigning, and delivering patents to customers.

Foundry Services Overview

In our Chandler facility, we perform BEOL manufacturing services for customers who want to add MRAM and TMR sensor functionality to their memory or application base circuits. These services allow aerospace and satellite electronic system manufacturers to integrate our EAR99 technology that is able to withstand exposure to the levels of radiation encountered in avionics and space applications by virtue of such technology being magnetic rather than electrical charge based which would be susceptible to alpha particles.

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

We consider our customer to be an end customer purchasing either directly from a distributor or a contract manufacturer, or a customer purchasing directly from us. An end customer purchasing through a contract manufacturer typically instructs the contract manufacturer to obtain our products and to incorporate our products with other components for sale by the contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to the end customer as our customer.

During the year ended December 31, 2021, more than 1,221 end customers purchased our products. Our four largest end customers together accounted for 47% of our total revenue for the year ended December 31, 2021, and one of these customers accounted for more than 10% of our revenue during that period. Our four largest end customers together accounted for 45% of our total revenue for the year ended December 31, 2020, and one of these customers individually accounted for more than 10% of our total revenue during the period.

Manufacturing

We rely on third-party suppliers for most phases of the manufacturing process, including initial fabrication, final test, and assembly.

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

If GLOBALFOUNDRIES manufactures, sells, or transfers wafers containing production qualified MRAM devices that utilized certain Everspin design information to its customers, GLOBALFOUNDRIES will pay royalties to us for each such wafer transferred or sold to a customer.

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

Backlog

As of December 31, 2021, our backlog was $47.4 million, compared to $17.7 million as of December 31, 2020, and includes all purchase orders scheduled for delivery within the subsequent 12 months. Our business and, to a large extent, that of the entire semiconductor industry, is characterized by short-term orders and shipment schedules. Orders constituting our current backlog are subject to changes in delivery schedules, or to cancellation at the customer's option without significant penalty. Thus, while backlog is useful for scheduling production, backlog as of any particular date may not be a reliable measure of sales for any future period.

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

Our principal competitors to our Toggle MRAM products include companies that offer nonvolatile SRAM (NVSRAM), SRAM, and FRAM products, such as Infineon, Fujitsu, Integrated Silicon Solution (ISSI), Macronix, Microchip, Micron, Renesas, Samsung and Toshiba. Our STT-MRAM products replace DRAM and SRAM where persistence is required and thus compete with DRAM and SRAM suppliers such as Hynix, Micron, Samsung, and several other smaller companies. In the future we may also face competition from companies developing MRAM technologies, such as Avalanche, Samsung and other larger and smaller semiconductor companies. We may also face indirect competition from resistive random-access memory (RRAM), NOR and NAND Flash manufacturers in some market applications.

Our sensor products compete with giant magnetoresistive (GMR), anisotropic magnetoresistive (AMR) and Hall effect sensors supplied by Alps, Asahi Kasei Microdevices, Crocus, Fairchild, Invensys (now Schneider), Kionix and Micronix and TMR sensors from TDK.

Our ability to compete successfully in the market for our products is based on a number of factors, including:

●	our products’ attributes and specifications;
●	customer adoption of MRAM technology despite the price per bit premium of our products versus competing technologies;
●	successful controller supplier and customer engagements throughout the product life cycle;
●	high quality and reliability as measured by our customers;
●	the ease of implementation of our products by customers;
●	preferred supplier status at numerous customers and ODMs;
●	manufacturing expertise and strength;
●	product manufacturing yield analysis and testing;
●	manufacturing capacity and allocation;
●	reputation and strength of customer relationships;
●	competitive pricing in the market against the competition while maintaining our gross margin profile; and
●	our success in meeting the needs of future customer requirements through continued development of new products.

Intellectual Property

Our success depends, in part, on our ability to protect our products and technologies from unauthorized third-party copying and use. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights, and trademarks, as well as customary contractual protections. As of December 31, 2021, we held 534 issued patents that expire at various times between January 2022 and December 2038 and had 124 patent applications pending. Included in our issued patents and pending applications are patents/applications in the United States, China, Europe, France, Germany, Ireland, Italy, Japan, the Netherlands, the Republic of Korea, Singapore, Taiwan, and the United Kingdom.

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

We seek to enforce our IP and to monetize our patent portfolio through licensing of third parties and patent sales in return for cash remuneration, patent cross licenses or both. See “Licensing, Royalty, and Patent Overview” for additional information.

We generally control access to and use of our confidential information through employing internal and external controls, including contractual protections with employees, contractors, and customers. We rely in part on U.S. and international copyright laws to protect our intellectual property. All employees and consultants are required to execute confidentiality agreements in connection with their employment and consulting relationships with us. We also require them to agree to disclose and assign to us all inventions conceived or made in connection with the employment or consulting relationship.

Environmental Regulation

We must comply with many different federal, state, local and foreign governmental regulations related to the use, storage, discharge and disposal of certain chemicals and gases used in our manufacturing processes. Our facilities have been designed to comply with these regulations and we believe that our activities are conducted in material compliance with such regulations. Any changes in such regulations or in their enforcement could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. Any failure by us to adequately control the storage, use, discharge, and disposal of regulated substances could result in significant future liabilities.

Employees

At December 31, 2021, we had 75 total employees in the United States, all of which were full-time employees, and 16 full-time equivalent and 3 part-time equivalent contractors and consultants in China, Germany, Italy, Japan, Singapore, and Taiwan. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees and contractors to be good.

Corporate Information

We were incorporated in Delaware in May 2008. In June 2008, Freescale Semiconductor, Inc. (now a wholly-owned subsidiary of NXP Semiconductors N.V.), spun-out its MRAM business as Everspin. Our offices are located at 5670 W. Chandler Boulevard, Suite 130, Chandler, Arizona 85226. Our telephone number is (480) 347-1111. Our corporate website is at www.Everspin.com.

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

Our total revenue was approximately $55.1 million for the year ended December 31, 2021, and $42.0 million for the year ended December 31, 2020. As of December 31, 2021, we had cash and cash equivalents of approximately $21.4 million. Based on our current operating plan, we believe our existing cash and cash equivalents, coupled with availability under our credit facility and our anticipated growth and sales levels, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our existing capital may be insufficient to meet our long-term requirements. We have no committed sources of funding other than our revolving line of credit facility and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. If adequate funding is not available when needed, we may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

Further, we may need to raise additional funds through financings or borrowings in order to accomplish our long-term planned objectives. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock.

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

We have a history of losses, and we cannot be certain that we will sustain profitability.

Although we generated net income of $4.3 million for the year ended December 31, 2021, we have historically incurred net losses since our inception. For the year ended December 31, 2020, we incurred a net loss of $8.5 million. As of December 31, 2021, we had an accumulated deficit of $152.8 million. While our products offer unique benefits over other industry memory technologies, the rate of adoption of our products and our ability to capture market share from legacy technologies is uncertain. Our revenue may also be adversely impacted by a number of other possible reasons, many of which are outside our control, including business conditions that adversely affect the semiconductor memory industry resulting in a decline in end market demand for our products, adverse impacts resulting from the COVID-19 pandemic, increased competition, ongoing supply chain constraints, or our failure to capitalize on growth opportunities. We also rely on achieving specific cost reduction targets that have uncertainty in their timing and magnitude. We may also incur unforeseen expenses in the ongoing operation of our business that cause us to exceed our operational spending plan. As a result, our ability to generate sufficient revenue growth and/or controlling expenses to transition to profitability and generate consistent positive cash flows is uncertain.

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

We could be negatively impacted by the widespread outbreak of an illness, any other communicable disease or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In late 2019, there was an outbreak of a new strain of coronavirus, COVID-19, which has since spread globally. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” total lock-down orders, business limitations or shutdowns and similar orders. More recently, new variants of COVID-19, such as the Omicron variant, that are significantly more contagious than previous strains have emerged. The spread of these new strains have caused many government authorities and businesses to reimplement the aforementioned measures to try to reduce the spread that had become less prevalent. The COVID-19 pandemic and its variants have negatively impacted the global economy, disrupted global supply chains and workforce participation, and initially created significant volatility and disruption of financial markets.

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

Additionally, our business, results of operations and financial condition have been and may be further impacted in several ways, including, but not limited to, the following:

●	further disruptions to our operations, including due to additional facility closures, restrictions on our operations and sales, marketing and distribution efforts and/or interruptions to our research and development activities, product development and other important business activities;
●	further reduced demand for our products, particularly due to disruptions to the businesses and operations of our customers;
●	interruptions, availability or delays in global shipping to transport our products;
●	further slowdowns, stoppages or other limitations in the supply chain for our products, in addition to higher costs, such as due to suppliers raising prices;
●	limitations on employee resources and availability, including due to sickness, government restrictions, labor supply shortages, and the desire of employees to avoid contact with large groups of people or mass transit disruptions;
●	a continuation or worsening of general economic conditions, including increased inflation;
●	greater difficulty in collecting customer receivables;
●	a fluctuation in foreign currency exchange rates or interest rates could result from market uncertainties; and
●	an increase in the cost or the difficulty to obtain debt or equity financing could affect our financial condition or our ability to fund operations or future investment opportunities.

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

The emergence of different variants of COVID-19 and the prevalence of breakthrough cases of infection among fully vaccinated people adds additional uncertainty and could result in further impacts to our business and operations, including those discussed above.

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

Any of the foregoing could adversely affect our business, results of operations and financial condition. The potential effects of COVID-19 may also impact many of our other risk factors discussed in this “Risk Factors” section. The ultimate extent of the impact of the COVID-19 pandemic on our business, results of operations and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak and its severity; the emergence and severity of its variants; the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to use them; general economic factors, such as increased inflation; supply chain restraints; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume.

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

We make planning and spending decisions, including determining production levels, production schedules, component procurement commitments, personnel needs, and other resource requirements, based on our estimates of product demand and customer requirements. Our products are typically purchased pursuant to individual purchase orders. While our customers may provide us with their demand forecasts, they are not contractually committed to buy any quantity of products beyond purchase orders. Furthermore, many of our customers may increase, decrease, cancel, or delay purchase orders already in place without significant penalty. The short-term nature of commitments by our customers and the possibility of unexpected changes in demand for their products reduce our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can strain our resources, necessitate more onerous procurement commitments, and reduce our gross margin. If we overestimate customer demand, we may purchase products that we may not be able to sell, which could result in decreases in our prices or write-downs of unsold inventory. Conversely, we could lose sales opportunities and could lose market share or damage our customer relationships if, for example, we underestimate customer demand, are affected by supply chain constraints, or sufficient manufacturing is unavailable. We manufacture MRAM products at our 200mm facility we lease in Chandler, Arizona and use a single foundry, GLOBALFOUNDRIES, for production of higher density products on advanced technology nodes, which may not have sufficient capacity to meet customer demand. The rapid pace of innovation in our industry could also render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or write-downs of inventory values that could adversely affect our business, operating results, and financial condition.

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

Relying on third-party distribution, manufacturing, assembly, packaging, and testing presents a number of risks, including but not limited to:

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

If we need other foundries or packaging, assembly, and testing contractors, or if we are unable to obtain timely and adequate deliveries from our providers, we might not be able to cost-effectively and quickly retain other vendors to satisfy our requirements. Because the lead time needed to establish a relationship with a new third-party supplier could be several quarters, there is no readily available alternative source of supply for any specific component. In addition, the time and expense to qualify a new foundry could result in additional expense, diversion of resources or lost sales, any of which would negatively impact our financial results.

If any of our current or future foundries or packaging, assembly and testing subcontractors significantly increases the costs of wafers or other materials or services, interrupts or reduces our supply, including for reasons outside of their control, such as due to the COVID-19 pandemic, or if any of our relationships with our suppliers is terminated, our operating results could be adversely affected. Such occurrences could also damage our customer relationships, result in lost revenue, cause a loss in market share, or damage our reputation.

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

In particular, the upturn in the semiconductor industry has stretched the supply chain, and we are subject to supply shortages, as well as higher costs as suppliers opportunistically raise prices. For example, there is currently a worldwide shortage of semiconductor, memory and other electronic components affecting many industries. Our products are dependent on some of these electronic components. A continued shortage of electronic components may impact us significantly and could cause us to experience extended lead times and increased prices from our suppliers, which could be significant. Extended lead times and decreased availability of key components could result in a significant disruption to our production schedule, all of which would have an adverse effect on our business, results of operations and financial condition. We do not have any guarantees of supply from our third-party suppliers, and in certain cases we have limited contractual arrangements or are relying on standard purchase orders or on component parts available on the open market, which may further result in increased costs combined with reduced availability. A continued delay in our ability to produce and deliver our products could also cause our customers to purchase alternative products from our competitors and/or harm our reputation.

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

To compete effectively in our markets, we must continually design, develop, and introduce new and improved technology and products with improved features in a cost-effective manner in response to changing technologies and market demand. This requires us to devote substantial financial and other resources to research and development. We are developing new technology and products, which we expect to be one of the drivers of our revenue growth in the future. We also face the risk that customers may not value or be willing to bear the cost of incorporating our new and enhanced products into their products, particularly if they believe their customers are satisfied with current solutions. Regardless of the improved features or superior performance of our new and enhanced products, customers may be unwilling to adopt our solutions due to design or pricing constraints, or because they do not want to rely on a single or limited supply source. Because of the extensive time and resources that we invest in developing new and enhanced products, if we are unable to sell customers our new products, our revenue could decline and our business, financial condition, results of operations and cash flows would be negatively affected. For example, if we are unable to generate more customer adoption of our 1Gb product and address new growth opportunities with subsequent STT-MRAM products, we may not be able to materially increase our revenue. If we are unable to successfully develop and market our new and enhanced products that we have incurred significant expenses developing, our results of operations and financial condition will be materially and adversely affected.

Our success and future revenue depend on our ability to secure design wins and on our customers’ ability to successfully sell the products that incorporate our solutions. Securing design wins is a lengthy, expensive, and competitive process, and may not result in actual orders and sales, which could cause our revenue to decline.

We sell to customers, including OEMs and ODMs, that incorporate MRAM into their products. A design win occurs after a customer has tested our product, verified that it meets the customer’s requirements and qualified our solutions for their products. We believe we are dependent, among other things, on the adoption of our 256Mb and 1Gb MRAM products by our customers to secure design wins. Our customers may need several months to years to test, evaluate, and adopt our product and additional time to begin volume production of the product that incorporates our solution. Due to this generally lengthy design cycle, we may experience significant delays from the time we increase our operating expenses and make investments in our products to the time that we generate revenue from sales of these products. Moreover, even if a customer selects our solution, we cannot guarantee that this will result in any sales of our products, as the customer may ultimately change or cancel its product plans, or efforts by our customer to market and sell its product may not be successful. We may not generate any revenue from design wins after incurring the associated costs, which would cause our business and operating results to suffer.

If a current or prospective customer incorporates a competitor’s solution into its product, it becomes significantly more difficult for us to sell our solutions to that customer because changing suppliers involves significant time, cost, effort, and risk for the customer even if our solutions are superior to other solutions and remain compatible with their product design. Our ability to compete successfully depends on customers viewing us as a stable and reliable supplier to mission-critical customer applications when we have less production capacity and less financial resources compared to most of our larger competitors. If current or prospective customers do not include our solutions in their products and we fail to achieve a sufficient number of design wins, our results of operations and business may be harmed.

The loss of one or several of our customers or reduced orders or pricing from existing customers may have a significant adverse effect on our operations and financial results.

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our four largest end customers together accounted for 47% of our total revenue for the year ended December 31, 2021, and one of these customers accounted for more than 10% of our revenue during that period. Our four largest end customers together accounted for 45% of our total revenue for the year ended December 31, 2020, and one of these customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition, and cash flows.

We face competition and expect competition to increase in the future. If we fail to compete effectively, our revenue growth and results of operations will be materially and adversely affected.

The global semiconductor market in general, and the semiconductor memory market in particular, are highly competitive. We expect competition to increase and intensify as other semiconductor companies enter our markets, many of which have greater financial and other resources with which to pursue technology development, product design, manufacturing, marketing and sales and distribution of their products. Increased competition could result in price pressure, reduced revenue, and profitability and loss of market share, any of which could materially and adversely affect our business, revenue, and operating results. Currently, our competitors range from large, international companies offering a wide range of traditional memory technologies to companies specializing in other alternative, specialized emerging memory technologies. Our primary memory competitors include Fujitsu, Infineon, Integrated Silicon Solution, Intel, Macronix, Microchip, Micron, Renesas, Samsung, and Toshiba. In addition, as the MRAM market opportunity grows, we expect new entrants may enter this market and existing competitors, including leading semiconductor companies, may make significant investments to compete more effectively against our products. These competitors could develop technologies or architectures that make our products or technologies obsolete.

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

Products as complex as ours may contain defects when first introduced to customers or as new versions are released. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of the products or result in a costly recall and could damage our reputation and adversely affect our ability to retain existing customers and attract new customers. Defects could cause problems with the functionality of our products, resulting in interruptions, delays, or cessation of sales of these products to our customers. We may also be required to make significant expenditures of capital and resources to resolve such problems. We cannot assure our stockholders that problems will not be found in new products, both before and after commencement of commercial production, despite testing by us, our suppliers, or our customers. For example, any such problems could result in:

●    delays in development, manufacture and roll-out of new products;

●    additional development costs;

●    loss of, or delays in, market acceptance;

●    diversion of technical and other resources from our other development efforts;

●    claims for damages by our customers or others against us; and

●    loss of credibility with our current and prospective customers.

Any such event could have a material adverse effect on our business, financial condition, and results of operations.

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

We may face difficulties, delays, and increased expense as we transition our products to new processes, and potentially to new foundries. We will depend on our third-party foundries as we transition to new processes. We cannot assure our stockholders that our third-party foundries will be able to effectively manage such transitions or that we will be able to maintain our relationship with our third-party foundries or develop relationships with new third-party foundries. If we or any of our third-party foundries experience significant delays in transitioning to new processes or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, any of which could harm our relationships with our customers and our operating results.

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

Our ability to compete in the future will depend on our ability to identify and comply with evolving industry standards and technical requirements. The emergence of new industry standards and technical requirements could render our products incompatible with products developed by other suppliers or make it difficult for our products to meet the requirements of certain of our customers in automotive, transportation, industrial, data storage, and other markets. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards and requirements. If our products are not in compliance with prevailing industry standards and technical requirements for a significant period of time, we could miss opportunities to achieve crucial design wins, our revenue may decline and we may incur significant expenses to redesign our products to meet the relevant standards, which could adversely affect our business, results of operations and prospects.

Our success depends on our ability to attract and retain key employees, and our failure to do so could harm our ability to grow our business and execute our business strategies.

Our success depends on our ability to attract and retain our key employees, including our management team and experienced engineers. Competition for personnel in the semiconductor memory technology field, and in the MRAM space in particular, is intense, and the availability of suitable and qualified candidates is limited. We compete to attract and retain qualified research and development personnel with other semiconductor companies, universities, and research institutions. Given our experience as an early entrant in the MRAM space, our employees are frequently contacted by MRAM startups and MRAM groups within larger companies seeking to employ them. The members of our management and our key employees are at-will. If we lose the services of any key senior management member or employee, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely impact our business and prospects. The loss of the services of one or more of our key employees, especially our key engineers, or our inability to attract and retain qualified engineers, could harm our business, financial condition, and results of operations.

We currently maintain and are seeking to expand operations outside of the United States which exposes us to significant risks.

The success of our business depends, in large part, on our ability to operate successfully from geographically disparate locations and to further expand our international operations and sales. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those we face in the United States. We cannot be sure that further international expansion will be successful. In addition, we face risks in doing business internationally that could expose us to reduced demand for our products, lower prices for our products or other adverse effects on our operating results. The success and profitability, as well as the expansion, or our international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as the following:

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

● political, economic, and social instability;

● terrorism and acts of war, such as the recent Russian invasion of Ukraine, which could have a negative impact on sales throughout Europe and Asia.

Our failure to manage any of these risks successfully could harm our operations and reduce our revenue.

We may not successfully manage the transitions associated with certain of our executive officers, which could have an adverse impact on us.

In December 2020, Kevin Conley notified our board of directors of his decision to resign as President and Chief Executive Officer of the Company. In connection with Mr. Conley’s resignation, our board of directors appointed Darin Billerbeck to serve as Interim Chief Executive Officer of the Company until a permanent successor could be named. On February 28, 2022, our board of directors appointed Sanjeev Aggarwal to serve as the Company’s permanent President and Chief Executive Officer, effective March 14, 2022. Sanjeev Aggarwal current serves as Chief Technology Officer and Vice President, Operations & Technology R&D.

Although our board of directors is confident in the leadership of Sanjeev Aggarwal, leadership transitions can be inherently difficult to manage. An inadequate transition to a permanent Chief Executive Officer or with respect to other executive officer transitions, including the appointment of Anuj Aggarwal as the Company’s permanent Chief Financial Officer in September 2021, may cause disruption within the Company. Additionally, our financial performance and ability to meet operational goals and strategic plans may be adversely impacted, as well as our ability to retain and hire other key members of management.

Risk Factors Related to Our Intellectual Property and Technology

Failure to protect our intellectual property could substantially harm our business.

Our success and ability to compete depend in part upon our ability to protect our intellectual property. We rely on a combination of intellectual property rights, including patents, mask work protection, copyrights, trademarks, trade secrets and know-how, in the United States and other jurisdictions. The steps we take to protect our intellectual property rights may not be adequate, particularly in foreign jurisdictions such as China. Any patents we hold may not adequately protect our intellectual property rights or our products against competitors, and third parties may challenge the scope, validity, or enforceability of our issued patents, which third parties may have significantly more financial resources with which to litigate their claims than we have to defend against them. In addition, other parties may independently develop similar or competing technologies designed around any patents or patent applications that we hold. Some of our products and technologies are not covered by any patent or patent application, as we do not believe patent protection of these products and technologies is critical to our business strategy at this time. A failure to timely seek patent protection on products or technologies generally precludes us from seeking future patent protection on these products or technologies.

In addition to patents, we also rely on contractual protections with our customers, suppliers, distributors, employees, and consultants, and we implement security measures designed to protect our trade secrets and know-how. However, we cannot assure our stockholders that these contractual protections and security measures will not be breached, that we will have adequate remedies for any such breach or that our customers, suppliers, distributors, employees, or consultants will not assert rights to intellectual property or damages arising out of such contracts.

We may initiate claims against third parties to protect our intellectual property rights if we are unable to resolve matters satisfactorily through negotiation. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management. It could also result in the impairment or loss of portions of our intellectual property, as an adverse decision could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise negatively impact our business, financial condition, and results of operations. Additionally, any enforcement of our patents or other intellectual property may provoke third parties to assert counterclaims against us. Our failure to secure, protect and enforce our intellectual property rights could materially harm our business.

We may face claims of intellectual property infringement, which could be time-consuming, costly to defend or settle, result in the loss of significant rights, harm our relationships with our customers and distributors, or otherwise materially adversely affect our business, financial condition, and results of operations.

The semiconductor memory industry is characterized by companies that hold patents and other intellectual property rights and that vigorously pursue, protect, and enforce intellectual property rights. These companies include patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence. From time to time, third parties may assert against us and our customers’ patent and other intellectual property rights to technologies that are important to our business. We have in the past, and may in the future, face such claims.

Claims that our products, processes, or technology infringe third-party intellectual property rights, regardless of their merit or resolution, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel. We may also be obligated to indemnify our customers or business partners in connection with any such litigation, which could result in increased costs. Infringement claims also could harm our relationships with our customers or distributors and might deter future customers from doing business with us. If any such proceedings result in an adverse outcome, we could be required to:

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

Any of the foregoing results could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, our exposure to the foregoing risks may also be increased if we acquire other companies or technologies. For example, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to the acquired company or technology. In addition, third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to the acquisition.

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

We rely on the efficient and uninterrupted operation of complex information technology systems and networks to operate our business. Any significant disruption to our systems or networks, including, but not limited to, new system implementations, computer viruses, security breaches, facility issues, natural disasters, terrorism, war, telecommunication failures or energy blackouts, could have a material adverse impact on our operations, sales, and financial results. Such disruption could result in a loss of our intellectual property or the release of sensitive competitive information or supplier, customer, or employee personal data. Any loss of such information could harm our competitive position or reputation, result in a loss of customer confidence, and cause us to incur significant costs to remedy the damages caused by any such disruptions or security breaches. Additionally, any failure to properly manage the collection, handling, transfer, or disposal of personal data of employees and customers may result in regulatory penalties, enforcement actions, remediation obligations, litigation, fines, and other sanctions.

We may experience attacks on our data, attempts to breach our security and attempts to introduce malicious software into our IT systems. If attacks are successful, we may be unaware of the incident, its magnitude, or its effects until significant harm is done. Any such attack or disruption could result in additional costs related to rebuilding of our internal systems, defending litigation, responding to regulatory actions, or paying damages. Such attacks or disruptions could have a material adverse impact on our business, operations, and financial results.

Third-party service providers, such as wafer foundries, assembly and test contractors, distributors and other vendors have access to certain portions of our and our customers’ sensitive data. In the event that these service providers do not properly safeguard the data that they hold, security breaches and loss of data could result. Any such loss of data by our third-party service providers could negatively impact our business, operations, and financial results, as well as our relationship with our customers.

Risk Factors Related to Regulatory Matters and Compliance

To comply with environmental laws and regulations, we may need to modify our activities or incur substantial costs, and if we fail to comply with environmental regulations, we could be subject to substantial fines or be required to have our suppliers alter their processes.

The semiconductor memory industry is subject to a variety of international, federal, state, and local governmental regulations directed at preventing or mitigating environmental harm, as well as to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances. Failure to comply with environmental regulations could subject us to civil or criminal sanctions and property damage or personal injury claims. Compliance with current or future environmental laws and regulations could restrict our ability to expand our business or require us to modify processes or incur other substantial expenses which could harm our business. In response to environmental concerns, some customers and government agencies impose requirements for the elimination of hazardous substances, such as lead (which is widely used in soldering connections in the process of semiconductor packaging and assembly), from electronic equipment. For example, the European Union adopted its Restriction on Hazardous Substance Directive which prohibits, with specified exceptions, the sale in the EU market of new electrical and electronic equipment containing more than agreed levels of lead or other hazardous materials and China has enacted similar regulations. Environmental laws and regulations such as these could become more stringent over time, causing a need to redesign technologies, imposing greater compliance costs, and increasing risks and penalties associated with violations, which could seriously harm our business.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC has adopted requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to perform diligence and disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products, and affect our costs and relationships with customers, distributors, and suppliers as we must obtain additional information from them to ensure our compliance with the disclosure requirement. In addition, we incur additional costs in complying with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we have not been able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free and these customers may discontinue, or materially reduce, purchases of our products, which could result in a material adverse effect on our results of operations and our financial condition may be adversely affected.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income and tax credits to offset tax. As of December 31, 2021, we had gross federal net operating loss carryforwards of approximately $136.0 million, of which $95.2 million will expire in 2028 through 2037 if not utilized, and $40.8 million that will carryover indefinitely. The Company experienced an ownership change in October 2016 and as a result, $43.8 million of the federal NOLs are expected to expire unutilized due to limitation under Section 382 of the Code. Consistent with prior years, the NOLs expected to expire unutilized are included in the NOL carryforward amounts disclosed, subject to a valuation allowance. As of December 31, 2021, we had state net operating loss carryforwards of approximately $52.1 million, of which $49.3 million will expire in 2023 through 2042 if not utilized, and $2.8 million that will carry over indefinitely. The federal NOLs generated prior to 2018 will continue to be governed by the NOL tax rules as they existed prior to the adoption of the 2017 Tax Cuts and Jobs Act (2017 Tax Act), which means that generally they will expire 20 years after they were generated if not used prior thereto. The 2017 Tax Act repealed the 20-year carryforward and two-year carryback of NOLs originating after December 31, 2017 and also limits the NOL deduction to 80% of taxable income for tax years beginning after December 31, 2017. Any NOLs generated in 2018 and forward will be carried forward and will not expire. Future changes in our stock ownership, many of which are outside of our control, could result in additional ownership changes under Section 382 of the Code. The ability to utilize our net operating losses and tax credits could also be impaired under state law. As a result, we might not be able to utilize a material portion of our state NOLs and tax credits.

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

●    changes in senior management, board members, or key personnel;

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:

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

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act of 1933, as amended (Securities Act) creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

Effective December 31, 2021, we ceased to be an “emerging growth company,” and certain reduced reporting requirements applicable to emerging growth companies no longer apply us, which is expected to increase our costs as a public company and place additional demands on management.

Effective December 31, 2021, we ceased to be classified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the JOBS Act). We have previously taken advantage of certain reduced reporting requirements pursuant to the JOBS Act specifically applicable to emerging growth companies, including exemptions from the requirements of holding advisory “say-on-pay” and the related “say-on frequency” votes on executive compensation. Since we are no longer classified as an emerging growth company, we are now required to comply with those additional reporting requirements for which we were previously exempt. For example, we will be required to hold a say-on-pay vote and a say-on frequency vote at our 2022 annual meeting of stockholders. As a result, we expect that we will require additional attention from management with respect to our additional reporting requirements and will incur increased costs, which could include higher legal fees, accounting fees, consultant fees and fees associated with investor relations activities, among others.

General Risk Factors

Unfavorable economic, market and geopolitical conditions, domestically and internationally, may adversely affect our business, financial condition, results of operations and cash flows.

We have significant customer sales both in the United States and internationally. We also rely on domestic and international suppliers, manufacturing partners and distributors. We are therefore susceptible to adverse U.S. and international economic, market and geopolitical conditions. If any of our manufacturing partners, customers, distributors or suppliers experience slowdowns in their business, serious financial difficulties or cease operations, including as a result of the COVID-19 pandemic, our business will be adversely affected. In addition, the adverse impact of general economic, market and geopolitical factors that are beyond our control, including, but not limited to, housing markets, recession, inflation, deflation, consumer credit activity, consumer debt levels, fuel and energy costs, interest rates, tax rates and policy, unemployment trends, the impact of natural disasters such as pandemics, civil disturbances, terrorist activities and acts of war, including the recent Russian invasion of Ukraine, may adversely impact consumer spending, which may adversely impact our customers’ spending and demand for our products. Any of the foregoing could adversely affect our business, financial condition, results of operations and cash flows.

Our business may be adversely impacted by natural disasters and other catastrophic events.

Our operations and business, and those of our manufacturing partners, customers, distributors, or suppliers, can be disrupted by natural disasters; industrial accidents; terrorism; acts of war; public health issues, such as the COVID-19 pandemic; cybersecurity incidents; interruptions of service from utilities, transportation, telecommunications, or IT systems providers; manufacturing equipment failures; or other catastrophic events. For example, some of our foundries and suppliers’ facilities in Asia are located near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, such as power loss, fire, floods, and similar events. If any such natural disasters or other catastrophic events were to occur, our ability to operate our business could be seriously impaired. In addition, we may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office space for our corporate headquarters located in Chandler, Arizona and for our design facility located in Austin, Texas.

The Chandler, Arizona lease is for 18,815 square feet of office and laboratory space. The prior lease for the Chandler, Arizona facility expired in January 2022, upon which a new lease was entered into , with an initial term that ends on January 31, 2029 and an option to renew the lease through January 31, 2034.The Austin, Texas lease is for 6,171 square feet of space for our design facility. The prior lease for the Austin, Texas facility expired in January 2022, upon which a new lease was entered into with an initial term that ends on April 15, 2027 and an option to renew the lease through April 15, 2030.

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

Holders of Record

As of March 7, 2022, we had 24 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. In addition, our existing credit facility prohibits our ability to pay dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. Any future determination to pay dividends will be made at the discretion of our board of directors subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions, and capital requirements. Our future ability to pay cash dividends on our capital stock may also be limited by the terms of any future debt or preferred securities or future credit facility.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes included elsewhere in this report. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

For an overview of our business, see “Part I – Item 1. Business.”

Key Metrics

We monitor a variety of key financial metrics to help us evaluate trends, establish budgets, measure the effectiveness of our business strategies, and assess operational efficiencies. These financial metrics include revenue, gross margin, operating expenses, and operating income determined in accordance with generally accepted accounting principles in the United States (GAAP). Additionally, we monitor and project cash flow to determine our sources and uses for working capital to fund our operations. We also monitor Adjusted EBITDA, a non-GAAP financial measure, and design wins. We define Adjusted EBITDA as net income or loss adjusted for interest expense, taxes, depreciation and amortization, stock-based compensation expense, and restructuring costs, if any.

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

	Year Ended December 31,
	2021	2020
Adjusted EBITDA reconciliation:
Net income (loss)	$4,343	$(8,512)
Depreciation and amortization	1,455	1,982
Stock-based compensation expense	3,227	3,968
Interest expense	547	665
Income tax expense	4	260
Adjusted EBITDA	$9,576	$(1,637)

Design wins. To continue to grow our revenue, we must continue to achieve design wins for our MRAM products. We consider a design win to occur when an OEM or contract manufacturer notifies us that it has qualified one of our products as a component in a product or system for production. Because the life cycles for our customers’ products can last for many years, if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win. New design wins in each successive quarter of 2021 were 40, 37, 40, and 64, respectively, compared to 37, 43, 52, and 43 in each successive quarter of 2020, respectively.

Effect of the COVID-19 Pandemic on our Business

The COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” total lock-down orders, business limitations or shutdowns and similar orders. More recently, new variants of COVID-19, such as the Omicron variant, that are more contagious than previous strains have emerged. The spread of these new strains have caused many government authorities and businesses to reimplement the aforementioned measures to try to reduce the spread that had become less prevalent. The COVID-19 pandemic and its variants have negatively impacted the global economy, disrupted global supply chains and workforce participation, and initially created significant volatility and disruption of financial markets.

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

The emergence of different variants of COVID-19 and the prevalence of breakthrough cases of infection among fully vaccinated people adds additional uncertainty and could result in further impacts to our business and operations, including those discussed above and in “Risk Factors” in Part II, Item 1A of this report.

We will continue to monitor the situation and take additional actions as warranted. These actions may include further altering our operations in order to protect the best interests of our employees, customers and suppliers, and to comply with government requirements, while also planning and executing our business to best support our customers, suppliers, and partners.

The ultimate extent of the impact of the COVID-19 pandemic on our business, results of operations and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak and its severity; the emergence and severity of its variants; the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to use them; general economic factors, such as increased inflation; supply chain restraints; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume. Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. See “Risk Factors” in Part II, Item 1A of this report for additional risks we face due to the COVID-19 pandemic.

Results of Operations

Below are factors we want to highlight for understanding our 2021 annual results and year over year comparison with proper historical perspective:

●	2021 represented a year of broad semiconductor market demand challenges driven by factors that included challenges from the COVID-19 pandemic and international trade conflicts, which had a significant impact on our results;
●	Our manufacturing yields improved throughout 2021 resulting in significantly higher product margins compared to 2020.

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2021	2020	2021	2020
	(In thousands)		(As a percentage of revenue)
Product sales	$43,931	$39,848	80%	95%
Licensing, royalty, patent, and other revenue	11,215	2,183	20	5
Total revenue	55,146	42,031	100	100
Cost of product sales	21,045	23,746	38	56
Cost of licensing, royalty, patent, and other revenue	1,029	196	2	—
Total cost of sales	22,074	23,942	40	57
Gross profit	33,072	18,089	60	43
Operating expenses:
Research and development	12,628	10,896	23	26
General and administrative	10,949	10,773	20	26
Sales and marketing	4,460	3,983	8	9
Total operating expenses	28,037	25,652	51	61
Income (loss) from operations	5,035	(7,563)	9	(18)
Interest expense	(547)	(665)	(1)	(2)
Other expense, net	(141)	(24)	—	—
Net income (loss) before income taxes	4,347	(8,252)	8	(20)
Income tax expense	(4)	(260)	—	(1)
Net income (loss) and comprehensive income (loss)	$4,343	$(8,512)	8%	(21)%

Comparison of the Years Ended December 31, 2021 and 2020

Revenue

We generated 66% and 62% of our revenue from products sold through distributors for the years ended December 31, 2021 and 2020, respectively.

We maintain a direct selling relationship, for strategic purposes, with several key customer accounts. We have organized our sales team and representatives into three primary regions: Asia-Pacific (APAC); North America; and Europe, Middle East and Africa (EMEA). We recognize revenue by geography based on the region in which our products are sold, and not to where the end products in which they are assembled are shipped. Our revenue by region for the periods indicated was as follows (in thousands):

	Year Ended December 31,
	2021	2020
APAC	$32,327	$29,480
North America	15,813	9,253
EMEA	7,006	3,298
Total revenue	$55,146	$42,031

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(Dollars in thousands)
Product sales	$43,931	$39,848	$4,083	10.2%
Licensing, royalty, patent, and other revenue	11,215	2,183	9,032	413.7%
Total revenue	$55,146	$42,031	$13,115	31.2%

Total revenue increased by $13.1 million, or 31.2%, from $42.0 million during the year ended December 31, 2020, to $55.1 million during the year ended December 31, 2021. Product sales increased by $4.1 million or 10.2%, from $39.8 million to $43.9 million. The increase was primarily driven by a higher volume of Toggle MRAM product sales.

Licensing, royalty, patent, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Licensing, royalty, patent, and other revenue increased by $9.0 million, from $2.2 million during the year ended December 31, 2020 to $11.2 million during the year ended December 31, 2021. The increase was primarily due to the intellectual property monetization deal to sell five patents to a customer for a total contract value of $5.3 million combined with $3.7 million in license revenues from a contractual agreement with a customer for the development of a RAD-Hard product, consisting of a technology license, a design license agreement and development contract entered into during the year ended December 31, 2021.

Cost of Sales and Gross Margin

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(Dollars in thousands)
Cost of sales	$21,045	$23,746	$(2,701)	(11.4)%
Cost of licensing, royalty, patent, and other revenue	1,029	196	833	425.0%
Total cost of sales	$22,074	$23,942	$(1,868)	(7.8)%
Gross margin	60.0%	43.0%	*	*

Cost of product sales decreased by $2.7 million, or 11.4%, from $23.7 million during the year ended December 31, 2020, to $21.0 million during the year ended December 31, 2021. The decrease primarily reflects improved toggle manufacturing yields during the year ended December 31, 2021, and a reduction due to a $1.9 million reserve charge for excess and obsolete inventory for the year ended December 31, 2020.

Cost of licensing, royalty, patent, and other revenue increased by $0.8 million, or 425.0%, from $0.2 million during the year ended December 31, 2020, to $1.0 million during the year ended December 31, 2021. The increase was due primarily to increases in foundry and licensing activities.

Our gross margin increased from 43.0% during the year ended December 31, 2020 to 60.0% during the year ended December 31, 2021. Our product margins increased as a result of improvements of manufacturing yields throughout 2021, along with an increase in licensing, royalty, patent, and other revenue, which typically have higher margins than our product sales. We continually look for alternative uses for previously reserved inventory and in certain instances we may receive discounted wafers based on product yields, which could impact individual product margin.

Operating Expenses

Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses, and stock-based compensation, are among the most significant component of each of our operating expense categories.

Research and Development Expenses. Our research and development expenses consist primarily of personnel-related expenses for the design and development of our products and technologies, development wafers required to validate and characterize our technology, and expenses associated with our joint development activities. Research and development expenses also include consulting services, circuit design costs, materials and laboratory supplies, fabrication and new packaging technology, and an allocation of related facilities and equipment costs. We are also incurring costs associated with our new 28nm product development. We recognize research and development expenses as they are incurred.

	Year Ended
	December 31,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Research and development	$12,628	$10,896	$1,732	15.9%
Research and development as a % of revenue	23%	26%

Research and development expenses increased by $1.7 million, or 15.9%, from $10.9 million during the year ended December 31, 2020, to $12.6 million during the year ended December 31, 2021. The increase was primarily due to higher expenses relating to the development of our 28 nm product.

	Year Ended
	December 31,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
General and administrative	$10,949	$10,773	$176	1.6%
General and administrative as a % of revenue	20%	26%

General and Administrative Expenses. General and administrative expenses increased by $0.2 million, or 1.6%, from $10.8 million during the year ended December 31, 2020, to $10.9 million during the year ended December 31, 2021. The increase was primarily due to increases in expenses related to profit sharing and professional service fees.

	Year Ended
	December 31,		Change
	2021	2020	Amount	%
	(Dollars in thousands)
Sales and marketing	$4,460	$3,983	$477	12.0%
Sales and marketing as a % of revenue	8%	9%

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.5 million, or 12.0%, from $4.0 million during the year ended December 31, 2020, to $4.5 million during the year ended December 31, 2021. The increase was primarily due to an increase in variable compensation costs.

Interest Expense

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(Dollars in thousands)
Interest expense	$547	$665	$(118)	(17.7)%

Interest expense decreased by $0.1 million, or 17.7%, from $0.7 million during the year ended December 31, 2020, to $0.5 million during the year ended December 31, 2021. The decrease was due to lower outstanding balances under the credit facility during the year resulting in less interest incurred.

Other Expense, Net

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(Dollars in thousands)
Other expense, net	$(141)	$(24)	$(117)	487.5%

Other expense, net increased by $117,000, or 487.5%, from $24,000 during the year ended December 31, 2020 to $141,000 during the year ended December 31, 2021. The increase was primarily due to a decrease in interest income earned on our cash balances during the year from the lower interest rate environment, along with increases in non-income-based tax charges.

Liquidity and Capital Resources

As of December 31, 2021, and as of March 9, 2022 we believe that our existing cash and cash equivalents, coupled with the amount available under our credit facility and our anticipated growth and sales levels, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products.

We have generated significant losses since our inception and had an accumulated deficit of $152.8 million as of December 31, 2021. We have historically financed our operations primarily through the sale of our common stock in our initial public offering (IPO) and follow-on public offering, sales of our common stock under our at-the-market sales agreement, sales of our redeemable convertible preferred stock, debt financing and the sale of our products. As of December 31, 2021, we had $21.4 million of cash and cash equivalents, compared to $14.6 million as of December 31, 2020. For the year ended December 31, 2021, we also generated cash flows from operations of $9.4 million.

In August 2019, we entered into an open market sale agreement (2019 Sales Agreement) with Jefferies, LLC (Jefferies) for the offer and sale of shares of our common stock having an aggregate offering of up to $25.0 million from time to time through Jefferies, acting as sales agent. The issuance and sale of these shares by us pursuant to the 2019 Sales Agreement were deemed an “at-the-market” (ATM) offering under the Securities Act. Under the 2019 Sales Agreement, we agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales made pursuant to the 2019 Sales Agreement. During the year ended December 31, 2020, we received net proceeds of $2.1 million after deducting commissions and expenses payable by us, from the sale of 468,427 shares of common stock pursuant to the 2019 Sales Agreement. We suspended sales under the 2019 Sales Agreement in March 2020 and terminated the ATM program in November 2020.

Additionally, see “Credit Facilities” below for information regarding our debt financing.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended
	December 31,
	2021	2020

	(In thousands)
Cash provided by (used in) operating activities	$9,359	$(2,923)
Cash used in investing activities	(1,030)	(320)
Cash (used in) provided by financing activities	(1,519)	3,355

Cash Flows From Operating Activities

During the year ended December 31, 2021, cash provided by operating activities was $9.4 million, which primarily consisted of net income of $4.3 million, adjusted by non-cash charges of $5.0 million and a change of $4,000 in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $3.2 million, depreciation and amortization of $1.5 million, and non-cash interest expense of $0.3 million. The change in our net operating assets and liabilities was primarily due to an increase of $1.7 million of accrued liabilities and an increase in deferred revenue of $0.8 million related to timing of RAD-Hard licensing revenue recognition. These were offset by a decrease of $0.7 million in inventory, an increase of $0.5 million in prepaid expenses and other current assets, an increase of $0.6 million in accounts receivable due to increased sales volume and timing of cash receipts for outstanding balances, a decrease of $0.6 million in accounts payable due to the increased cash flow and increased efforts on timely payments, a decrease of $0.2 million in lease liabilities, and an increase of $11,000 in other assets.

During the year ended December 31, 2020, cash used in operating activities was $2.9 million, which primarily consisted of a net loss of $8.5 million, adjusted by non-cash charges of $6.3 million and a change of $0.7 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $4.0 million, depreciation and amortization of $2.0 million, and non-cash interest expense of $0.3 million. The change in our net operating assets and liabilities was primarily due to an increase of $1.8 million in accounts receivable due to increased sales volume and timing of cash receipts for outstanding balances, an increase of $2.1 million in inventory to meet demand of future sales and growing backlog, a decrease of $0.8 million in accounts payable due to the timing of payments, and a decrease of $0.3 million in accrued liabilities primarily due to timing of payments on inventory purchases.

Cash Flows From Investing Activities

Cash used in investing activities during the years ended December 31, 2021 and 2020 was $1.1 million and $0.3 million, respectively, which consisted of capital expenditures primarily for the purchase of manufacturing equipment and purchased software.

Cash Flows From Financing Activities

During the year ended December 31, 2021, cash used in financing activities was $1.5 million, which primarily consisted of $3.4 million in payments on long-term debt offset by $1.9 million in proceeds from stock option exercises and purchases of shares under our employee stock purchase plan.

During the year ended December 31, 2020, cash provided by financing activities was $3.4 million, which primarily consisted of $2.1 million in net proceeds from the sale of our common stock through our ATM program under the 2019 Sales Agreement, and $1.3 million in proceeds from stock option exercises and purchases of shares under our employee stock purchase plan.

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

The amended Line of Credit allows for a maximum draw of $5.0 million, subject to a formula borrowing base, has a two-year term and bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 4.75%. Currently, $4.0 million remains available under the Line of Credit, subject to borrowing base availability. As of December 31, 2021, the effective interest rate under the Line of Credit was 10.18% and the outstanding balance was $1.0 million. The Line of Credit was set to mature on August 5, 2021. The second amendment entered into on July 28, 2021 extended the maturity date of the Line of Credit to August 5, 2022.

The amended 2019 Term Loan provides for a $6.0 million term loan. The amended 2019 Term Loan has a term of 46 months, and a 16-month interest-only period followed by 30 months of equal principal payments, plus accrued interest. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 3.75%. As of December 31, 2021, the effective interest rate under the 2019 Term Loan was 7.85% and the outstanding balance was $4.0 million. The 2019 Term Loan matures on June 1, 2023.

In conjunction with entering into the 2019 Credit Facility, on August 5, 2019, we and SVB amended and restated the warrant issued to SVB in connection with the first amendment to the 2017 Credit Facility, which was a warrant to purchase 9,375 shares of our common stock at an exercise price of $8.91 per share, to add an option by SVB to put the warrant back to us for $50,000 upon expiration or a liquidity event, to be prorated if SVB exercises a portion of the warrant. The warrant expires on July 6, 2023. Additionally, in conjunction with entering into the first amendment to the 2019 Credit Facility, on July 15, 2020, we issued an additional warrant to SVB to purchase 21,500 shares of our common stock at an exercise price of $0.01 per share, which was to expire on July 15, 2025. The warrant was classified as equity and was recorded as a debt discount that was amortized to interest expense using the effective interest method. The fair value of the warrant was $152,000 on the date of issuance using the Black-Scholes option-pricing model.

On July 22, 2021, SVB elected to exercise the warrant associated with the first amendment to the 2019 Credit Facility, which resulted in a net cashless exercise of the warrant and the issuance of 21,463 shares of the Company’s common stock.

Collateral for the 2019 Credit Facility includes all of our assets except for intellectual property. We are required to comply with certain covenants under the 2019 Credit Facility, including requirements to maintain a minimum cash balance and availability under the Line of Credit, and restrictions on certain actions without the consent of the lender, such as limitations on our ability to engage in mergers or acquisitions, sell assets, incur indebtedness, or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all covenants at December 31, 2021. The 2019 Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on our business, operations, or condition, or on our ability to perform our obligations under the 2019 Term Loan. As of December 31, 2021, we do not believe that it is probable that the clause will be triggered within the next 12 months.

For additional information about the 2019 Credit Facility, see Note 6 to our financial statements in Part II, Item 8 of this report.

Critical Accounting Policies and Significant Judgements and Estimates

Our financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. We base our estimates on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

We recognize revenue when a customer obtains control of the promised products or services, in an amount that reflects the consideration we expect to receive in exchange for those products or services. We recognize revenue net of allowances for returns and price concessions, and any taxes imposed on revenue transactions, which are subsequently remitted to governmental authorities.

We incur incremental costs of obtaining contracts and expense such costs as incurred because the life of the underlying contract for product sales is typically less than one year and incremental costs to obtain contracts for licenses, royalties and patent sales are not significant.

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

We sell a majority of our products to our distributors at a uniform list price. However, distributors may resell our products to end customers at a very broad range of individually negotiated price points. From time to time, we may provide distributors with price adjustments subsequent to the delivery of product to them and such amounts are dependent on the end customer and product sales price. Price adjustments can be based on a variety of factors, including customer, product, quantity, geography, and competitive differentiation. Price protection rights grant distributors the right to a credit in the event of declines in the price of the Company’s products. Under these circumstances, we remit back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors’ outstanding accounts receivable balance. The credits are on a per unit basis and are not given to the distributor until the distributor provides information regarding the sale to their end customer. We estimate these credits and record such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of an allowance for price adjustments for amounts due to distributors. We estimate credits to distributors based on the historical rate of credits provided to distributors relative to sales and evaluation of current market conditions. Revenue on shipments to distributors is recorded when control of the products has been transferred to the distributor.

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

Upon the transfer of control, generally at shipment, we record a trade receivable for the selling price as there is a legally enforceable obligation of the distributor to pay for the product delivered, an allowance is recorded for the estimated discount that will be provided to the distributor, and the net of these amounts is recorded as revenue on the statement of operations.

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

We also entered into a contractual agreement with a customer during the year ended December 31, 2021 for the development of a RAD-Hard product, consisting of a technology license, a design license agreement and development contract. We applied a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the performance obligation is satisfied.

We concluded these contractual arrangements represent one arrangement and evaluated our promises to the customer and whether the performance obligations granted under the arrangement were distinct.  The licenses provided to the customer are not transferable, are of limited value without the promised development services, and the customer cannot benefit from the license agreements without the specific obligated services in the development subcontract, as there is strong interdependency between the licenses and the development subcontract. Accordingly, we determined the licenses were not distinct within the context of the contract and combined the license with other performance obligations.

As a result, we are recognizing revenue related to the performance obligations over time using the input method based on costs incurred to date relative to the total expected costs of the contract over the performance obligation period.

Patents

In an effort to monetize on our intellectual property, we may sell patents to customers. The performance obligations are satisfied at the point in time at which the customer obtains control of the patents.

Royalties

We recognize revenue from sales-based royalties from licenses of our technology at the later of when (1) the sale occurs or (2) the performance obligation to which some or all of the sales-based royalty has been allocated is satisfied (in whole or in part). We record an unbilled receivable (within accounts receivable, net) for the portion of sales-based royalties that have been earned, but not invoiced at the end of each reporting period. The unbilled accounts receivable is an estimate of consideration to which we expect to be entitled for uses of our intellectual property. Certain customers report on a lagged basis and actual information is not available timely. The estimates recorded are based on historical trends in the customer’s usage and current market conditions.

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

Inventory

We record inventories at the lower of cost, determined on a first-in, first-out basis or net realizable value. We write down inventory for estimated excess or obsolete inventory equal to the difference between cost and estimated net realizable value. Inventory write downs establish a new cost basis for inventory and charges are not subsequently reversed even if circumstances subsequently indicate that increased carrying amounts are recoverable. In estimating these reserves, our evaluation takes into consideration historical and expected future demand considering current market conditions and trends, the effect new products may have on the sale of existing products, technological obsolescence, and other factors. We record inventory write-downs for the valuation of inventory when required based on our analyses and any write-downs result in a new cost basis for the affected item.

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

Item 8. Financial Statements and Supplementary Data.

EVERSPIN TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Everspin Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Everspin Technologies, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Accounting for Inventory

Description of the Matter

As discussed in Note 2 to the financial statements, Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. At December 31, 2021 the Company’s inventory balance was $6.4 million.

Auditing the Company's accounting for inventory was challenging and complex primarily due to the high volume of transactions and multiple data sources involved in the Company’s process which uses several data sources in the initiation, processing, and recording of inventory transactions. The data sources include information received from the Company’s several third-party suppliers involved in the manufacturing process.

How We Addressed the Matter in Our Audit

To test the Company’s accounting for inventory, we performed audit procedures that included, among others, direct confirmations of inventory held at third-party suppliers, testing a sample of inventory transactions and performing physical observations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Phoenix, Arizona

March 9, 2022

EVERSPIN TECHNOLOGIES, INC.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$21,409	$14,599
Accounts receivable, net	8,193	7,607
Inventory	6,396	5,721
Prepaid expenses and other current assets	762	270
Total current assets	36,760	28,197
Property and equipment, net	973	1,946
Right-of-use assets	913	2,313
Other assets	734	73
Total assets	$39,380	$32,529

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,776	$2,224
Accrued liabilities	3,579	2,232
Deferred revenue	832	—
Current portion of long-term debt	3,370	4,242
Operating lease liabilities	724	1,508
Other liabilities	50	31
Total current liabilities	10,331	10,237
Long-term debt, net of current portion	1,529	3,748
Operating lease liabilities, net of current portion	68	903
Long-term income tax liability	214	229
Total liabilities	$12,142	$15,117
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 19,858,460 and 19,031,556 shares issued and outstanding as of December 31, 2021 and 2020	2	2
Additional paid-in capital	180,067	174,584
Accumulated deficit	(152,831)	(157,174)
Total stockholders’ equity	27,238	17,412
Total liabilities and stockholders’ equity	$39,380	$32,529

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Product sales	$43,931	$39,848
Licensing, royalty, patent, and other revenue	11,215	2,183
Total revenue	55,146	42,031
Cost of product sales	21,045	23,746
Cost of licensing, royalty, patent, and other revenue	1,029	196
Total cost of sales	22,074	23,942
Gross profit	33,072	18,089
Operating expenses:[1]
Research and development	12,628	10,896
General and administrative	10,949	10,773
Sales and marketing	4,460	3,983
Total operating expenses	28,037	25,652
Income (loss) from operations	5,035	(7,563)
Interest expense	(547)	(665)
Other expense, net	(141)	(24)
Net income (loss) before income taxes	4,347	(8,252)
Income tax expense	(4)	(260)
Net income (loss) and comprehensive income (loss)	$4,343	$(8,512)
Net income (loss) per common share:
Basic	$0.22	$(0.45)
Diluted	$0.22	$(0.45)
Weighted average common shares used to compute net income (loss) per common share:
Basic	19,400,124	18,782,287
Diluted	19,972,145	18,782,287

[1]Operating expenses include stock-based compensation as follows:
Research and development	$1,280	$903
General and administrative	1,465	2,710
Sales and marketing	482	355
Total stock-based compensation	$3,227	$3,968

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	18,081,753	$2	$167,149	$(148,662)	$18,489
Issuance of common stock under stock incentive plans	481,376	—	1,595	—	1,595
Issuance of common stock in at-the- market offering, net of issuance costs (Note 7)	468,427	—	2,084	—	2,084
Issuance of warrant	—	—	152	—	152
Stock-based compensation expense	—	—	3,604	—	3,604
Net loss	—	—	—	(8,512)	(8,512)
Balance at December 31, 2020	19,031,556	$2	$174,584	$(157,174)	$17,412
Issuance of common stock under stock incentive plans	805,441	—	2,256	—	2,256
Exercise of warrant	21,463	—	—	—	—
Stock-based compensation expense	—	—	3,227	—	3,227
Net income	—	—	—	4,343	4,343
Balance at December 31, 2021	19,858,460	$2	$180,067	$(152,831)	$27,238

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$4,343	$(8,512)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,455	1,982
Loss on disposal of property and equipment	—	30
Stock-based compensation	3,227	3,968
Non-cash warrant revaluation	19	(2)
Non-cash interest expense	319	323
Changes in operating assets and liabilities:
Accounts receivable	(586)	(1,808)
Inventory	(675)	2,142
Prepaid expenses and other current assets	(492)	269
Other assets	11	—
Accounts payable	(571)	(820)
Accrued liabilities	1,696	(303)
Deferred revenue	832	—
Lease liabilities	(219)	(192)
Net cash provided by (used in) operating activities	9,359	(2,923)
Cash flows from investing activities
Purchases of property and equipment	(1,030)	(320)
Net cash used in investing activities	(1,030)	(320)
Cash flows from financing activities
Payments on long-term debt	(3,400)	—
Payments of debt issuance costs	(11)	—
Payments on finance lease obligation	—	(9)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	1,892	1,280
Proceeds from issuance of common stock in at-the-market offering, net of issuance costs	—	2,084
Net cash (used in) provided by financing activities	(1,519)	3,355
Net increase in cash and cash equivalents	6,810	112
Cash and cash equivalents at beginning of period	14,599	14,487
Cash and cash equivalents at end of period	$21,409	$14,599
Supplementary cash flow information:
Interest paid	$228	$342
Operating cash flows paid for operating leases	$1,603	$1,736
Financing cash flows paid for finance leases	$—	$9
Non-cash investing and financing activities:
Increase of right-of-use asset and lease liability due to lease modification	$—	$545
Purchases of property and equipment in accounts payable and accrued liabilities	$340	$216
Bonus settled in shares of common stock	$364	$315
Issuance of warrant with debt	$—	$152

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Notes to Financial Statements

1. Organization and Operations

Everspin Technologies, Inc. (the Company) was incorporated in Delaware on May 16, 2008. The Company’s magnetoresistive random access memory (MRAM) solutions offer the persistence of non-volatile memory with the speed and endurance of random access memory (RAM) and enable the protection of mission critical data particularly in the event of power interruption or failure. The Company’s MRAM solutions allow its customers in key markets, such as industrial, medical, automotive/transportation, aerospace, and data center, to design high performance, power-efficient and reliable systems without the need for bulky batteries or capacitors.

Ability to continue as a going concern

The Company believes that its existing cash and cash equivalents as of December 31, 2021, coupled with its anticipated growth and sales levels and availability under its credit facility, will be sufficient to meet its anticipated cash requirements for at least the next 12 months from the financial statement issuance date. The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. The Company may be required at some point in the future to seek additional equity or debt financing, to sustain operations beyond that point, and such additional financing may not be available on acceptable terms or at all. If the Company is unable to raise additional capital or generate sufficient cash from operations to adequately fund its operations, it will need to curtail planned activities to reduce costs. Doing so will likely harm its ability to execute on its business plan.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, fair value of assets and liabilities, inventory net realizable value, product warranty reserves, deferred tax assets and related valuation allowances, and stock-based compensation. The Company believes its estimates and assumptions are reasonable; however, actual results may differ from the Company’s estimates.

Segments

The Company’s chief operating decision maker is its Interim Chief Executive Officer who reviews financial information for purposes of allocating resources and evaluating financial performance for the entire Company. As a result, the Company has single operating and reportable segment.

Cash and Cash Equivalents

The Company considers all highly liquid, short-term investments with maturity dates of 90 days or less at the date of purchase to be cash equivalents. The Company’s cash equivalents consist solely of money market funds.

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company generally does not require collateral or other security in support of accounts receivable. Allowances would be provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company also considers a number of factors in evaluating the sufficiency of its allowance for doubtful accounts, including the length of time receivables are past due, significant one-time events, creditworthiness of customers and historical experience. Account balances would be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s evaluation determined that no material allowance for doubtful accounts was necessary at December 31, 2021 and 2020.

The unbilled accounts receivable is an estimate of consideration to which the Company expects to be entitled for uses of the Company’s intellectual property. Certain customers report on a lagged basis and actual information is not available timely. The estimates recorded are based on historical trends in the customer’s usage and current market conditions. At December 31, 2021 and 2020, the unbilled accounts receivable balance was $450,000 and $255,000, respectively.

The Company establishes an allowance for product returns. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of sales returns. Returns are processed as credits on future purchases and, as a result, the allowance is recorded against the balance of trade accounts receivable. In addition, the Company from time to time may establish an allowance for estimated price adjustments related to its distributor agreements. The Company estimates credits to distributors based on the historical rate of credits provided to distributors relative to sales and evaluation of current market conditions. At December 31, 2021 and 2020, the allowance for product returns and price adjustments was $397,000 and $238,000, respectively.

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2021	2020
Trade accounts receivable	$8,140	$7,590
Unbilled accounts receivable	450	255
Allowance for product returns and price adjustments	(397)	(238)
Accounts receivable, net	$8,193	$7,607

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

		Revenue			Accounts Receivable
		Year Ended December 31,			December 31,
Customers		2021		2020	2021		2020
Customer A	%	*	%	29%	*	%	29%
Customer B	%	22%		11%	54%		25%
*	Less than 10%

Inventory

Inventory is valued at the lower of cost, using the first-in, first-out or net realizable value. The carrying value of inventory is adjusted for excess and obsolescence based on the Company’s evaluation which takes into consideration historical and expected future demand, the effect new products may have on the sale of existing products, technological obsolescence, and other factors including inventory age and shipment. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that new cost basis.

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

The carrying value of accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments. As of December 31, 2021, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments consist of Level 1 assets and a Level 3 liability. Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds that are included in cash equivalents. The Company’s Level 3 liability consists of warrants issued in connection with the 2019 Credit Facility (as defined in Note 6). The change in the fair value of the warrant liability during the year ended December 31, 2021 was immaterial.

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$21,508	$—	$—	$21,508
Total assets measured at fair value	$21,508	$—	$—	$21,508

Liabilities:
Warrant liability	$—	$—	$50	$50
Total liabilities measured at fair value	$—	$—	$50	$50

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$14,669	$—	$—	$14,669
Total assets measured at fair value	$14,669	$—	$—	$14,669

Liabilities:
Warrant liability	$—	$—	$31	$31
Total liabilities measured at fair value	$—	$—	$31	$31

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

Costs incurred to develop software for internal use during the application development phase are capitalized and amortized over such software’s estimated useful life. Costs related to the design or maintenance of internal-use software are included in operating expenses as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in operations. Amortization expense of assets acquired through finance leases is included in the statements of operations and comprehensive income (loss).

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

Leases

The Company leases office, lab, manufacturing space and equipment in various locations with initial lease terms of up to seven years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. The terms of these leases also include renewal options at the election of the Company to renew or extend the lease for a range of an additional two to five years. These optional periods have not been considered in the determination of the right-of-use-assets (ROU) or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options.

The Company determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The classification of the Company’s leases as operating or finance leases along with the initial measurement and recognition of the associated ROU assets and lease liabilities is performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. The Company uses its incremental borrowing rate, based on the information available at commencement date, to determine the present value of lease payments when its leases do not provide an implicit rate. The Company uses the implicit rate when readily determinable. The ROU asset is based on the measurement of the lease liability, includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. Lease expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. Amortization expense for ROU assets associated with finance leases is recognized on a straight-line basis over the shorter of the useful life of the asset or the lease term and interest expense associated with finance leases is recognized on the balance of the lease liability using the effective interest method based on the estimated incremental borrowing rate.

The Company has lease agreements with lease and non-lease components. The Company has elected to not separate lease and non-lease components for any leases involving real estate and office equipment classes of assets and, as a result, accounts for the lease and non-lease components as a single lease component. The Company has elected to separate lease and non-lease components for any leases involving manufacturing facility classes of assets. Further, the Company elected the short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to leases with terms of 12 months or less (short-term leases) for all classes of assets. As of December 31, 2021, the Company did not have any short-term leases.

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

Revenue Recognition

The Company recognizes revenue when a customer obtains control of the promised products or services, in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue is recognized net of allowances for returns and price adjustments, and any taxes imposed on specific revenue-producing transactions, which are subsequently remitted to governmental authorities.

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

Product Revenue

For products sold in their discrete form, the Company either sells its products directly to original equipment manufacturers (OEMs), original design manufacturers (ODMs) and contract manufacturers (CMs), or through a network of distributors, who in turn sell to those customers. For sales directly to OEMs, ODMs and CMs, revenue is recognized when the OEM, ODM or CM obtains control of the product, which occurs at a point in time, generally upon shipment to the customer. Contracts for sales of products are generally less than one year.

The Company sells a majority of its products to their distributors at a uniform list price. However, distributors may resell products to end customers at a very broad range of individually negotiated price points. From time to time, the Company may provide distributors with price adjustments subsequent to the delivery of product to them and such amounts are dependent on the end customer and product sales price. Price adjustments can be based on a variety of factors, including customer, product, quantity, geography, and competitive differentiation. Price protection rights grant distributors the right to a credit in the event of declines in the price of the Company’s products. Under these circumstances, the Company remits back to the distributor a portion of their original purchase price after the resale transaction is completed in the form of a credit against the distributors’ outstanding accounts receivable balance. The credits are on a per unit basis and are not given to the distributor until the distributor provides information regarding the sale to their end customer. The Company estimates these credits and record such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of an allowance for price adjustments for amounts due to distributors. The Company estimates credits to distributors based on the historical rate of credits provided to distributors relative to sales and evaluation of current market conditions. Revenue on shipments to distributors is recorded when control of the products has been transferred to the distributor.

The Company estimates the amount of our product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company estimates its product return liability by analyzing its historical returns, current economic trends and changes in customer demand and acceptance of products. The Company has received insignificant returns to date and believes that returns of its products will continue to be minimal.

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

The Company also entered into a contractual agreement with a customer in 2021 for the development of a RAD-Hard product, consisting of a technology license, a design license agreement and development contract. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the performance obligation is satisfied.

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

As a result, the Company is recognizing revenue related to the performance obligations over time using the input method based on costs incurred to date relative to the total expected costs of the contract over the performance obligation period.

Patents

In an effort to monetize on its intellectual property, the Company may sell patents to customers. The performance obligations are satisfied at the point in time at which the customer obtains control of the patents.

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

Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated and accrues for estimated losses incurred for unidentified issues based on historical experience. A warranty liability was not recorded at December 31, 2021 and 2020, as the estimated future warranty costs were not material based on the Company’s historical experience.

Research and Development

Research and development expenses are incurred in support of internal development programs or as part of the Company’s joint development agreement with GLOBALFOUNDRIES and joint collaboration agreement with Silterra Malaysia Sdn. Bhd. (see Note 10). Research and development expenses include personnel-related costs (including stock-based compensation), circuit design costs, purchases of materials and laboratory supplies, fabrication and packaging of experimental integrated circuit products, depreciation of research and development related capital equipment and overhead and are expensed as incurred.

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

Net Income (Loss) per Common Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period less shares subject to repurchase, without consideration of potentially dilutive securities. Diluted earnings per share is calculated using the treasury stock method by dividing net income by the total weighted average shares of common stock outstanding in addition to the potential impact of dilutive securities including restricted stock units, warrants, and options. In periods with a net loss, diluted net loss per common share is the same as basic net loss per common share since the effect of potentially dilutive securities is anti-dilutive.

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes in the year ended December 31, 2021. The adoption of this standard did not have a material impact on the financial statements.

Recently Issued Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. As the Company is a smaller reporting company, ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2022, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements Financial Instruments-Credit Losses (Topic 326). ASU No. 2019-04 provides narrow-scope amendments to help apply ASU No. 2016-13, and is effective with the adoption of ASU No. 2016-13. The Company is evaluating the impact of the adoption of ASU 2016-13 and ASU No. 2019-04 on its financial statements.

Subsequent Events

The Company evaluated events after December 31, 2021, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

3. Revenue

The Company sells products to its distributors and OEMs. The Company also recognizes revenue under licensing, patent, and royalty agreements with some customers. The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Year Ended December 31,
	2021	2020
Distributor	$36,479	$26,027
Non-distributor	18,667	16,004
Total revenue	$55,146	$42,031

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Year Ended December 31,
	2021	2020
Point in time	$51,204	$40,846
Over time	3,942	1,185
Total revenue	$55,146	$42,031

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Year Ended December 31,
	2021	2020
Product sales	$43,931	$39,848
Royalties	2,021	998
Patents	5,250	—
Other revenue	3,944	1,185
Total revenue	$55,146	$42,031

In September 2021, the Company entered into an intellectual property monetization deal to sell five patents to a customer for a total contract value of $5.25 million. Two of the patents were assigned to the customer in September 2021, and the remaining three patents were assigned to the customer in October 2021. Control is transferred when the patents are assigned to the customer. As a result, all $5.25 million of patent revenue was recognized during the year ended December 31, 2021, related to the patent sales.

The Company licenses its intellectual property and is entitled to consideration based on the customer’s sales. The Company makes estimates in instances when the customer reports sales on a lagged basis and actual information is not available timely. The estimates are based on historical trends in the customer’s activity and current market conditions. In the year ended December 31, 2021 the Company recognized $0.8 million of royalty revenue related to activity occurring in the year ended December 31, 2020. This is a change in estimate and is based on actual information received from the customer. The amounts are reported in licensing, royalty, patent and other revenue in the statements of operations and comprehensive income (loss).

The Company recognizes revenue in three geographic regions: Asia-Pacific (APAC); North America; and Europe, Middle East and Africa (EMEA). We recognize revenue by geography based on the region in which our products are sold, and not to where the end products in which they are assembled are shipped. Our revenue by region for the periods indicated was as follows (in thousands):

	Year Ended December 31,
	2021	2020
APAC	$32,327	$29,480
North America	15,813	9,253
EMEA	7,006	3,298
Total revenue	$55,146	$42,031

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$464	$329
Work-in-process	4,620	4,910
Finished goods	1,312	482
Total inventory	$6,396	$5,721

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Manufacturing equipment	$12,608	$12,296
Computer and network equipment	1,008	917
Furniture and fixtures	187	112
Software	929	925
Leasehold improvements	1,444	1,444
Total property and equipment, gross	16,176	15,694
Less: accumulated depreciation	(15,203)	(13,748)
Total property and equipment, net	$973	$1,946

Depreciation and amortization expense during the years ended December 31, 2021 and 2020 was $1.5 million and $2.0 million, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Payroll-related expenses	$2,845	$1,274
Inventory	177	416
Other	557	542
Total accrued liabilities	$3,579	$2,232

Deferred Revenue

During the year ended December 31, 2021, the Company executed contractual arrangements with a customer for the development of a RAD-Hard product, consisting of a technology license, design license agreement and development subcontract. The Company does not share in the rights to future revenues or royalties. The total arrangements are for $6.5 million in consideration.

The Company concluded these contractual arrangements represent one arrangement and evaluated its promises to the customer and whether the performance obligations granted under the arrangement were distinct.  The licenses provided to the customer are not transferable, are of limited value without the promised development services, and the customer cannot benefit from the license agreements without the specific obligated services in the development subcontract, as there is strong interdependency between the licenses and the development subcontract. Accordingly, the Company determined the licenses were not distinct within the context of the contract and combined the license with other performance obligations. The total transaction price of $6.5 million was allocated to the single performance obligation.

The Company recognizes revenue related to the performance obligations over time using the input method based on costs incurred to date relative to the total expected costs of the contract and began recognizing revenue in the second quarter of 2021 over the performance obligation period. This method depicts performance under the contract and requires the Company to make estimates about the future costs expected to be incurred to perform under the contact, including labor and material costs.

For the year ended December 31, 2021, the Company has billed $4.1 million for the performance under the contractual agreements. Under the input method of recognition, the Company has recognized $3.3 million in revenue for the year ending December 31, 2021. As a result, the Company has recorded $0.8 million in deferred revenue as of December 31, 2021. The Company expects to recognize the remaining $3.2 million of the transaction price as services are performed throughout the contractual period and performance is expected to be complete in the year ended December 31, 2024.

5. Commitments and Contingencies

Leases

The undiscounted future non-cancellable lease payments under the Company’s operating leases were as follows (in thousands):

As of December 31, 2021	Amount
2022	$746
2023	68
Thereafter	—
Total lease payments	814
Less: imputed interest	(22)
Total operating lease liabilities	792
Less: current portion of operating lease liabilities	(724)
Total operating lease liabilities, net of current portion	$68

Other information related to the Company's operating lease liabilities was as follows:

	December 31,
	2021	2020
Weighted-average remaining lease term (years)	1.08	1.74
Weighted-average discount rate	6.00%	6.00%

Lease costs for the Company’s operating leases were $1.5 million for both the years ended December 31, 2021 and 2020, respectively. Variable lease payments for operating leases were immaterial for the years ended December 31, 2021 and 2020. Lease costs for the Company’s finance lease were immaterial for the years ended December 31, 2021 and 2020.

Subsequent to December 31, 2021, the Company’s office space lease in Chandler, Arizona and design facility lease in Austin, Texas expired. Both leases expired in January 2022 and were replaced with new leases expiring at various dates through 2029. The Company signed the new leases in 2021 and the leases commenced in January and February 2022. The Company’s lease liability and right-of-use assets will be recognized when the leases commence, and the underlying assets are available for use, which was during the first quarter of 2022. The undiscounted future non-cancellable lease payments under these two operating leases are as follows (in thousands):

As of December 31, 2021	Amount
2022	$531
2023	579
2024	594
2025	610
2026	626
Thereafter	964
Total	$3,904

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

6. Debt

2019 Credit Facility

In August 2019, the Company executed an Amended and Restated Loan and Security Agreement (2019 Credit Facility), which amended and restated the Company’s prior loan and security agreement (2017 Credit Facility), providing for a formula revolving line of credit (Line of Credit) and a term loan (2019 Term Loan) with Silicon Valley Bank (SVB).

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

The amended Line of Credit allows for a maximum draw of $5.0 million, subject to a formula borrowing base, has a two-year term and bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 4.75%. As of December 31, 2021, the interest rate was 4.75%. The Line of Credit required a commitment fee of 1.6% of the maximum availability of the Line of Credit, which was paid in August 2019 upon closing, and was accounted for as a debt discount. The Line of Credit also provides for a termination fee equal to 1% of the maximum availability under the Line of Credit, which is due in case of a termination of the Line of Credit prior to the scheduled maturity date, and an unused facility fee equal to 0.125% per annum of the average unused portion of the Line of Credit, which is expensed as incurred. Currently, $4.0 million remains available under the Line of Credit, subject to borrowing base availability. As of December 31, 2021, the effective interest rate under the Line of Credit was 10.18% and the outstanding balance was $1.0 million. The Line of Credit was set to mature on August 5, 2021. The second amendment, entered into on July 28, 2021, extended the maturity date of the Line of Credit to August 5, 2022.

The amended 2019 Term Loan provides for a $6.0 million term loan. The 2019 Term Loan has a term of 46 months, and a 16-month interest-only period followed by 30 months of equal principal payments, plus accrued interest. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 3.75%. As of December 31, 2021, the interest rate was 3.75%. A final payment of 7% of the original principal amount of the 2019 Term Loan must be made when the 2019 Term Loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment, which is accounted for as a debt discount, is being accreted using the effective interest method. The 2019 Term Loan has a prepayment fee equal to 2% of the total commitment, which is due only if the 2019 Term Loan is prepaid prior to the scheduled maturity date for any reason. As of December 31, 2021, the effective interest rate under the 2019 Term Loan was 7.85% and the outstanding balance was $4.0 million. The 2019 Term Loan matures on June 1, 2023.

In conjunction with entering into the 2019 Credit Facility, on August 5, 2019, the Company and SVB amended and restated the warrant issued to SVB in connection with the first amendment to the 2017 Credit Facility, which was a warrant to purchase 9,375 shares of the Company’s common stock at an exercise price of $8.91 per share, to add an option by SVB to put the warrant back to the Company for $50,000 upon expiration or a liquidity event, to be prorated if SVB exercises a portion of the warrant. The warrant expires on July 6, 2023. The warrant is classified as a liability and recorded at fair value within other liabilities in the Company’s condensed balance sheet. Due to the put right, the warrant is subject to fair value remeasurement at each subsequent reporting date until the exercise or expiration of the warrant. Any resulting change in the fair value of the warrant will be recorded as other (expense) income, net in the Company’s statements of operations and comprehensive income (loss). The Company recognized an expense of $19,000 and income of $2,000 for years ended 2021 and 2020, respectively, related to the change in fair value of the warrant within other (expense) income, net in the statements of operations and comprehensive income (loss).

Additionally, in conjunction with entering into the first amendment to the 2019 Credit Facility, on July 15, 2020, the Company issued an additional warrant to SVB to purchase 21,500 shares of its common stock at an exercise price of $0.01 per share, which was to expire on July 15, 2025. The warrant was classified as equity and was recorded as a debt discount that was amortized to interest expense using the effective interest method. The fair value of the warrant was $152,000 on the date of issuance using the Black-Scholes option-pricing model.

On July 22, 2021, SVB elected to exercise the warrant associated with the first amendment to the 2019 Credit Facility, which resulted in a net cashless exercise of the warrant and the issuance of 21,463 shares of the Company’s common stock.

Collateral for the 2019 Credit Facility includes all of the Company’s assets except for intellectual property. The Company is required to comply with certain covenants under the 2019 Credit Facility, including requirements to maintain a minimum cash balance and availability under the Line of Credit, and restrictions on certain actions without the consent of the lender, such as limitations on its ability to engage in mergers or acquisitions, sell assets, incur indebtedness, or grant liens or negative pledges on its assets, make loans or make other investments. Under these covenants, the Company is prohibited from paying cash dividends with respect to its capital stock. The Company was in compliance with all covenants at December 31, 2021. The 2019 Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on the Company’s business, operations, or condition, or on the Company’s ability to perform its obligations under the 2019 Term Loan. As of December 31, 2021, management does not believe that it is probable that the clause will be triggered within the next 12 months, and therefore the 2019 Term Loan is classified as long-term debt.

The amortization of the debt issuance costs and accretion of the debt discount is included in interest expense within the statements of operations and comprehensive income (loss) and included in non-cash interest expense within the statement of cash flows.

The carrying value of the Company’s 2019 Credit Facility at December 31, 2021, was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$3,400	$1,620	$5,020
Unamortized debt discounts	(30)	(91)	(121)
Net carrying value	$3,370	$1,529	$4,899

The carrying value of the Company’s 2019 Credit Facility at December 31, 2020, was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$4,400	$4,020	$8,420
Unamortized debt discounts	(158)	(272)	(430)
Net carrying value	$4,242	$3,748	$7,990

The table below includes the principal repayments due under the 2019 Credit Facility as of December 31, 2021 (in thousands):

Principal Repayment as of December 31, 2021
2022	3,400
2023	1,620
Total principal repayments	$5,020

7. Stockholders’ Equity

Common Stock

Common stockholders are entitled to dividends if and when declared by the board of directors. As of December 31, 2021, no dividends on common stock had been declared by the board of directors.

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

Reserved Shares of Common Stock

The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2021	2020
Options issued and outstanding	1,783,298	2,272,905
Shares available for future option grants	1,038,956	179,219
RSUs subject to future vesting	384,307	416,742
Common stock warrants	27,836	49,336
Total	3,234,397	2,918,202

Warrants

In connection with the Company’s credit facility, the Company has issued warrants to Silicon Valley Bank. For more details see Note 6 to the financial statements.

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

The Company’s 2016 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation to employees, directors, and consultants. In addition, the Company’s 2016 Plan provides for the grant of performance cash awards to employees, directors, and consultants.

The maximum number of shares of common stock that may be issued under the Company’s 2016 Plan was initially 500,000 subject to an automatic increase on January 1 of each year, beginning on January 1, 2017, and continuing through and including January 1, 2026, by 3% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On May 20, 2021, the Company’s stockholders approved an amendment to the 2016 Plan to increase the total number of authorized shares of common stock available for grant thereunder by an additional 550,000 shares. At December 31, 2021, of the 3,206,561 shares of common stock reserved and available for grant under the 2016 Plan, 1,038,956 shares of common stock remain available for grant under the 2016 Plan.

2008 Employee Incentive Plan

The 2008 Equity Incentive Plan (the 2008 Plan) provided for the issuance of incentive stock options (ISO), nonqualified stock options, and other stock compensation awards.

Due to the adoption of the 2016 Plan, no further grants will be made under the Company’s 2008 Plan. However, any outstanding stock awards granted under the 2008 Plan will remain outstanding, subject to the terms of the Company’s 2008 Plan and the applicable stock award agreements, until such outstanding stock awards that are stock options are exercised or until they terminate or expire by their terms, or until such stock awards are fully settled, terminated, or forfeited. At December 31, 2021, 79,910 options under the 2008 Plan remained outstanding.

Summary of Stock Option Activity

The following table summarizes the stock option and award activity for all grants under the 2008 Plan and 2016 Plan:

		Options Outstanding
			Weighted-	Weighted-
	Options and		Average	Average	Aggregate
	Awards		Exercise	Remaining	Intrinsic
	Available for	Number of	Price Per	Contractual	Value
	Grant	Options	Share	Life (years)	(In thousands)
Balance—December 31, 2020	179,219	2,272,905	$5.58	7.9	$1,640
Authorized	1,120,946
RSUs granted	(522,814)
RSUs cancelled/forfeited	135,909
Options granted	(788,441)	766,978	$5.63
Options exercised	—	(321,694)	$5.15		$1,783
Options cancelled/forfeited	914,137	(934,891)	$6.47
Balance—December 31, 2021	1,038,956	1,783,298	$5.21	8.0	$10,891
Options exercisable—December 31, 2021		609,459	$5.77	6.3	$3,400

During the years ended December 31, 2021 and 2020, the Company granted options with a weighted-average grant date fair value of $3.60 and $1.81 per share, respectively.

The total fair value of options vested during the year was $0.9 million and $2.2 million, for the years ended December 31, 2021, and 2020, respectively.

2016 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2016 Employee Stock Purchase Plan (the ESPP) on April 25, 2016, which was subsequently approved on September 20, 2016 by the Company’s stockholders. The Company had 652,771 shares available for issuance under the Company’s ESPP as of December 31, 2021. Employees purchased 64,407 shares for $236,000 during the year ended December 31, 2021 and 49,951 shares for $112,000 during the year ended December 31, 2020.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares issued under the ESPP:

Year Ended
December 31,
	2021	2020
Expected volatility	40.7 - 100.7%	44.7 - 100.7%
Risk-free interest rate	0.05 - 0.13%	0.12 - 1.68%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Dividend yield	—%	—%

Restricted Stock Units

In September 2017, the Company’s board of directors authorized the issuance of restricted stock units (RSUs), under the 2016 Plan and adopted a form of Restricted Stock Unit Award Agreement, which is intended to serve as a standard form agreement for RSU grants issued to employees, executive officers, directors, and consultants. The fair value of the RSUs is recognized as expense ratably over the vesting period, as determined by the board of directors on the date of grant.

The following table summarizes RSU activity for the year ended December 31, 2021:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2020	416,742	$4.89
Granted	522,814	$5.52
Vested	(419,340)	$5.61
Cancelled/forfeited	(135,909)	$4.77
Balance—December 31, 2021	384,307	$5.00

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of December 31, 2021, there was $1.4 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.3 years.

Stock-based Compensation Expense

As of December 31, 2021, there was $3.2 million of total unrecognized compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 2.8 years. Compensation cost capitalized within inventory at December 31, 2021 and 2020 was not material.

The Company estimated the fair value of each option grant using the Black-Scholes option-pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the assumptions below.

Year Ended
December 31,
	2021	2020
Expected volatility	72.6 - 74.1%	74.4 - 79.3%
Risk-free interest rate	0.62 - 1.30%	0.22 - 1.63%
Expected term (in years)	5.9 - 6.1	6.07 - 6.08
Dividend yield	—%	—%

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

Generally, unless otherwise specified in the agreement or a statement of work, the Company and GF share project costs, which do not include personnel or production qualification costs, under the JDA. If GF manufactures, sells, or transfers to customers wafers containing production quantified STT-MRAM devices that utilize certain design information, GF will be required to pay the Company a royalty.

Silterra Malaysia Sdn. Bhd. Joint Collaboration Agreement

In September 2018, the Company entered into a Joint Collaboration Agreement (JCA) with Silterra Malaysia Sdn. Bhd., and another third party. The JCA was intended to create additional manufacturing capacity for the Company’s Toggle MRAM products. The Company had previously anticipated initial production starting in 2020, which was subsequently delayed. Under the JCA, the Company was required to pay non-recurring engineering costs of $1.0 million. As of December 31, 2021, the Company has paid $600,000 of these JCA costs. On October 23, 2021, the Company executed a termination of the JCA. As a result, the Company does not expect to incur additional JCA costs. There were no JCA costs paid during the years ended December 31, 2021 and 2020. As a result of the JCA, Silterra Malaysia Sdn. Bhd., successfully became a second source for Toggle MRAM products to the Company.

11. Geographic Information

Property and equipment, net by country was as follows (in thousands):

	December 31,
	2021	2020
United States	$825	$1,415
Singapore	88	287
Other	60	244
	$973	$1,946

Revenue from customers is designated based on the geographic region or country to which the product is delivered or the licensee is located. Revenue by country was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Hong Kong	$17,403	$18,258
United States	15,662	5,743
Japan	7,315	5,403
Canada	3,797	3,423
China	2,731	2,403
All other	8,238	6,801
Total revenue	$55,146	$42,031

12. Income Taxes

For the years ended December 31, 2021 and 2020, the Company’s provision for income tax consisted of:

	Year Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	4	—
Foreign	—	260
Total Current	$4	$260

Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
Total Deferred	$—	$—

Provision for income taxes	$4	$260

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020
Tax at statutory federal rate	21.0%	(21.0)%
State taxes, net of federal benefit	1.8	(1.5)
Stock-based compensation	4.7	5.4
Change in uncertain tax benefits	—	3.1
Change in valuation allowance	(27.5)	17.0
Other	0.1	—
Provision for income taxes	0.1%	3.0%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$30,658	$31,683
Inventory	278	147
Accruals	801	254
Depreciation and amortization	240	240
Limitation on business interest	—	268
Stock-based compensation	177	676
Right of use liability	206	549
Gross deferred tax assets	32,360	33,817
Valuation allowance	(32,047)	(33,265)
Deferred tax assets	313	552
Deferred tax liabilities:
Right of use asset	(209)	(527)
Other	(104)	(25)
Deferred tax liabilities	(313)	(552)
Net deferred tax assets	$—	$—

The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets as of December 31, 2021 and 2020. The net valuation allowance decreased by $1.2 million in 2021.

As of December 31, 2021, the Company has federal net operating loss carryforwards of approximately $136.0 million, of which $95.2 million will expire in 2028 through 2037 if not utilized, and $40.8 million that will carryover indefinitely. In addition, the Company has state net operating loss carryforwards of approximately $52.1 million, of which $49.3 million will expire in 2023 through 2041 if not utilized, and $2.8 million that will carryover indefinitely.

The Tax Reform Act of 1986 (the Act) provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes (as defined by the Act and codified under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the Code)) that could limit the Company’s ability to utilize these carryforwards. Further, a portion of the carryforwards may expire before utilized to reduce future income tax liabilities as a result of the annual limitation. The Company experienced an ownership change in October 2016 and as a result, $43.8 million ($9.2 million tax effected) of the federal NOLs are expected to expire unutilized due to limitation under

Section 382 of the Code. The NOLs expected to expire unutilized are included in the NOL carryforward amounts disclosed, subject to a valuation allowance.

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company is generally subject to U.S. federal and state income tax examination for all tax years beginning in 2008, due to the net operating losses that are carried forward.

A summary of changes in the Company’s gross unrecognized tax benefits for the years ended December 31, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Unrecognized tax expense, beginning of the year	$104	$—
(Decrease)/increase related to prior year tax positions	(12)	91
Increase related to current year tax positions	13	13
Unrecognized tax expense, end of year	$105	$104

The total balance of unrecognized tax benefits as of December 31, 2021 would impact the effective tax rate, if recognized.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefit as a component of income tax expense. The Company has accrued penalties and interest of $155,000 and $156,000, as of December 31, 2021 and December 31, 2020, respectively.

13. Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020
Numerator:
Net income (loss)	$4,343	$(8,512)
Denominator:
Weighted-average common shares outstanding used to calculate net income (loss) per common share, basic	19,400,124	18,782,287
Net income (loss) per common share, basic	$0.22	$(0.45)

	Year Ended December 31,
	2021	2020
Numerator:
Net income (loss)	$4,343	$(8,512)
Denominator:
Weighted-average common shares outstanding used to calculate net income (loss) per common share, basic	19,400,124	18,782,287
Effect of dilutive securities	572,021	—
Weighted-average common shares outstanding used to calculate net income (loss) per common share, diluted	19,972,145	18,782,287
Net income (loss) per common share, diluted	$0.22	$(0.45)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net income (loss) per common share for the periods presented, because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2021	2020
Options to purchase common stock	1,221,720	2,272,905
RSUs	9,815	416,742
Common stock warrants	27,836	49,336
Total	1,259,371	2,738,983

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our management team, including our Interim Chief Executive Officer (Interim CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021.

Based on this evaluation, our Interim CEO and CFO concluded that, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021, based on the material weakness in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) described below.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K includes a report of management’s assessment regarding internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm because, as a “smaller reporting company”, and non-accelerated filer, our independent registered public accounting firm is not required to issue such an attestation report.

The following report is provided by management in respect of our internal control over financial reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management used the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control - Integrated Framework (2013), or the COSO framework, to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 and has concluded that such internal control over financial reporting was not effective, based on the material weakness described below.

Material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We determined our controls around inventory, including unit level cost allocation and communication protocols between operations and accounting were not sufficiently designed to prevent and detect a material misstatement. We have established a plan to remediate this material weakness outlined below.

Management’s steps taken to remediate the material weakness.

To remediate this material weakness, we have taken the following actions:

●	We are establishing multi-discipline processes to actively manage and make decisions regarding our inventory to support our business objectives.

●	We are establishing reconciliations by product family based on unit cost at each stage of the wafer manufacturing process.

●	We are taking steps to identify unit pricing variances between each stage of the wafer manufacturing process to ensure cost allocation amounts are appropriately reflected at both the unit and product family level.

●	We are providing additional training to our teams and updating procedures with our third-party Assembly Houses.

●	We hired additional qualified personnel during the year ended December 31, 2021, to assist management with its financial statement close process and provide oversight of our financial reporting and inventory costing processes.

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

Except with respect to the remediation actions described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2022 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, under the headings “Management,” “Proposal 1 - Election of Directors,” “Board Committees and Meetings,” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Party Transactions” and “Corporate Governance”, respectively, in our Proxy Statement.

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

3. Exhibits

EXHIBIT INDEX

†
		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	10/13/2016

3.1.1	Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	5/22/2019

3.1.2	Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	5/27/2020

3.2	Bylaws.	8-K	001-37900	3.2	5/22/2019

4.1	Form of Common Stock Certificate of the registrant.	S-1	333-213569	4.1	9/09/2016

4.2	Amended and Restated Warrant to Purchase Common Stock, dated as of August 5, 2019, between the registrant and Silicon Valley Bank.	10-Q	001-37900	4.2	11/07/2019

4.3	Warrant to Purchase Common Stock, dated as of July 15, 2020, between the registrant and Silicon Valley Bank.	10-Q	001-37900	4.3	8/06/2020

4.4	Description of Common Stock.	10-K	001-37900	4.4	3/4/2021

10.1†	Form of Indemnity Agreement between the registrant and its directors and officers.	S-1	333-213569	10.1	9/09/2016

10.2†	2008 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1/A	333-213569	10.2	9/26/2016

10.3†	Amended and Restated 2016 Equity Incentive Plan.	8-K	001-37900	10.1	5/22/2018

10.3.1†	First Amendment to the Amended and Restated 2016 Equity Incentive Plan.	8-K	001-37900	10.1	5/25/2021

10.4†	Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise used with the 2016 Equity Incentive Plan.	S-1/A	333-213569	10.3	9/26/2016

10.5†	Form of Restricted Stock Unit Award Agreement under the 2016 Equity Incentive Plan.	10-Q	001-37900	10.3	11/13/2017

10.6†	2016 Employee Stock Purchase Plan.	S-1/A	333-213569	10.4	9/26/2016

10.7	Lease, dated as of June 6, 2008, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.5	9/09/2016

10.7.1	Amendment No. 1 to Lease, dated as of February 2, 2009, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.6	9/09/2016

10.7.2	Amendment No. 2 to Lease, dated as of February 18, 2010, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.7	9/09/2016

10.7.3	Amendment No. 3 to Lease, dated as of July 20, 2011, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.8	9/09/2016

10.7.4	Amendment No. 4 to Lease, dated as of June, 2014 by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.9	9/09/2016

10.7.5	Amendment No. 5 to Lease, dated as of March 22, 2017 by and between the registrant and Freescale Semiconductor, Inc.	8-K	001-37900	10.1	3/28/2017

10.7.6	Amendment No. 6 to Lease, dated as of October 31, 2017 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-K	001-37900	10.40	3/15/2018

10.7.7	Amendment No. 7 to Lease, effective as of June 30, 2018 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-Q	001-37900	10.1	11/14/2018

10.7.8	Amendment No. 8 to Lease, effective as of November 30, 2019 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-K	001-37900	10.15	3/13/2020

10.7.9	Amendment No. 9 to Lease, effective as of March 31, 2020 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-Q	001-37900	10.2	8/06/2020

10.8	Amended and Restated Loan and Security Agreement, dated as of August 5, 2019, between the registrant and Silicon Valley Bank.	10-Q	001-37900	10.1	11/7/2019

10.8.1	First Amendment to Amended and Restated Loan and Security Agreement, dated as of July 15, 2020, by and between the registrant and Silicon Valley Bank.	10-Q	001-37900	10.3	8/06/2020

10.8.2	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of July 28, 2021, by and between the registrant and Silicon Valley Bank.	10-Q	001-37900	10.5	8/12/2021

10.9	Commercial Industrial Lease Agreement, dated as of May 18, 2012 by and between the registrant and Principal Life Insurance Company.	S-1	333-213569	10.17	9/09/2016

10.9.1	Amendment No. 1 to Commercial Industrial Lease Agreement, dated August 12, 2016 by and between the registrant and Legacy Stonelake JV-T, LLC, successor in interest to Principal Life Insurance Company.	S-1	333-213569	10.22	9/09/2016

10.10	Sublease Agreement, dated January 31, 2017 by and between the registrant and NXP USA, Inc. and Consent to of Landlord to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001-37900	10.1	3/28/2017

10.10.1	First Amendment to Sublease Agreement, dated February 13, 2017, by and between the registrant and NXP USA, Inc. and Consent of Landlord to Amendment to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001-37900	10.2	3/28/2017

10.10.2	Second Amendment to Sublease Agreement dated March 2, 2017 by and between the registrant and NXP USA, Inc. and Consent of Landlord to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001-37900	10.3	3/28/2017

10.10.3	Third Amendment to Sublease Agreement, dated October 17, 2017 by and between the registrant and NXP USA, Inc. and Consent of Landlord to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	10-K	001-37900	10.39	3/15/2018

10.11+	STT-MRAM Joint Development Agreement, dated as of October 17, 2014 by and between the registrant and GLOBALFOUNDRIES Inc.	S-1	333-213569	10.18	9/09/2016

10.11.1+	Amendment No. 1 to the STT-MRAM Joint Development Agreement, dated as of May 27, 2016 by and between the registrant and GLOBALFOUNDRIES Inc.	S-1	333-213569	10.19	9/09/2016

10.11.2++	Amendment No. 2 to the STT-MRAM Joint Development Agreement, effective as of July 25, 2017 by and between the registrant and GLOBALFOUNDRIES Inc.	10-K	001-37900	10.11.2	3/4/2021

10.11.3+	Amendment No. 3 to the STT-MRAM Joint Development Agreement, effective as of January 1, 2018 by and between the registrant and GLOBALFOUNDRIES Inc.	10-K	001-37900	10.27	3/15/2019

10.11.4++	Amendment No. 4 to the STT-MRAM Joint Development Agreement, effective as of December 31, 2019 by and between the registrant and GLOBALFOUNDRIES, Inc.	10-K	001-37900	10.11.4	3/4/2021

10.12+	Manufacturing Agreement, dated as of October 23, 2014 by and between the registrant and GLOBALFOUNDRIES Singapore Pte. Ltd.	S-1	333-213569	10.20	9/09/2016

10.13	Restricted Stock Purchase Agreement, dated as of October 21, 2014 by and between the registrant and GLOBALFOUNDRIES Inc.	S-1	333-213569	10.21	9/09/2016

10.14	Common Stock Purchase Agreement, dated as of September 23, 2016 by and between the registrant and GigaDevice (HK) Limited.	S-1/A	333-213569	10.23	9/26/2016

10.15†	Executive Employment Agreement, dated as of April 25, 2016 by and between the registrant and Dr. Jon Slaughter.	10-K	001-37900	10.25	3/29/2017

10.16†	Executive Employment Agreement, dated as of April 25, 2016 by and between the registrant and Jeff Winzeler.	10-Q	001-37900	10.2	5/8/2019

10.17†	Executive Employment Agreement, dated as of August 18, 2017 between the registrant and Kevin Conley.	8-K	001-37900	10.1	8/23/2017

10.18†	Offer Letter, dated as of March 6, 2019 by and between the registrant and Troy Winslow.	10-Q	001-37900	10.3	5/8/2019

10.19†	Offer Letter, dated as of July 10, 2019 by and between the registrant and Matthew Tenorio.	10-K	001-37900	10.35	3/13/2020

10.20†	Executive Severance and Change in Control Plan.	10-K	001-37900	10.36	3/13/2020

10.21†	Separation Agreement, dated January 8, 2020, by and between the registrant and Jeffrey Winzeler.	10-Q	001-37900	10.2	5/08/2020

10.22†	Separation Agreement, dated April 7, 2021, by and between the registrant and Daniel Berenbaum.	10-Q	001-37900	10.1	5/7/2021

10.23†	Separation Agreement and Release, dated December 22, 2020, by and between the registrant and Kevin Conley.	10-K	001-37900	10.25	3/4/2021

10.24†	Offer Letter, dated December 30, 2020, by and between the registrant and Darin Billerbeck.	10-K	001-37900	10.26	3/4/2021

10.25†	Executive Employment Agreement, effective as of April 3, 2021, between the registrant and Sanjeev Aggarwal	8-K	001-37900	10.1	7/22/2021

10.26†	Executive Employment Agreement, effective as of July 2, 2021, between the registrant and Anuj Aggarwal	8-K	001-37900	10.2	7/22/2021

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

(c) See Item 15(a)2 above.

Item 16. Form 10-K Summary

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chandler, Arizona, on March 9, 2022.

Everspin Technologies, Inc.

By:	/s/ Darin Billerbeck
Darin Billerbeck
Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anuj Aggarwal
Anuj Aggarwal
Chief Financial Officer
(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Darin Billerbeck and Anuj Aggarwal, and each of them, as his true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him and in his name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darin Billerbeck	Interim Chief Executive Officer, and Executive Chairman of the Board	March 9, 2022
Darin Billerbeck	(Principal Executive Officer)

/s/ Anuj Aggarwal	Chief Financial Officer	March 9, 2022
Anuj Aggarwal	(Principal Financial and Accounting Officer)

/s/ Lawrence G. Finch	Director	March 9, 2022
Lawrence G. Finch

/s/ Mike Gustafson	Director	March 9, 2022
Mike Gustafson

/s/ Geoff Ribar	Director	March 9, 2022
Geoff Ribar