Form 10-Q
period 2022-03-31
EVERSPIN TECHNOLOGIES INC
filed 2022-05-12
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-37900

Everspin Technologies, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	26-2640654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5670 W. Chandler Boulevard, Suite 130

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the Registrant’s Common Stock outstanding as of May 9, 2022, was 20,033,377.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$19,885	$21,409
Accounts receivable, net	10,240	8,193
Inventory	6,208	6,396
Prepaid expenses and other current assets	636	762
Total current assets	36,969	36,760
Property and equipment, net	959	973
Right-of-use assets	3,974	913
Other assets	769	734
Total assets	$42,671	$39,380

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,287	$1,776
Accrued liabilities	1,565	3,579
Deferred revenue	330	832
Current portion of long-term debt	3,377	3,370
Lease liabilities	942	724
Other liabilities	39	50
Total current liabilities	8,540	10,331
Long-term debt, net of current portion	954	1,529
Lease liabilities, net of current portion	2,897	68
Long-term income tax liability	214	214
Total liabilities	$12,605	$12,142
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 19,970,786 and 19,858,460 shares issued and outstanding as of March 31, 2022, and December 31, 2021	2	2
Additional paid-in capital	180,960	180,067
Accumulated deficit	(150,896)	(152,831)
Total stockholders’ equity	30,066	27,238
Total liabilities and stockholders’ equity	$42,671	$39,380

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Product sales	$12,671	$9,068
Licensing, royalty, patent, and other revenue	1,676	1,212
Total revenue	14,347	10,280
Cost of product sales	5,752	4,256
Cost of licensing, royalty, patent, and other revenue	272	39
Total cost of sales	6,024	4,295
Gross profit	8,323	5,985
Operating expenses:[1]
Research and development	2,436	2,439
General and administrative	2,729	2,843
Sales and marketing	1,134	987
Total operating expenses	6,299	6,269
Income (loss) from operations	2,024	(284)
Interest expense	(75)	(152)
Other expense, net	(14)	(15)
Net income (loss) before income taxes	1,935	(451)
Income tax expense	—	(9)
Net income (loss) and comprehensive income (loss)	$1,935	$(460)
Net income (loss) per common share:
Basic	$0.10	$(0.02)
Diluted	$0.09	$(0.02)
Weighted average shares of common stock outstanding:
Basic	19,896,654	19,092,367
Diluted	20,726,193	19,092,367

[1]Operating expenses include stock-based compensation as follows:
Research and development	$333	$181
General and administrative	371	485
Sales and marketing	120	77
Total stock-based compensation	$824	$743

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	19,858,460	$2	$180,067	$(152,831)	$27,238
Exercise of stock options	15,830	—	69	—	69
Issuance of common stock under stock incentive plans	96,496	—	—	—	—
Stock-based compensation expense	—	—	824	—	824
Net income	—	—	—	1,935	1,935
Balance at March 31, 2022	19,970,786	$2	$180,960	$(150,896)	$30,066

	Three Months Ended March 31, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	19,031,556	$2	$174,584	$(157,174)	$17,412
Exercise of stock options	54,077	—	144	—	144
Issuance of common stock under stock incentive plans	136,709	—	364	—	364
Stock-based compensation expense	—	—	743	—	743
Net loss	—	—	—	(460)	(460)
Balance at March 31, 2021	19,222,342	$2	$175,835	$(157,634)	$18,203

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$1,935	$(460)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	258	383
Stock-based compensation	824	743
Non-cash warrant revaluation	(11)	4
Non-cash interest expense	32	86
Changes in operating assets and liabilities:
Accounts receivable	(2,047)	(2,708)
Inventory	188	363
Prepaid expenses and other current assets	126	62
Right-of-use assets	(3,061)	343
Other assets	(13)	—
Accounts payable	267	(63)
Accrued liabilities	(2,014)	280
Deferred revenue	(502)	3,000
Lease liabilities	3,047	(382)
Net cash (used in) provided by operating activities	(971)	1,651
Cash flows from investing activities
Purchases of property and equipment	(22)	(309)
Net cash used in investing activities	(22)	(309)
Cash flows from financing activities
Payments on long-term debt	(600)	(600)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	69	144
Net cash used in financing activities	(531)	(456)
Net (decrease) increase in cash and cash equivalents	(1,524)	886
Cash and cash equivalents at beginning of period	21,409	14,599
Cash and cash equivalents at end of period	$19,885	$15,485
Supplementary cash flow information:
Interest paid	$43	$66
Operating cash flows paid for operating leases	$318	$413
Financing cash flows paid for finance leases	$2	$—
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$3,350	$—
Right-of-use assets obtained in exchange for finance lease liabilities	$36	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$257	$—
Bonus settled in shares of common stock	$—	$364

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Notes to Unaudited Condensed Financial Statements

1. Organization and Nature of Business

Everspin Technologies, Inc. (the Company) was incorporated in Delaware on May 16, 2008. The Company’s magnetoresistive random-access memory (MRAM) solutions offer the persistence of non-volatile memory with the speed and endurance of random-access memory (RAM) and enable the protection of mission critical data particularly in the event of power interruption or failure. The Company’s MRAM solutions allow its customers in key markets, such as industrial, medical, automotive/transportation, aerospace and data center markets to design high performance, power efficient and reliable systems without the need for bulky batteries or capacitors.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2021, has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC.

The Company believes that its existing cash and cash equivalents as of March 31, 2022, coupled with its anticipated growth and sales levels and availability under its credit facility, will be sufficient to meet its anticipated cash requirements for at least the next 12 months from the financial statement issuance date. The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. The Company may be required at some point in the future to seek additional equity or debt financing, to sustain operations beyond that point, and such additional financing may not be available on acceptable terms or at all. If the Company is unable to raise additional capital or generate sufficient cash from operations to adequately fund its operations, it will need to curtail planned activities to reduce costs. Doing so will likely harm its ability to execute on its business plan.

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

Accounts receivable, net

The Company establishes an allowance for product returns. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of sales returns. Returns are processed as credits on future purchases and, as a result, the allowance is recorded against the balance of trade accounts receivable. In addition, the Company, from time to time, may establish an allowance for estimated price adjustments related to its distributor agreements. The Company estimates credits to distributors based on the historical rate of credits provided to distributors relative to sales and evaluation of current market conditions.

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Trade accounts receivable	$9,798	$8,140
Unbilled accounts receivable	968	450
Other receivables	51	—
Allowance for product returns and price adjustments	(577)	(397)
Accounts receivable, net	$10,240	$8,193

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

	Revenue		Accounts Receivable, net
	Three Months Ended		As of
	March 31,		March 31,	December 31,
Customers	2022	2021	2022	2021
Customer A	*	*	13%	*
Customer B	18%	27%	46%	54%
Customer C	13%	*	*	*
*	Less than 10%

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

As of March 31, 2022, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments consist of Level 1 assets and a Level 3 liability. Level 1 assets consist of highly liquid money market funds that are included in cash equivalents. The Company’s Level 3 liability consists of warrants issued in connection with the Company’s current credit facility (Note 6).

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,898	$—	$—	$19,898
Total assets measured at fair value	$19,898	$—	$—	$19,898

Liabilities:
Warrant liability	$—	$—	$39	$39
Total liabilities measured at fair value	$—	$—	$39	$39

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$21,508	$—	$—	$21,508
Total assets measured at fair value	$21,508	$—	$—	$21,508

Liabilities:
Warrant liability	$—	$—	$50	$50
Total liabilities measured at fair value	$—	$—	$50	$50

Recently Issued Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. As the Company is a smaller reporting company, ASU 2016-13 is effective for the Company’s annual reporting periods, and interim periods within those years, beginning after December 15, 2022, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In April 2019, the FASB issued ASU 2019-04, Codification Improvements Financial Instruments-Credit Losses (Topic 326). ASU 2019-04 provides narrow-scope amendments to help apply ASU 2016-13, and is effective with the adoption of ASU 2016-13. The Company is evaluating the impact of the adoption of ASU 2016-13 and ASU 2019-04 on its financial statements.

We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.

3. Revenue

The Company sells products to its distributors and OEMs. The Company also recognized revenue under licensing, patent, and royalty agreements with some customers.

The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Three Months Ended March 31,
	2022	2021
Distributor	$10,794	$7,866
Non-distributor	3,553	2,414
Total revenue	$14,347	$10,280

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended March 31,
	2022	2021
Point in time	$13,646	$10,034
Over time	701	246
Total revenue	$14,347	$10,280

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended March 31,
	2022	2021
Product sales	$12,671	$9,068
Licensing	575	—
Royalties	400	966
Other revenue	701	246
Total revenue	$14,347	$10,280

The Company recognizes revenue in three primary geographic regions: Asia-Pacific (APAC); North America; and Europe, Middle East and Africa (EMEA). The Company recognizes revenue by geography based on the region in which the products are sold, and not to where the end products in which they are assembled are shipped. The Company’s revenue by region for the periods indicated was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
APAC	$9,234	$7,158
North America	3,105	1,740
EMEA	2,008	1,382
Total revenue	$14,347	$10,280

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$360	$464
Work-in-process	4,499	4,620
Finished goods	1,349	1,312
Total inventory	$6,208	$6,396

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Payroll-related expenses	$859	$2,845
Inventory	314	177
Other	392	557
Total accrued liabilities	$1,565	$3,579

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

As of March 31, 2022, the Company has billed $4.2 million for the performance under the contractual agreements. Under the input method of recognition, the Company has recognized $0.6 million in revenue for the three-months ended March 31, 2022, and $3.9 million in revenue since inception of the contractual agreement.  As a result, the Company has recorded $0.3 million in deferred revenue as of March 31, 2022. The Company expects to recognize the remaining $2.6 million of the transaction price as services are performed throughout the contractual period and performance is expected to be complete in the year ended December 31, 2024.

5. Leases

Operating leases consist primarily of office space expiring at various dates through 2029. Finance leases relate to a server lease expiring in January 2025. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The undiscounted future non-cancellable lease payments under the Company’s operating and finance leases were as follows (in thousands):

As of March 31, 2022	Amount
2022	$871
2023	653
2024	600
2025	605
2026	620
Thereafter	1,002
Total lease payments	4,351
Less: imputed interest	(512)
Total lease liabilities	3,839
Less: current portion of lease liabilities	(942)
Total lease liabilities, net of current portion	$2,897

Other information related to the Company’s operating lease liabilities was as follows:

	March 31,	December 31,
	2022	2021
Weighted-average remaining lease term (years)	4.52	1.08
Weighted-average discount rate	4.73%	6.00%

Other information related to the Company’s finance lease liabilities was as follows:

	March 31,	December 31,
	2022	2021
Weighted-average remaining lease term (years)	2.84	—
Weighted-average discount rate	4.50%	—%

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

The amended Line of Credit allows for a maximum draw of $5.0 million, subject to a formula borrowing base, and bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 4.75%. As of March 31, 2022, the interest rate was 5.00%. The Line of Credit required a commitment fee of 1.6% of the maximum availability of the Line of Credit, which was paid in August 2019 upon closing, and was accounted for as a debt discount. The Line of Credit also provides for a termination fee equal to 1% of the maximum availability under the Line of Credit, which is due in case of a termination of the Line of Credit prior to the scheduled maturity date, and an unused facility fee equal to 0.125% per annum of the average unused portion of the Line of Credit, which is expensed as incurred. Currently, $4.0 million remains available under the Line of Credit, subject to borrowing base availability. As of March 31, 2022, the effective interest rate under the Line of Credit was 10.18% and the outstanding balance was $1.0 million. The Line of Credit was set to mature on August 5, 2021. The second amendment, entered into on July 28, 2021, extended the maturity date of the Line of Credit to August 5, 2022.

The amended 2019 Term Loan provides for a $6.0 million term loan. The 2019 Term Loan has a term of 46 months, and a 16-month interest-only period followed by 30 months of equal principal payments, plus accrued interest. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 3.75%. As of March 31, 2022, the interest rate was 3.75%. A final payment of 7% of the original principal amount of the 2019 Term Loan must be made when the 2019 Term Loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment, which is accounted for as a debt discount, is being accreted using the effective interest method. The 2019 Term Loan has a prepayment fee equal to 2% of the total commitment, which is due only if the 2019 Term Loan is prepaid prior to the scheduled maturity date for any reason. As of March 31, 2022, the effective interest rate under the 2019 Term Loan was 7.85% and the outstanding balance was $3.4 million. The 2019 Term Loan matures on June 1, 2023.

In conjunction with entering into the 2019 Credit Facility, on August 5, 2019, the Company and SVB amended and restated the warrant issued to SVB in connection with the first amendment to the 2017 Credit Facility, which was a warrant to purchase 9,375 shares of the Company’s common stock at an exercise price of $8.91 per share, to add an option by SVB to put the warrant back to the Company for $50,000 upon expiration or a liquidity event, to be prorated if SVB exercises a portion of the warrant. The warrant expires on July 6, 2023. The warrant is classified as a liability and recorded at fair value within other liabilities in the Company’s condensed balance sheet. Due to the put right, the warrant is subject to fair value remeasurement at each subsequent reporting date until the exercise or expiration of the warrant. Any resulting change in the fair value of the warrant will be recorded as other (expense) income, net in the Company’s statements of operations and comprehensive income (loss). The Company recognized other income of $11,000 and other expense of $4,000 for the three months ended March 31, 2022 and 2021, respectively, related to the change in fair value of the warrant within other expense, net in the statements of operations and comprehensive income (loss).

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

Collateral for the 2019 Credit Facility includes all of the Company’s assets except for intellectual property. The Company is required to comply with certain covenants under the 2019 Credit Facility, including requirements to maintain a minimum cash balance and availability under the Line of Credit, and restrictions on certain actions without the consent of the lender, such as limitations on its ability to engage in mergers or acquisitions, sell assets, incur indebtedness, or grant liens or negative pledges on its assets, make loans or make other investments. Under these covenants, the Company is prohibited from paying cash dividends with respect to its capital stock. The Company was in compliance with all covenants as of March 31, 2022. The 2019 Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on the Company’s business, operations, or condition, or on the Company’s ability to perform its obligations under the 2019 Term Loan. As of March 31, 2022, management does not believe that it is probable that the clause will be triggered within the next 12 months, and therefore the 2019 Term Loan is classified as long-term debt.

The amortization of the debt issuance costs and accretion of the debt discount is included in interest expense within the statements of operations and comprehensive income (loss) and included in non-cash interest expense within the statement of cash flows.

The carrying value of the Company’s 2019 Credit Facility at March 31, 2022, was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$3,400	$1,020	$4,420
Unamortized debt discounts	(23)	(66)	(89)
Net carrying value	$3,377	$954	$4,331

The carrying value of the Company’s 2019 Credit Facility as of December 31, 2021 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$3,400	$1,620	$5,020
Unamortized debt discounts	(30)	(91)	(121)
Net carrying value	$3,370	$1,529	$4,899

The table below includes the principal repayments due under the 2019 Credit Facility (in thousands):

Principal Repayment as of March 31, 2022
2022	3,400
2023	1,020
Total principal repayments	$4,420

Of

7. Stock-Based Compensation

Summary of Stock Option Activity

The following table summarizes the stock option and award activity for the three months ended March 31, 2022:

		Options Outstanding
			Weighted-	Weighted-
	Options and		Average	Average	Aggregate
	Awards		Exercise	Remaining	Intrinsic
	Available for	Number of	Price Per	Contractual	Value
	Grant	Options	Share	Life (years)	(In thousands)
Balance—December 31, 2021	1,038,956	1,783,298	$5.21	8.0	$10,891
Authorized	595,753
RSUs granted	(330,832)
RSUs cancelled/forfeited	5,951	—
Options granted	(488,744)	488,744	$8.17
Options exercised	—	(15,830)	$4.40		$927
Options cancelled/forfeited	48,015	(70,341)	$6.40
Balance—March 31, 2022	869,099	2,185,871	$5.84	8.5	$6,337
Options exercisable—March 31, 2022		727,933	$5.59	7.1	$2,329

The total grant date fair value of options vested was $966,000 and $312,000 during the three months ended March 31, 2022 and 2021, respectively.

The weighted-average grant date fair value of options granted was $5.41 and $3.53 per share during the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, of the 70,341 options cancelled/forfeited during the three months ended March 31, 2022, 22,326 of the options relate to a prior stock-based compensation plan that are no longer available for grant under the current stock-based compensation plan.

2016 Employee Stock Purchase Plan

In January 2022, there was an increase of 198,584 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP) pursuant to the terms of the ESPP. The Company had 851,358 shares available for future issuance under the Company’s ESPP as of March 31, 2022. Employees did not purchase any shares during the three months ended March 31, 2022 and 2021.

Restricted Stock Units

The following table summarizes restricted stock units (RSUs) activity for the three months ended March 31, 2022:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2021	384,307	$5.00
Granted	330,832	$8.17
Vested	(96,496)	$4.92
Cancelled/forfeited	(5,951)	$5.47
Balance—March 31, 2022	612,692	$6.72

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of March 31, 2022, there was $3.6 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.6 years.

Stock-based Compensation Expense

As of March 31, 2022, there was $3.2 million of total unrecognized stock-based compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 3.0 years.

8. Significant Agreements

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

Silterra Malaysia Sdn. Bhd. Joint Collaboration Agreement

In September 2018, the Company entered into a Joint Collaboration Agreement (JCA) with Silterra Malaysia Sdn. Bhd., and another third party. The JCA will create additional manufacturing capacity for the Company’s Toggle MRAM products. The Company had previously anticipated initial production starting in 2020. However, as a result of recent delays, the Company now anticipates initial production to start some time in 2022. Under the JCA, the Company is required to pay non-recurring engineering costs of $1.0 million. As of September 30, 2021, the Company had paid $600,000 of these JCA costs. On October 23, 2021, the Company executed a termination of the JCA. As a result, the Company does not expect to incur additional JCA costs for the remainder of 2022.

9. Net Income (Loss) Per Common Share

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

The following tables set forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share amounts):

Basic EPS

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$1,935	$(460)
Denominator:
Weighted-average shares of common stock outstanding, basic	19,896,654	19,092,367
Net income (loss) per common share, basic	$0.10	$(0.02)

Diluted EPS

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$1,935	$(460)
Less: warrant liability fair value gain recognized	(11)	—
Net income (loss) attributable to common stockholders, diluted	$1,924	$(460)
Denominator:
Weighted-average shares of common stock outstanding, basic	19,896,654	19,092,367
Effect of dilutive securities	829,539	—
Weighted-average shares of common stock outstanding, diluted	20,726,193	19,092,367
Net income (loss) per common share, diluted	$0.09	$(0.02)

The following outstanding shares of potentially dilutive securities have been excluded from diluted net income (loss) per common share for the periods presented, because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	197,131	2,121,896
RSUs	66,166	485,012
Common stock warrants	18,461	49,336
Total	281,758	2,656,244

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes included in Part I, Item 1 of this report and with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2021.

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to, among other things, our industry, business, future plans, strategies, objectives, expectations, intentions and financial performance, as well as anticipated impacts from, and our responses to, the COVID-19 pandemic and our expectations regarding current supply constraints, and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission (SEC). Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

	Three Months Ended March 31,
	2022	2021
Adjusted EBITDA reconciliation:
Net income (loss)	$1,935	$(460)
Depreciation and amortization	258	383
Stock-based compensation expense	824	743
Interest expense	75	152
Adjusted EBITDA	$3,092	$818

Effect of the COVID-19 Pandemic on our Business

The COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” total lock-down orders, business limitations or shutdowns and similar orders. More recently, new variants of COVID-19, such as the Omicron variant and its subvariants, that are significantly more contagious than previous strains have emerged. The spread of these new strains have caused many government authorities and businesses to reimplement the aforementioned measures to try to reduce the spread that had become less prevalent. While some of these restrictions have begun to be lifted, the lingering impact of the COVID pandemic continues to create significant volatility throughout the global economy, including supply chain constraints, labor supply issues and higher inflation. Accordingly, it is unclear at this point the full impact COVID-19 and its variants will have on the global economy and on our Company.

Overall, our business remains operational in the midst of the pandemic. However, as a result of the ongoing COVID-19 pandemic and the related responses from government authorities, our business, results of operations and financial condition have been, and continue to be, adversely impacted. For example, we have experienced electronics supply chain and demand disruptions from extended factory shutdowns, particularly in some Asian countries, which created unusual order patterns, and subsequently slowed Toggle MRAM demand, particularly from our industrial customers. We continue to see an impact as reflected in reduced demand from some customers and distributors. While we are working closely with our manufacturing partners and suppliers to support demand for our products, the full impact on our demand from customers remains unknown. Management is thus planning for a broad range of possible demand outcomes in an effort to ensure the success of our business under a variety of end market conditions.

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

The recent prospect of lockdowns in China, emergence of new variants of COVID-19, and the prevalence of breakthrough cases of infection among fully vaccinated people adds additional uncertainty and could result in further impacts to our business and operations, including those discussed above and in “Risk Factors” in Part II, Item 1A of this report.

We will continue to monitor the situation and take additional actions as warranted. These actions may include further altering our operations in order to protect the best interests of our employees, customers and suppliers, and to comply with government requirements, while also planning and executing our business to best support our customers, suppliers, and partners.

The ultimate extent of the impact of the COVID-19 pandemic on our business, results of operations and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the emergence and severity of its variants, the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to use them, general economic factors, such as increased inflation; supply chain restraints; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume. Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. See “Risk Factors” in Part II, Item 1A of this report for additional risks we face due to the COVID-19 pandemic.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021	2022	2021
	(In thousands)		(As a percentage of revenue)
Product sales	$12,671	$9,068	88%	88%
Licensing, royalty, patent, and other revenue	1,676	1,212	12	12
Total revenue	14,347	10,280	100	100
Cost of product sales	5,752	4,256	40	41
Cost of licensing, royalty, patent, and other revenue	272	39	2	1
Total cost of sales	6,024	4,295	42	42
Gross profit	8,323	5,985	58	58
Operating expenses:
Research and development	2,436	2,439	17	24
General and administrative	2,729	2,843	19	28
Sales and marketing	1,134	987	8	10
Total operating expenses	6,299	6,269	44	62
Income (loss) from operations	2,024	(284)	14	(4)
Interest expense	(75)	(152)	(1)	(2)
Other expense, net	(14)	(15)	—	—
Net income (loss) before income taxes	1,935	(451)	13	(4)
Income tax expense	—	(9)	—	—
Net income (loss) and comprehensive income (loss)	$1,935	$(460)	13%	(4)%

Comparison of the three months ended March 31, 2022 and 2021

Revenue

We generated 75% and 77% of our revenue from products sold through distributors for the three months ended March 31, 2022 and 2021, respectively.

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

	Three Months Ended March 31,
	2022	2021
APAC	$9,234	$7,158
North America	3,105	1,740
EMEA	2,008	1,382
Total revenue	$14,347	$10,280

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	%

	(Dollars in thousands)
Product sales	$12,671	$9,068	$3,603	39.7%
Licensing, royalty, patent, and other revenue	1,676	1,212	464	38.3%
Total revenue	$14,347	$10,280	$4,067	39.6%

Total revenue increased by $4.1 million, or 39.6%, from $10.3 million during the three months ended March 31, 2021 to $14.3 million during the three months ended March 31, 2022. The increase was primarily due to an increase of product sales by $3.6 million, or 39.7%, from $9.1 million to $12.7 million driven by a higher volume of units produced and sold, along with average sales price increases to offset supplier price increases.

Licensing, royalty, patent, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Our best estimate of royalty revenue earned is made through the year, with an annual adjustment recognized for actual sales in the first quarter of each fiscal year. Licensing, royalty, patent, and other revenue increased by $0.5 million, or 38.3%, from $1.2 million during the three months ended March 31, 2021 to $1.7 million during the three months ended March 31, 2022. The increase was driven by an increase in licensing revenues from a contractual agreement with a customer for the development of a RAD-Hard product, consisting of a technology license, a design license agreement, and development contract that was entered into in the second quarter of 2021.

Cost of Sales and Gross Margin

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	%

	(Dollars in thousands)
Cost of product sales	$5,752	$4,256	$1,496	35.2%
Cost of licensing, royalty, patent, and other revenue	272	39	233	597.4%
Total cost of sales	$6,024	$4,295	$1,729	40.3%
Gross margin	58.0%	58.2%

Cost of product sales increased by $1.5 million, or 35.2%, from $4.3 million during the three months ended March 31, 2021, to $5.8 million during the three months ended March 31, 2022. The increase was due to an increase in product sales, along with price increases from suppliers.

Cost of licensing, royalty, patent, and other revenue increased by $233,000 from $39,000 during the three months ended March 31, 2021, to $272,000 during the three months ended March 31, 2022. The increase was primarily due to increases in foundry and licensing activities.

Gross margin decreased from 58.2% during the three months ended March 31, 2021, to 58.0% during the three months ended March 31, 2022. The decrease in gross margin was primarily due to price increases from suppliers. We continually look for alternative uses for previously reserved inventory and in certain instances we may receive discounted wafers based on product yields, which could impact individual product margin.

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

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Research and development	$2,436	$2,439	$(3)	(0.1)%
Research and development as a % of revenue	17%	24%

Research and development expenses remained relatively consistent during the three months ended March 31, 2021, and March 31, 2022.

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
General and administrative	$2,729	$2,843	$(114)	(4.0)%
General and administrative as a % of revenue	19%	28%

General and Administrative Expenses. General and administrative expenses decreased by $0.1 million, or 4.0%, from $2.8 million during the three months ended March 31, 2021, to $2.7 million during the three months ended March 31, 2022. The decrease is primarily due to decreased employee-related costs.

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Sales and marketing	$1,134	$987	$147	14.9%
Sales and marketing as a % of revenue	8%	10%

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.1 million, or 14.9%, from $1.0 million during the three months ended March 31, 2021, to $1.1 million during the three months ended March 31, 2022. The increase was primarily due to an increase in variable compensation.

Interest Expense

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	%

	(Dollars in thousands)
Interest expense	$75	$152	$(77)	(50.7)%

Interest expense decreased by $77,000, or 50.7%, from $152,000 during the three months ended March 31, 2021, to $75,000 during the three months ended March 31, 2022. The decrease was due to lower outstanding balances under the credit facility during the three months ended March 31, 2022, resulting in less interest incurred.

Other Expense, Net

	Three Months Ended
	March 31,		Change
	2022	2021	Amount	%

	(Dollars in thousands)
Other expense, net	$(14)	$(15)	$1	(6.7)%

Other expense, net remained relatively consistent during the three months ended March 31, 2021, and March 31, 2022.

Liquidity and Capital Resources

We have generated significant losses since our inception and had an accumulated deficit of $150.9 million as of March 31, 2022, compared to $152.8 million as of December 31, 2021. We have historically financed our operations primarily through the sale of our common stock in our initial public offering (IPO) and follow-on public offering, sales of our common stock under our at-the-market (ATM) program (which was terminated in November 2020), sales of our redeemable convertible preferred stock, debt financing and the sale of our products. As of March 31, 2022, we had $19.9 million of cash and cash equivalents, compared to $21.4 million as of December 31, 2021.

We believe that our existing cash and cash equivalents as of March 31, 2022, coupled with the amount available under our credit facility and our anticipated growth and sales levels, will be sufficient to meet our anticipated cash requirements for the next twelve months and beyond. Our future capital requirements will depend on many factors, including, among other things, our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products.

For additional information about the 2019 Credit Facility, see Note 6 to our condensed financial statements in Part I, Item 1 of this report.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Cash (used in) provided by operating activities	$(971)	$1,651
Cash used in investing activities	(22)	(309)
Cash used in financing activities	(531)	(456)

Cash Flows From Operating Activities

During the three months ended March 31, 2022, cash used in operating activities was $1.0 million, which consisted of net income of $1.9 million, cash provided by non-cash charges of $1.1 million and changes of net operating assets and liabilities of $4.0 million. The non-cash charges primarily consisted of stock-based compensation of $0.8 million, and depreciation and amortization of $0.3 million. The use of cash due to the change in our net operating assets and liabilities was primarily due to an increase in accounts receivable of $2.0 million due to timing of cash receipts for outstanding balances, a decrease in accrued liabilities of $2.0 million primarily due to variable compensation costs, profit sharing, and a decrease in deferred revenue of $0.5 million. These uses were partially offset by an increase in accounts payable of $0.3 million, a decrease in prepaid expenses and other current assets of $0.1 million, and a decrease of inventory of $0.2 million.

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

Cash Flows From Investing Activities

Cash used in investing activities during the three months ended March 31, 2022, was $22,000 for the purchase of manufacturing equipment.

Cash used in investing activities during the three months ended March 31, 2021, was $0.3 million for the purchase of manufacturing and computer equipment.

Cash Flows From Financing Activities

Cash used in financing activities during both the three months ended March 31, 2022, and 2021, was $0.5 million, consisting mainly of $0.6 million of payments of term loan installments offset by $0.1 million in proceeds from the exercise of employee stock options.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Critical Accounting Policies and Significant Judgements and Estimates

Our condensed financial statements have been prepared in accordance with GAAP. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. We base our estimates on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022, that have had a material impact on our condensed financial statements and related notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2022, the end of the period covered by this quarterly report on Form 10-Q.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022, based on the material weakness discussed below.

Material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our audited annual financial statements for the year ended December 31, 2021, we determined our controls around inventory, including unit level cost allocations and communication protocols between operations and accounting were not sufficiently designed to prevent and detect a material misstatement. We have established a plan to remediate this material weakness outlined below.

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

Except with respect to the remediation actions described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

We are subject to a variety of risks and uncertainties, including risks related to our financial condition and our indebtedness, risks related to our business and our industry, risks related to our intellectual property and technology, risks related to regulatory matters and compliance, risks related to our common stock and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:

●	We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities.
●	We have a history of losses and we cannot be certain that we will sustain profitability.
●	Provisions of our credit facility may restrict our ability to pursue our business strategies.
●	The ongoing COVID-19 global pandemic has adversely affected, and is expected to continue to adversely affect, our business, results of operations and financial condition. The widespread outbreak of any other illnesses or communicable diseases could also adversely affect our business, results of operations and financial condition.
●	The limited history of STT-MRAM adoption makes it difficult to evaluate our current business and future prospects.
●	We may be unable to match production with customer demand for a variety of reasons including our inability to accurately forecast customer demand or the capacity constraints of our suppliers, which could adversely affect our operating results.
●	As we expand into new potential markets, we expect to face intense competition, including from our customers and potential customers, and may not be able to compete effectively, which could harm our business.
●	We rely on third parties to distribute, manufacture, package, assemble and test our products, which exposes us to a number of risks, including reduced control over manufacturing and delivery timing and potential exposure to price fluctuations, which could result in a loss of revenue or reduced profitability.
●	Disruptions in our supply chain and increased costs of components used in our products may adversely impact our business, results of operations and financial condition, including our ability to fulfill customer demand.
●	Our joint development agreement and strategic relationships involve numerous risks.
●	The market for semiconductor memory products is characterized by declines in average selling prices, which we expect to continue, and which could negatively affect our revenue and margins.
●	We must continuously develop new and enhanced products, and if we are unable to successfully market our new and enhanced products for which we incur significant expenses to develop, our results of operations and financial condition will be materially adversely affected.

●	Our success and future revenue depend on our ability to secure design wins and on our customers’ ability to successfully sell the products that incorporate our solutions. Securing design wins is a lengthy, expensive, and competitive process, and may not result in actual orders and sales, which could cause our revenue to decline.
●	The loss of one or several of our customers or reduced orders or pricing from existing customers may have a significant adverse effect on our operations and financial results.
●	We face competition and expect competition to increase in the future. If we fail to compete effectively, our revenue growth and results of operations will be materially and adversely affected.
●	Our costs may increase substantially if we or our third-party manufacturing contractors do not achieve satisfactory product yields or quality.
●	The complexity of our products may lead to defects, which could negatively impact our reputation with customers and result in liability.
●	We may experience difficulties in transitioning to new wafer fabrication process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.
●	Changes to industry standards and technical requirements relevant to our products and markets could adversely affect our business, results of operations and prospects.
●	Our success depends on our ability to attract and retain key employees, and our failure to do so could harm our ability to grow our business and execute our business strategies.
●	We currently maintain, and are seeking to expand, operations outside of the United States which exposes us to significant risks.
●	We may not successfully manage the transitions associated with certain of our executive officers, which could have an adverse impact on us.

For a more complete discussion of the material risk factors applicable to us, see below.

Risk Factors Related to Our Financial Condition and Our Indebtedness

We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities.

Our total revenue was approximately $14.3 million for the three months ended March 31, 2022, and $55.1 million for the year ended December 31, 2021. As of March 31, 2022, we had cash and cash equivalents of approximately $19.9 million. Based on our current operating plan, we believe our existing cash and cash equivalents, coupled with availability under our credit facility and our anticipated growth and sales levels, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our existing capital may be insufficient to meet our long-term requirements. We have no committed sources of funding other than our revolving line of credit facility and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. If adequate funding is not available when needed, we may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

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

Although we also generated net income of $4.3 million for the year ended December 31, 2021, and net income of $2.0 million for the three months ended March 31, 2022, we have historically incurred net losses since our inception. As of March 31, 2022, we had an accumulated deficit of $150.9 million. While our products offer unique benefits over other industry memory technologies, the rate of adoption of our products and our ability to capture market share from legacy technologies is uncertain. Our revenue may also be adversely impacted by a number of other possible reasons, many of which are outside our control, including business conditions that adversely affect the semiconductor memory industry resulting in a decline in end market demand for our products, adverse impacts resulting from the COVID-19 pandemic, increased competition, ongoing supply chain constraints, or our failure to capitalize on growth opportunities. We also rely on achieving specific cost reduction targets that have uncertainty in their timing and magnitude. We may also incur unforeseen expenses in the ongoing operation of our business that cause us to exceed our operational spending plan. As a result, our ability to generate sufficient revenue growth and/or controlling expenses to transition to profitability and generate consistent positive cash flows is uncertain.

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

We could be negatively impacted by the widespread outbreak of an illness, any other communicable disease or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In late 2019, there was an outbreak of a new strain of coronavirus, COVID-19, which has since spread globally. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” total lock-down orders, business limitations or shutdowns and similar orders. More recently, new variants of COVID-19, that are significantly more contagious than previous strains, have emerged. The spread of these new strains have caused many government authorities and businesses to reimplement the aforementioned measures to try to reduce the spread that had become less prevalent. While some of these restrictions have begun to be lifted, the lingering impact of the COVID-19 pandemic continues to create significant volatility throughout the global economy, including supply chain constraints, labor supply issues and higher inflation. Accordingly, it is unclear at this point the full impact COVID-19 and its variants will have on the global economy and on our Company.

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

The emergence of different variants of COVID-19, recent outbreak in China, and the prevalence of breakthrough cases of infection among fully vaccinated people adds additional uncertainty and could result in further impacts to our business and operations, including those discussed above.

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

Disruptions in our supply chain and increased cost of components used in our products may adversely impact our business, results of operations and financial condition, including our ability to fulfill customer demand.

If we fail to procure sufficient components used in our products, we may be unable to deliver our products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We would likely experience significant delays or cessation in producing some of our products if a labor strike, natural disaster, public health crisis, geopolitical event, or other supply disruption were to occur, including as a result of the COVID-19 pandemic or the recent military conflict in Ukraine, at any of our main suppliers.

Further, the upturn in the semiconductor industry has stretched the supply chain, and we are subject to supply shortages, as well as higher costs as suppliers opportunistically raise prices. For example, there is currently a worldwide shortage of semiconductor, memory and other electronic components affecting many industries. Our products are dependent on some of these electronic components. A continued shortage of electronic components may impact us significantly and could cause us to experience extended lead times and increased prices from our suppliers, which could be significant. Extended lead times and decreased availability of key components could result in a significant disruption to our production schedule, all of which would have an adverse effect on our business, results of operations and financial condition. Additionally, the recent military conflict in Ukraine creates additional uncertainty and risks relating to our supply chain and the cost of components. See “—General Risk Factors—Unfavorable economic, market and geopolitical conditions, domestically and internationally, may adversely affect our business, financial condition, results of operations and cash flows” for additional information.

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

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our four largest end customers together accounted for 34% of our total revenue for the three months ended March 31, 2022, and one of these customers accounted for more than 10% of our revenue during that period. Our four largest end customers together accounted for 47% of our total revenue for the year ended December 31, 2021, and one of these customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition, and cash flows.

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

The success of our business depends, in large part, on our ability to operate successfully from geographically disparate locations and to further expand our international operations and sales. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those we face in the United States. We cannot be sure that further international expansion will be successful. In addition, we face risks in doing business internationally that could expose us to reduced demand for our products, lower prices for our products or other adverse effects on our operating results. The success and profitability, as well as the expansion, of our international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as the following:

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

● terrorism and acts of war, such as the recent military conflict in Ukraine, which could have a negative impact on sales throughout Europe and Asia

Our failure to manage any of these risks successfully could harm our operations and reduce our revenue.

We may not successfully manage the transitions associated with certain of our executive officers, which could have an adverse impact on us.

In December 2020, Kevin Conley notified our board of directors of his decision to resign as President and Chief Executive Officer of the Company. In connection with Mr. Conley’s resignation, our board of directors appointed Darin Billerbeck to serve as Interim Chief Executive Officer of the Company until a permanent successor could be named. On February 28, 2022, our board of directors appointed Sanjeev Aggarwal to serve as the Company’s permanent President and Chief Executive Officer, effective March 14, 2022. Sanjeev Aggarwal currently serves as Chief Technology Officer and Vice President, Operations & Technology R&D.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income and tax credits to offset tax. As of December 31, 2021, we had gross federal net operating loss carryforwards of approximately $136.0 million, of which $95.2 million will expire in 2028 through 2037 if not utilized, and $40.8 million will carryover indefinitely. As of December 31, 2021, we had state net operating loss carryforwards of approximately $52.1 million, of which $49.3 million will expire in 2023 through 2042 if not utilized, and $2.6 million will carryover indefinitely. The federal NOLs generated prior to 2018 will continue to be governed by the NOL tax rules as they existed prior to the adoption of the 2017 Tax Cuts and Jobs Act (2017 Tax Act), which means that generally they will expire 20 years after they were generated if not used prior thereto. The 2017 Tax Act repealed the 20-year carryforward and two-year carryback of NOLs originating after December 31, 2017, and also limits the NOL deduction to 80% of taxable income for tax years beginning after December 31, 2017. Any NOLs generated in 2018 and forward will be carried forward and will not expire. There is no current impact to us as we continue to be in a loss position for U.S. income tax purposes. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. The ability to utilize our net operating losses and tax credits could also be impaired under state law. As a result, we might not be able to utilize a material portion of our state NOLs and tax credits.

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

●    changes in earnings estimates or recommendations by securities analysts; and

●    general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors, including those due to the duration and severity of the COVID-19 pandemic and the recent military conflict in Ukraine.

Stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the semiconductor memory industry is highly cyclical, and our markets may experience significant cyclical fluctuations in demand as a result of changing economic conditions, budgeting and buying patterns of customers and other factors. Fluctuations in our revenue and operating results could also cause our stock price to decline.

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

Effective December 31, 2021, we ceased to be an “emerging growth company,” and certain reduced reporting requirements applicable to emerging growth companies no longer apply to us, which is expected to increase our costs as a public company and place additional demands on management.

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

We have significant customer sales both in the United States and internationally. We also rely on domestic and international suppliers, manufacturing partners and distributors. We are therefore susceptible to adverse U.S. and international economic and market conditions. If any of our manufacturing partners, customers, distributors or suppliers experience slowdowns in their business, serious financial difficulties or cease operations, including as a result of the COVID-19 pandemic, our business will be adversely affected. In addition, the adverse impact of general economic factors that are beyond our control, including, but not limited to, housing markets, recession, inflation, deflation, consumer credit activity, consumer debt levels, fuel and energy costs, interest rates, tax rates and policy, unemployment trends, the impact of natural disasters such as pandemics, civil disturbances, terrorist activities, and acts of war, including the recent military conflict in Ukraine, may adversely impact consumer spending, which may adversely impact our customers’ spending and demand for our products. Additionally, the recent military conflict in Ukraine and escalating geopolitical tensions resulting from such conflict have resulted and may continue to result in sanctions, tariffs, and import-export restrictions which, when combined with retaliatory actions taken by Russia, could cause further inflationary pressures and economic and supply chain disruptions, as well as cause us to experience extended lead times and increased prices from our suppliers. Any of the foregoing could adversely affect our business, financial condition, results of operations, and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	10/13/2016

3.1.1	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/22/2019

3.1.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/27/2020

3.2	Amended and Restated Bylaws	8-K	001-37900	3.2	5/22/2019

10.1	First Amendment to Executive Employment Agreement, effective as of March 14, 2022, between Everspin Technologies, Inc. and Sanjeev Aggarwal	8-K	001-37900	10.1	3/2/2022

10.2	First Amendment to Offer Letter, effective as of March 14, 2022, between Everspin Technologies, Inc. and Darin Billerbeck	8-K	001-37900	10.2	3/2/2022

10.3	First Amendment to Executive Employment Agreement, effective as of March 14, 2022, between Everspin Technologies, Inc. and Anuj Aggarwal	8-K	001-37900	10.3	3/2/2022

10.4	Executive Change in Control Plan (as amended effective March 14, 2022)	8-K	001-37900	10.4	3/2/2022

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Everspin Technologies, Inc.

Date: May 12, 2022	By:	/s/ Sanjeev Aggarwal
Sanjeev Aggarwal
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Anuj Aggarwal
Anuj Aggarwal
Chief Financial Officer
(Principal Financial and Accounting Officer)