Form 10-Q
period 2022-06-30
EVERSPIN TECHNOLOGIES INC
filed 2022-08-12
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the Registrant’s Common Stock outstanding as of August 9, 2022, was 20,163,410.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$23,051	$21,409
Accounts receivable, net	9,283	8,193
Inventory	6,376	6,396
Prepaid expenses and other current assets	800	762
Total current assets	39,510	36,760
Property and equipment, net	2,594	973
Right-of-use assets	3,649	913
Other assets	62	734
Total assets	$45,815	$39,380

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,689	$1,776
Accrued liabilities	2,165	3,579
Deferred revenue	—	832
Current portion of long-term debt	3,761	3,370
Lease liabilities	910	724
Other liabilities	29	50
Total current liabilities	9,554	10,331
Long-term debt, net of current portion	—	1,529
Lease liabilities, net of current portion	2,782	68
Long-term income tax liability	214	214
Total liabilities	$12,550	$12,142
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 20,137,520 and 19,858,460 shares issued and outstanding as of June 30, 2022, and December 31, 2021	2	2
Additional paid-in capital	182,488	180,067
Accumulated deficit	(149,225)	(152,831)
Total stockholders’ equity	33,265	27,238
Total liabilities and stockholders’ equity	$45,815	$39,380

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product sales	$13,223	$10,187	$25,894	$19,255
Licensing, royalty, patent, and other revenue	1,484	1,661	3,160	2,873
Total revenue	14,707	11,848	29,054	22,128
Cost of product sales	5,793	4,329	11,545	8,586
Cost of licensing, royalty, patent, and other revenue	323	323	595	361
Total cost of sales	6,116	4,652	12,140	8,947
Gross profit	8,591	7,196	16,914	13,181
Operating expenses:[1]
Research and development	2,699	3,357	5,135	5,796
General and administrative	2,860	2,338	5,589	5,181
Sales and marketing	1,292	1,045	2,426	2,032
Total operating expenses	6,851	6,740	13,150	13,009
Income from operations	1,740	456	3,764	172
Interest expense	(70)	(144)	(145)	(296)
Other income (expense), net	1	(12)	(13)	(27)
Net income (loss) before income taxes	1,671	300	3,606	(151)
Income tax expense	—	(44)	—	(53)
Net income (loss) and comprehensive income (loss)	$1,671	$256	$3,606	$(204)
Net income (loss) per common share:
Basic	$0.08	$0.01	$0.18	$(0.01)
Diluted	$0.08	$0.01	$0.17	$(0.01)
Weighted average shares of common stock outstanding:
Basic	20,069,444	19,313,162	19,983,526	19,203,374
Diluted	20,424,283	19,726,064	20,626,547	19,203,374

[1]Operating expenses include stock-based compensation as follows:
Research and development	$462	$265	$795	$446
General and administrative	647	305	1,018	790
Sales and marketing	202	134	322	211
Total stock-based compensation	$1,311	$704	$2,135	$1,447

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Six Months Ended June 30, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	19,858,460	$2	$180,067	$(152,831)	$27,238
Exercise of stock options	15,830	—	69	—	69
Issuance of common stock under stock incentive plans	96,496	—	—	—	—
Stock-based compensation expense	—	—	824	—	824
Net income	—	—	—	1,935	1,935
Balance at March 31, 2022	19,970,786	$2	$180,960	$(150,896)	$30,066
Exercise of stock options	18,131	—	50	—	50
Issuance of common stock under stock incentive plans	148,603	—	167	—	167
Stock-based compensation expense	—	—	1,311	—	1,311
Net income	—	—	—	1,671	1,671
Balance at June 30, 2022	20,137,520	$2	$182,488	$(149,225)	$33,265

	Six Months Ended June 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	19,031,556	$2	$174,584	$(157,174)	$17,412
Exercise of stock options	54,077	—	144	—	144
Issuance of common stock under stock incentive plans	136,709	—	364	—	364
Stock-based compensation expense	—	—	743	—	743
Net loss	—	—	—	(460)	(460)
Balance at March 31, 2021	19,222,342	$2	$175,835	$(157,634)	$18,203
Exercise of stock options	23,280	—	57	—	57
Issuance of common stock under stock incentive plans	189,652	—	92	—	92
Stock-based compensation expense	—	—	704	—	704
Net income	—	—	—	256	256
Balance at June 30, 2021	19,435,274	$2	$176,688	$(157,378)	$19,312

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$3,606	$(204)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	462	756
Gain on sale of property and equipment	(167)	—
Stock-based compensation	2,135	1,447
Non-cash warrant revaluation	(21)	5
Non-cash interest expense	62	168
Changes in operating assets and liabilities:
Accounts receivable	(1,090)	(2,776)
Inventory	20	(850)
Prepaid expenses and other current assets	(38)	49
Other assets	664	—
Accounts payable	(201)	861
Accrued liabilities	(1,414)	(126)
Deferred revenue	(832)	1,815
Lease liabilities	164	(64)
Net cash provided by operating activities	3,350	1,081
Cash flows from investing activities
Purchases of property and equipment	(996)	(554)
Proceeds received from sale of property and equipment	202	—
Net cash used in investing activities	(794)	(554)
Cash flows from financing activities
Payments on long-term debt	(1,200)	(1,200)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	286	293
Net cash used in financing activities	(914)	(907)
Net increase (decrease) in cash and cash equivalents	1,642	(380)
Cash and cash equivalents at beginning of period	21,409	14,599
Cash and cash equivalents at end of period	$23,051	$14,219
Supplementary cash flow information:
Interest paid	$83	$128
Operating cash flows paid for operating leases	$635	$814
Financing cash flows paid for finance leases	$5	$—
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$3,350	$—
Right-of-use assets obtained in exchange for finance lease liabilities	$36	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$783	$—
Bonus settled in shares of common stock	$—	$364

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2021, has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC.

The Company believes that its existing cash and cash equivalents as of June 30, 2022, coupled with its anticipated growth and sales levels and availability under its credit facility, will be sufficient to meet its anticipated cash requirements for at least the next 12 months from the financial statement issuance date. The Company’s future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products. The Company may be required at some point in the future to seek additional equity or debt financing, to sustain operations beyond that point, and such additional financing may not be available on acceptable terms or at all. If the Company is unable to raise additional capital or generate sufficient cash from operations to adequately fund its operations, it will need to curtail planned activities to reduce costs. Doing so will likely harm its ability to execute on its business plan.

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

Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Trade accounts receivable	$9,316	$8,140
Unbilled accounts receivable	611	450
Other receivables	19	—
Allowance for product returns and price adjustments	(663)	(397)
Accounts receivable, net	$9,283	$8,193

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

	Revenue				Accounts Receivable, net
	Three Months Ended		Six Months Ended		As of
	June 30,		June 30,		June 30,	December 31,
Customers	2022	2021	2022	2021	2022	2021
Customer A	24%	23%	21%	25%	45%	54%
Customer B	11%	*	12%	*	*	*
Customer C	10%	*	*	*	*	*
Customer D	10%	*	*	*	*	*
Customer E	*	18%	*	13%	*	*
Customer F	*	12%	*	*	*	*
*	Less than 10%

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

As of June 30, 2022, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments consist of Level 1 assets and a Level 3 liability. Level 1 assets consist of highly liquid money market funds that are included in cash equivalents. The Company’s Level 3 liability consists of warrants issued in connection with the Company’s current credit facility (Note 6).

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$23,065	$—	$—	$23,065
Total assets measured at fair value	$23,065	$—	$—	$23,065

Liabilities:
Warrant liability	$—	$—	$29	$29
Total liabilities measured at fair value	$—	$—	$29	$29

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$21,508	$—	$—	$21,508
Total assets measured at fair value	$21,508	$—	$—	$21,508

Liabilities:
Warrant liability	$—	$—	$50	$50
Total liabilities measured at fair value	$—	$—	$50	$50

Recently Issued Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. As the Company is a smaller reporting company, ASU 2016-13 is effective for the Company’s annual reporting periods, and interim periods within those years, beginning after December 15, 2022, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In April 2019, the FASB issued ASU 2019-04, Codification Improvements Financial Instruments-Credit Losses (Topic 326). ASU 2019-04 provides narrow-scope amendments to help apply ASU 2016-13, and is effective with the adoption of ASU 2016-13. The Company is evaluating the impact of the adoption of ASU 2016-13 and ASU 2019-04 on its condensed financial statements.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed financial statements.

3. Revenue

The Company sells products to its distributors and original equipment manufacturers (OEMs). The Company also recognized revenue under licensing, patent, and royalty agreements with some customers.

The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Distributor	$12,805	$7,634	$23,600	15,500
Non-distributor	1,902	4,214	5,454	6,628
Total revenue	$14,707	$11,848	$29,054	$22,128

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Point in time	$13,532	$10,559	$26,650	20,593
Over time	1,175	1,289	2,404	1,535
Total revenue	$14,707	$11,848	$29,054	$22,128

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product sales	$13,223	$10,187	$25,894	$19,255
Licensing	771	—	1,346	—
Royalties	224	372	624	1,338
Other revenue	489	1,289	1,190	1,535
Total revenue	$14,707	$11,848	$29,054	$22,128

The Company recognizes revenue in three primary geographic regions: Asia-Pacific (APAC); North America; and Europe, Middle East and Africa (EMEA). The Company classifies revenue by geography based on the region in which the Company’s customer is located and to which the Company’s products are sold, and not to where the end products in which they are assembled are shipped. The Company’s revenue by region for the periods indicated was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
APAC	$8,371	$7,793	$17,605	$14,951
North America	3,780	2,686	6,885	4,426
EMEA	2,556	1,369	4,564	2,751
Total revenue	$14,707	$11,848	$29,054	$22,128

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$395	$464
Work-in-process	4,916	4,620
Finished goods	1,065	1,312
Total inventory	$6,376	$6,396

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Payroll-related expenses	$1,611	$2,845
Inventory	139	177
Other	415	557
Total accrued liabilities	$2,165	$3,579

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

As of June 30, 2022, the Company has billed $4.2 million for the performance under the contractual agreements. Under the input method of recognition, the Company has recognized $0.8 million and $1.3 million in revenue for the three and six months ended June 30, 2022, respectively, and $4.7 million in revenue since inception of the contractual agreement.  As a result, the Company recorded $0.5 million in unbilled accounts receivable and does not have a deferred revenue balance as of June 30, 2022. As of December 31, 2021, the deferred revenue balance was $0.8 million. The Company expects to recognize the remaining $1.8 million of the transaction price as services are performed throughout the contractual period and performance is expected to be complete in the year ended December 31, 2024.

5. Leases

Operating leases consist primarily of office space expiring at various dates through 2029. Finance leases relate to a server lease expiring in January 2025. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The undiscounted future non-cancellable lease payments under the Company’s operating and finance leases were as follows (in thousands):

As of June 30, 2022	Amount
2022	$691
2023	653
2024	600
2025	605
2026	620
Thereafter	1,002
Total lease payments	4,171
Less: imputed interest	(479)
Total lease liabilities	3,692
Less: current portion of lease liabilities	(910)
Total lease liabilities, net of current portion	$2,782

Other information related to the Company’s operating lease liabilities was as follows:

	June 30,	December 31,
	2022	2021
Weighted-average remaining lease term (years)	5.47	1.08
Weighted-average discount rate	4.67%	6.00%

Other information related to the Company’s finance lease liabilities was as follows:

	June 30,	December 31,
	2022	2021
Weighted-average remaining lease term (years)	2.59	—
Weighted-average discount rate	4.50%	—%

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

In July 2021, the Company executed the second amendment to the 2019 Credit Facility with SVB. The amended Line of Credit allows for a maximum draw of $5.0 million, subject to a formula borrowing base, and bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 4.75%. As of June 30, 2022, the interest rate was 6.25%. Currently, $4.0 million remains available under the Line of Credit, subject to borrowing base availability. As of June 30, 2022, the effective interest rate under the Line of Credit was 10.18% and the outstanding balance was $1.0 million. The Line of Credit was set to mature on August 5, 2022. The third amendment, entered into on July 22, 2022, extended the maturity date of the Line of Credit to August 5, 2023.

The amended 2019 Term Loan provides for a $6.0 million term loan. The 2019 Term Loan has a term of 46 months, and a 16-month interest-only period followed by 30 months of equal principal payments of $200,000 per month, plus accrued interest. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 3.75%. As of June 30, 2022, the interest rate was 4.00%. A final payment of 7% of the original principal amount of the 2019 Term Loan must be made when the 2019 Term Loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment, which is accounted for as a debt discount, is being accreted using the effective interest method. The 2019 Term Loan has a prepayment fee equal to 2% of the total commitment, which is due only if the 2019 Term Loan is prepaid prior to the scheduled maturity date for any reason. As of June 30, 2022, the effective interest rate under the 2019 Term Loan was 7.85% and the outstanding balance was $2.8 million. The 2019 Term Loan matures on June 1, 2023.

In conjunction with entering into the 2019 Credit Facility, on August 5, 2019, the Company and SVB amended and restated the warrant issued to SVB in connection with the first amendment to the 2017 Credit Facility, which was a warrant to purchase 9,375 shares of the Company’s common stock at an exercise price of $8.91 per share, to add an option by SVB to put the warrant back to the Company for $50,000 upon expiration or a liquidity event, to be prorated if SVB exercises a portion of the warrant. The warrant expires on July 6, 2023. The warrant is classified as a liability and recorded at fair value within other liabilities in the Company’s condensed balance sheet. Due to the put right, the warrant is subject to fair value remeasurement at each subsequent reporting date until the exercise or expiration of the warrant. Any resulting change in the fair value of the warrant will be recorded as other (expense) income, net in the Company’s statements of operations and comprehensive income (loss). The Company recognized other income of $11,000 and $21,000 for the three and six months ended June 30, 2022, respectively. The Company recognized other expense of $1,000 and $5,000 for the three and six months ended June 30, 2021, respectively, related to the change in fair value of the warrant within other expense, net in the statements of operations and comprehensive income (loss).

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

Collateral for the 2019 Credit Facility includes all of the Company’s assets except for intellectual property. The Company is required to comply with certain covenants under the 2019 Credit Facility, including requirements to maintain a minimum cash balance and availability under the Line of Credit, and restrictions on certain actions without the consent of the lender, such as limitations on its ability to engage in mergers or acquisitions, sell assets, incur indebtedness, or grant liens or negative pledges on its assets, make loans or make other investments. Under these covenants, the Company is prohibited from paying cash dividends with respect to its capital stock. The Company was in compliance with all covenants as of June 30, 2022. The 2019 Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on the Company’s business, operations, or condition, or on the Company’s ability to perform its obligations under the 2019 Term Loan. As of June 30, 2022, management does not believe that it is probable that the clause will be triggered within the next 12 months.

The amortization of the debt issuance costs and accretion of the debt discount is included in interest expense within the statements of operations and comprehensive income (loss) and included in non-cash interest expense within the statement of cash flows.

The carrying value of the Company’s 2019 Credit Facility at June 30, 2022, was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$3,820	$—	$3,820
Unamortized debt discounts	(59)	—	(59)
Net carrying value	$3,761	$—	$3,761

The carrying value of the Company’s 2019 Credit Facility as of December 31, 2021 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$3,400	$1,620	$5,020
Unamortized debt discounts	(30)	(91)	(121)
Net carrying value	$3,370	$1,529	$4,899

The table below includes the principal repayments due under the 2019 Credit Facility (in thousands):

Principal Repayment as of June 30, 2022
2022	2,200
2023	1,620
Total principal repayments	$3,820

Of

7. Stock-Based Compensation

Summary of Stock Option Activity

The following table summarizes the stock option and award activity for the six months ended June 30, 2022:

		Options Outstanding
			Weighted-	Weighted-
	Options and		Average	Average	Aggregate
	Awards		Exercise	Remaining	Intrinsic
	Available for	Number of	Price Per	Contractual	Value
	Grant	Options	Share	Life (years)	(In thousands)
Balance—December 31, 2021	1,038,956	1,783,298	$5.21	8.0	$10,891
Authorized	595,753
RSUs granted	(604,254)
RSUs cancelled/forfeited	11,111
Options granted	(489,244)	489,244	$8.17
Options exercised		(33,961)	$3.53		$1,272
Options cancelled/forfeited	66,290	(88,654)	$6.34
Balance—June 30, 2022	618,612	2,149,927	$5.86	7.9	$1,272
Options exercisable—June 30, 2022		802,192	$5.55	6.5	$638

The total grant date fair value of options vested was $853,000 and $220,000 during the three months ended June 30, 2022 and 2021, respectively, and $1.8 million and $533,000 during the six months ended June 30, 2022 and 2021, respectively.

The weighted-average grant date fair value of options granted was $4.40 and $3.18 per share during the three months ended June 30, 2022 and 2021, respectively, and $5.40 and $3.43 during the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, of the 88,654 options cancelled/forfeited during the six months ended June 30, 2022, 22,364 of the options relate to a prior stock-based compensation plan that are no longer available for grant under the current stock-based compensation plan.

2016 Employee Stock Purchase Plan

In January 2022, there was an increase of 198,584 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP) pursuant to the terms of the ESPP. The Company had 814,341 shares available for future issuance under the Company’s ESPP as of June 30, 2022. Employees purchased 37,017 shares for $167,000 during the three and six months ended June 30, 2022. Employees purchased 32,186 shares for $92,000 during the three and six months ended June 30, 2021.

Restricted Stock Units

The following table summarizes restricted stock units (RSUs) activity for the six months ended June 30, 2022:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2021	384,307	$5.00
Granted	604,254	$7.14
Vested	(208,082)	$5.66
Cancelled/forfeited	(11,111)	$5.92
Balance—June 30, 2022	769,368	$6.49

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of June 30, 2022, there was $4.5 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.6 years.

Stock-based Compensation Expense

As of June 30, 2022, there was $4.8 million of total unrecognized stock-based compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 2.8 years.

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

9. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period less shares subject to repurchase, without consideration of potentially dilutive securities. Diluted earnings per share is calculated using the treasury stock method by dividing net income by the total weighted average shares of common stock outstanding in addition to the potential impact of dilutive securities including restricted stock units, warrants, and options. In periods with a net loss, potentially dilutive securities are excluded from our calculation of earning per share as their inclusion would have an antidilutive effect.

The following tables set forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share amounts):

Basic EPS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$1,671	$256	$3,606	$(204)
Denominator:
Weighted-average shares of common stock outstanding, basic	20,069,444	19,313,162	19,983,526	19,203,374
Net income (loss) per common share, basic	$0.08	$0.01	$0.18	$(0.01)

Diluted EPS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$1,671	$256	$3,606	$(204)
Less: warrant liability fair value gain recognized	(11)	—	(21)	—
Net income (loss) attributable to common stockholders, diluted	1,660	256	$3,585	$(204)
Denominator:
Weighted-average shares of common stock outstanding, basic	20,069,444	19,313,162	19,983,526	19,203,374
Dilutive effect of stock options and RSUs	354,839	412,902	643,021	—
Weighted-average shares of common stock outstanding, diluted	20,424,283	19,726,064	20,626,547	19,203,374
Net income (loss) per common share, diluted	$0.08	$0.01	$0.17	$(0.01)

Potentially dilutive securities representing 2.0 million and 1.2 million stock options and RSUs that were outstanding during the three-months ended of June 30, 2022, and 2021, respectively, and 0.6 million and 1.9 million stock options and RSUs outstanding during the six months ended June 30, 2022 and 2021, respectively, were excluded from the computation of diluted earnings per common share during these periods as their inclusion would have an antidilutive effect.

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

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to, among other things, our industry, business, future plans, strategies, objectives, expectations, intentions and financial performance, as well as anticipated impacts from, and our responses to, the COVID-19 pandemic and our expectations regarding current supply constraints, and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission (SEC). Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

We sell our products directly and through our established distribution channels to industry-leading OEMs and original design manufacturers (ODMs).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Adjusted EBITDA reconciliation:
Net income (loss)	$1,671	$256	$3,606	$(204)
Depreciation and amortization	204	373	462	756
Stock-based compensation expense	1,311	704	2,135	1,447
Interest expense	70	144	145	296
Income tax expense	—	44	—	53
Adjusted EBITDA	$3,256	$1,521	$6,348	$2,348

Effect of the COVID-19 Pandemic on our Business

The COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” total lock-down orders, business limitations or shutdowns and similar orders. More recently, new variants of COVID-19, such as the Omicron variant and its subvariants, that are significantly more contagious than previous strains have emerged. The spread of these new strains have caused many government authorities and businesses to reimplement the aforementioned measures to try to reduce the spread that had become less prevalent. While some of these restrictions have been lifted, the lingering impact of the COVID pandemic continues to create significant volatility throughout the global economy, including supply chain constraints, labor supply issues and higher inflation. Accordingly, it is unclear at this point the full impact COVID-19 and its variants will have on the global economy and on our company.

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

The emergence of new variants of COVID-19, and the prevalence of cases of infection globally adds additional uncertainty and could result in further impacts to our business and operations, including those discussed above and in “Risk Factors” in Part II, Item 1A of this report.

We will continue to monitor the situation and take additional actions as warranted. These actions may include further altering our operations in order to protect the best interests of our employees, customers and suppliers, and to comply with government requirements, while also planning and executing our business to best support our customers, suppliers, and partners.

The ultimate extent of the impact of the COVID-19 pandemic on our business, results of operations and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the emergence and severity of its variants, the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to use them, general economic factors, such as increased inflation, supply chain restraints, labor supply issues, and how quickly and to what extent normal economic and operating conditions can resume. Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. See “Risk Factors” in Part II, Item 1A of this report for additional risks we face due to the COVID-19 pandemic.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(As a percentage of revenue)
Product sales	$13,223	$10,187	90%	86%
Licensing, royalty, patent, and other revenue	1,484	1,661	10	14
Total revenue	14,707	11,848	100	100
Cost of product sales	5,793	4,329	39	37
Cost of licensing, royalty, patent, and other revenue	323	323	2	3
Total cost of sales	6,116	4,652	42	39
Gross profit	8,591	7,196	58	61
Operating expenses:
Research and development	2,699	3,357	18	28
General and administrative	2,860	2,338	19	20
Sales and marketing	1,292	1,045	9	9
Total operating expenses	6,851	6,740	46	57
Income from operations	1,740	456	12	4
Interest expense	(70)	(144)	—	(1)
Other income (expense), net	1	(12)	—	—
Net income before income taxes	1,671	300	11	3
Income tax expense	—	(44)	—	—
Net income and comprehensive income	$1,671	$256	11%	3%

	Six Months Ended June 30,
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)		(As a percentage of revenue)
Product sales	$25,894	$19,255	89%	87%
Licensing, royalty, patent, and other revenue	3,160	2,873	11	13
Total revenue	29,054	22,128	100	100
Cost of product sales	11,545	8,586	40	39
Cost of licensing, royalty, patent, and other revenue	595	361	2	2
Total cost of sales	12,140	8,947	42	40
Gross profit	16,914	13,181	58	60
Operating expenses:
Research and development	5,135	5,796	18	26
General and administrative	5,589	5,181	19	23
Sales and marketing	2,426	2,032	8	9
Total operating expenses	13,150	13,009	45	58
Income from operations	3,764	172	13	2
Interest expense	(145)	(296)	(1)	(2)
Other expense, net	(13)	(27)	—	—
Net income (loss) before income taxes	3,606	(151)	12	(1)
Income tax expense	—	(53)	—	—
Loss on extinguishment of debt	—	—	—	—
Net income (loss) and comprehensive income (loss)	$3,606	$(204)	12%	(1)%

Comparison of the three months ended June 30, 2022 and 2021

Revenue

We generated 87% and 77% of our revenue from products sold to distributors for the three months ended June 30, 2022 and 2021, respectively.

In addition to selling our products to our distributors, we maintain a direct selling relationship, for strategic purposes, with several key customer accounts. We have organized our sales team and representatives into three primary regions: North America; Europe, Middle East and Africa (EMEA); and Asia-Pacific (APAC). We recognize revenue by geography based on the region in which our customer is located and to which our products are sold, and not to where the end products in which they are assembled are shipped. Our revenue by region and by type of revenue for the periods indicated were as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
APAC	$8,371	$7,793
North America	3,780	2,686
EMEA	2,556	1,369
Total revenue	$14,707	$11,848

	Three Months Ended
	June 30,		Change
	2022	2021	Amount	%

	(Dollars in thousands)
Product sales	$13,223	$10,187	$3,036	29.8%
Licensing, royalty, patent, and other revenue	1,484	1,661	(177)	(10.7)%
Total revenue	$14,707	$11,848	$2,859	24.1%

Total revenue increased by $2.9 million, or 24.1%, from $11.8 million during the three months ended June 30, 2021 to $14.7 million during the three months ended June 30, 2022. The increase was primarily due to an increase of product sales by $3.0 million, or 29.8%, from $10.2 million to $13.2 million driven by a higher volume of units produced and sold, along with average sales price increases to offset supplier price increases.

Licensing, royalty, patent, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Our best estimate of royalty revenue earned is made through the year, with an annual adjustment recognized for actual sales in the first quarter of each fiscal year. Licensing, royalty, patent, and other revenue decreased by $0.2 million, or 10.7%, from $1.7 million during the three months ended June 30, 2021 to $1.5 million during the three months ended June 30, 2022. The decrease was driven by a decrease in licensing revenues from a contractual agreement with a customer for the development of a RAD-Hard product, consisting of a technology license, a design license agreement, and development contract that was entered into in the second quarter of 2021.

Cost of Sales and Gross Margin

	Three Months Ended
	June 30,		Change
	2022	2021	Amount	%

	(Dollars in thousands)
Cost of product sales	$5,793	$4,329	$1,464	33.8%
Cost of licensing, royalty, patent, and other revenue	323	323	—	—%
Total cost of sales	$6,116	$4,652	$1,464	31.5%
Gross margin	58.4%	60.7%

Cost of product sales increased by $1.5 million, or 33.8%, from $4.3 million during the three months ended June 30, 2021, to $5.8 million during the three months ended June 30, 2022. The increase was due to an increase in product sales, along with price increases from suppliers.

Cost of licensing, royalty, patent, and other revenue remained consistent at $0.3 million during the three months ended June 30, 2022 and June 30, 2021, respectively.

Gross margin decreased from 60.7% during the three months ended June 30, 2021, to 58.4% during the three months ended June 30, 2022. The decrease in gross margin was primarily due to price increases from suppliers.

Operating Expenses

Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant component of each of our operating expense categories.

	Three Months Ended
	June 30,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Research and development	$2,699	$3,357	$(658)	(19.6)%
Research and development as a % of revenue	18%	26%

Research and development expenses decreased by $0.7 million, or 19.6%, from $3.4 million during the three months ended June 30, 2021, to $2.7 million during the three months ended June 30, 2022. The decrease is primarily due to reduced development expenses related to the new 28nm product, that has started producing samples in 2022.

	Three Months Ended
	June 30,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
General and administrative	$2,860	$2,338	$522	22.3%
General and administrative as a % of revenue	19%	23%

General and Administrative Expenses. General and administrative expenses increased by $0.5 million, or 22.3%, from $2.3 million during the three months ended June 30, 2021, to $2.9 million during the three months ended June 30, 2022. The increase is primarily due to increased stock-based compensation expense.

	Three Months Ended
	June 30,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Sales and marketing	$1,292	$1,045	$247	23.6%
Sales and marketing as a % of revenue	8%	9%

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.3 million, or 23.6%, from $1.0 million during the three months ended June 30, 2021, to $1.3 million during the three months ended June 30, 2022. The increase was primarily due to an increase in variable compensation.

Interest Expense

	Three Months Ended
	June 30,		Change
	2022	2021	Amount	%

	(Dollars in thousands)
Interest expense	$70	$144	$(74)	(51.4)%

Interest expense decreased by $74,000, or 51.4%, from $144,000 during the three months ended June 30, 2021, to $70,000 during the three months ended June 30, 2022. The decrease was due to lower outstanding balances under the credit facility during the three months ended June 30, 2022, resulting in less interest incurred.

Other Income (Expense), Net

	Three Months Ended
	June 30,		Change
	2022	2021	Amount	%

	(Dollars in thousands)
Other income (expense), net	$1	$(12)	$13	108.3%

Other income (expense), net changed from a $12,000 expense to income of $1,000 from the three months ended June 30, 2021 to the three months ended June 30, 2022. The increase was primarily due to change in fair value of warrants associated with the credit facility.

Comparison of the six months ended June 30, 2022 and 2021

Revenue

We generated 81% and 70% of our revenue from products sold through distributors for the six months ended June 30, 2022 and 2021, respectively.

In addition to selling our products to our distributors, we maintain a direct selling relationship, for strategic purposes, with several key customer accounts. We have organized our sales team and representatives into three primary regions: North America; Europe, Middle East and Africa (EMEA); and Asia-Pacific (APAC). We recognize revenue by geography based on the region in which our customer is located and to which our products are sold, and not to where the end products in which they are assembled are shipped. Our revenue by region and by type for the periods indicated were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
APAC	$17,605	$14,951
North America	6,885	4,426
EMEA	4,564	2,751
Total revenue	$29,054	$22,128

	Six Months Ended
	June 30,		Change
	2022	2021	Amount	%

	(Dollars in thousands)
Product sales	$25,894	$19,255	$6,639	34.5%
Licensing, royalty, patent, and other revenue	3,160	2,873	287	10.0%
Total revenue	$29,054	$22,128	$6,926	31.3%

Total revenue increased by $6.9 million, or 31.3%, from $22.1 million during the six months ended June 30, 2021 to $29.0 million during the six months ended June 30, 2022. The increase was primarily due to an increase of product sales by $6.6 million, or 34.5%, from $19.3 million to $25.9 million driven by a higher volume of units produced and sold, along with average sales price increases to offset supplier price increases.

Licensing, royalty, patent, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Our best estimate of royalty revenue earned is made through the year, with an annual adjustment recognized for actual sales in the first quarter of each fiscal year. Licensing, royalty, patent, and other revenue increased by $0.3 million, or 10.0%, from $2.9 million during the six months ended June 30, 2021 to $3.2 million during the six months ended June 30, 2022. The increase was driven by an increase in licensing revenues from a contractual agreement with a customer for the development of a RAD-Hard product, consisting of a technology license, a design license agreement, and development contract that was entered into in the second quarter of 2021.

Cost of Sales and Gross Margin

	Six Months Ended
	June 30,		Change
	2022	2021	Amount	%

	(Dollars in thousands)
Cost of product sales	$11,545	$8,586	$2,959	34.5%
Cost of licensing, royalty, patent, and other revenue	595	361	234	64.8%
Total cost of sales	$12,140	$8,947	$3,193	35.7%
Gross margin	58.2%	59.6%

Cost of product sales increased by $2.9 million, or 34.5%, from $8.6 million during the six months ended June 30, 2021, to $11.5 million during the six months ended June 30, 2022. The increase was due to an increase in product sales, along with price increases from suppliers.

Cost of licensing, royalty, patent, and other revenue increased by $0.2 million from $0.4 million during the six months ended June 30, 2021, to $0.6 million during the six months ended June 30, 2022. The increase was primarily due to increases in foundry and licensing activities.

Gross margin decreased from 59.6% during the six months ended June 30, 2021, to 58.2% during the six months ended June 30, 2022. The decrease in gross margin was primarily due to price increases from suppliers.

Operating Expenses

Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant component of each of our operating expense categories.

	Six Months Ended
	June 30,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Research and development	$5,135	$5,796	$(661)	(11.4)%
Research and development as a % of revenue	18%	26%

Research and development expenses decreased by $0.7 million, or 11.4%, from $5.8 million during the six months ended June 30, 2021 to $5.1 million during the six months ended June 30, 2022. The decrease is primarily due to reduced development expenses related to the new 28nm product that has started producing samples in 2022.

	Six Months Ended
	June 30,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
General and administrative	$5,589	$5,181	$408	7.9%
General and administrative as a % of revenue	19%	23%

General and Administrative Expenses. General and administrative expenses increased by $0.4 million, or 7.9%, from $5.2 million during the six months ended June 30, 2021, to $5.6 million during the six months ended June 30, 2022. The increase is primarily due to increased stock-based compensation expense offset by a gain on the sale of property and equipment.

	Six Months Ended
	June 30,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Sales and marketing	$2,426	$2,032	$394	19.4%
Sales and marketing as a % of revenue	8%	9%

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.4 million, or 19.4%, from $2.0 million during the six months ended June 30, 2021, to $2.4 million during the six months ended June 30, 2022. The increase was primarily due to an increase in variable compensation.

Interest Expense

	Six Months Ended
	June 30,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Interest expense	$145	$296	$(151)	(51.0)%

Interest expense decreased by $151,000, or 51.0%, from $296,000 during the six months ended June 30, 2021, to $145,000 during the six months ended June 30, 2022. The decrease was due to lower outstanding balances under the credit facility during the six months ended June 30, 2022, resulting in less interest incurred.

Other Income (Expense), Net

	Six Months Ended
	June 30,		Change
	2022	2021	Amount	%

	(Dollars in thousands)
Other income (expense), net	$(13)	$(27)	$14	(51.9)%

Other income (expense) decreased from $27,000 in expense to $13,000 in expense from the six months ended June 30, 2021 to the six months ended June 30, 2022. The decrease was primarily due to a change in fair value of warrants associated with the credit facility.

Liquidity and Capital Resources

We have generated significant losses since our inception and had an accumulated deficit of $149.2 million as of June 30, 2022, compared to $152.8 million as of December 31, 2021. We have historically financed our operations primarily through the sale of our common stock in our initial public offering (IPO) and follow-on public offering, sales of our common stock under our at-the-market (ATM) program (which was terminated in November 2020), sales of our redeemable convertible preferred stock, debt financing and the sale of our products. As of June 30, 2022, we had $23.1 million of cash and cash equivalents, compared to $21.4 million as of December 31, 2021.

We believe that our existing cash and cash equivalents as of June 30, 2022, coupled with the amount available under our credit facility and our anticipated growth and sales levels, will be sufficient to meet our anticipated cash requirements for the next twelve months and beyond. Our future capital requirements will depend on many factors, including, among other things, our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products.

For additional information about the 2019 Credit Facility, see Note 6 to our condensed financial statements in Part I, Item 1 of this report.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2022	2021

	(In thousands)
Cash provided by operating activities	$3,350	$1,081
Cash used in investing activities	(794)	(554)
Cash used in financing activities	(914)	(907)

Cash Flows From Operating Activities

During the six months ended June 30, 2022, cash provided by operating activities was $3.4 million, which consisted of net income of $3.6 million, cash provided by non-cash charges of $2.5 million and changes of net operating assets and liabilities of $2.7 million. The non-cash charges primarily consisted of stock-based compensation of $2.1 million, and depreciation and amortization of $0.5 million. The use of cash due to the change in our net operating assets and liabilities was primarily due to an decrease in accounts receivable of $1.1 million due to timing of cash receipts for outstanding balances, a decrease in accounts payable of $0.2 million, a decrease in accrued liabilities of $1.4 million primarily due to variable compensation costs, profit sharing, and a decrease in deferred revenue of $0.8 million. These uses were partially offset by a decrease in other assets of $0.7 million.

During the six months ended June 30, 2021, cash provided by operating activities was $1.1 million, which consisted of a net loss of $0.2 million, cash provided by non-cash charges of $2.4 million and cash used in changes of net operating assets and liabilities of $1.1 million. The non-cash charges primarily consisted of stock-based compensation of $1.4 million, depreciation and amortization of $0.8 million, and interest expense related to the amortization of debt issuance costs of $0.2 million. The use of cash due to the change in our net operating assets and liabilities was primarily due to an increase in accounts receivable of $2.8 million due to timing of cash receipts for outstanding balances, an increase of $0.9 million in inventory due to increased inventory levels, and a decrease of $0.1 million in accrued liabilities due to the timing of payments. These uses were partially offset by an increase in deferred revenue of $1.8 million and an increase in accounts payable of $0.9 million.

Cash Flows From Investing Activities

Cash used in investing activities during the six months ended June 30, 2022, was $0.8 million, reflecting $1.0 million for the purchase of manufacturing equipment offset by $0.2 million in proceeds received on the sale of property and equipment.

Cash used in investing activities during the six months ended June 30, 2021, was $0.6 million for the purchase of manufacturing and computer equipment.

Cash Flows From Financing Activities

Cash used in financing activities during both the six months ended June 30, 2022, and 2021, was $0.9 million, consisting mainly of $1.2 million of payments of term loan installments offset by $0.3 million in proceeds from the exercise of employee stock options.

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

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2022, the end of the period covered by this quarterly report on Form 10-Q.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2022, based on the material weakness discussed below.

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

Except with respect to the remediation actions described above, there have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our total revenue was approximately $29.1 million for the six months ended June 30, 2022, and $55.1 million for the year ended December 31, 2021. As of June 30, 2022, we had cash and cash equivalents of approximately $23.1 million. Based on our current operating plan, we believe our existing cash and cash equivalents, coupled with availability under our credit facility and our anticipated growth and sales levels, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our existing capital may be insufficient to meet our long-term requirements. We have no committed sources of funding other than our revolving line of credit facility and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. If adequate funding is not available when needed, we may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

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

Although we generated net income of $4.3 million for the year ended December 31, 2021, and net income of $3.7 million for the six months ended June 30, 2022, we have historically incurred net losses since our inception. As of June 30, 2022, we had an accumulated deficit of $149.2 million. While our products offer unique benefits over other industry memory technologies, the rate of adoption of our products and our ability to capture market share from legacy technologies is uncertain. Our revenue may also be adversely impacted by a number of other possible reasons, many of which are outside our control, including business conditions that adversely affect the semiconductor memory industry resulting in a decline in end market demand for our products, adverse impacts resulting from the COVID-19 pandemic, increased competition, ongoing supply chain constraints, or our failure to capitalize on growth opportunities. We also rely on achieving specific cost reduction targets that have uncertainty in their timing and magnitude. We may also incur unforeseen expenses in the ongoing operation of our business that cause us to exceed our operational spending plan. As a result, our ability to generate sufficient revenue growth and/or controlling expenses to transition to profitability and generate consistent positive cash flows is uncertain.

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

Any of the foregoing could adversely affect our business, results of operations and financial condition. The potential effects of COVID-19 may also impact many of our other risk factors discussed in this “Risk Factors” section. The ultimate extent of the impact of the COVID-19 pandemic on our business, results of operations and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to the duration and spread of the COVID-19 outbreak and its severity; the emergence and severity of its variants; the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to use them; general economic factors, such as increased inflation; supply chain restraints; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume.

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

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our four largest end customers together accounted for 30% of our total revenue for the six months ended June 30, 2022, and one of these customers accounted for more than 10% of our revenue during that period. Our four largest end customers together accounted for 47% of our total revenue for the year ended December 31, 2021, and one of these customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition, and cash flows.

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

In December 2020, Kevin Conley notified our board of directors of his decision to resign as President and Chief Executive Officer of the Company. In connection with Mr. Conley’s resignation, our board of directors appointed Darin Billerbeck to serve as Interim Chief Executive Officer of the Company until a permanent successor could be named. On February 28, 2022, our board of directors appointed Sanjeev Aggarwal to serve as the Company’s permanent President and Chief Executive Officer, effective March 14, 2022. Sanjeev Aggarwal formerly served as Chief Technology Officer and Vice President, Operations & Technology R&D.

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

Effective December 31, 2021, we ceased to be classified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the JOBS Act). We have previously taken advantage of certain reduced reporting requirements pursuant to the JOBS Act specifically applicable to emerging growth companies, including exemptions from the requirements of holding advisory “say-on-pay” and the related “say-on frequency” votes on executive compensation. Since we are no longer classified as an emerging growth company, we are now required to comply with those additional reporting requirements for which we were previously exempt. For example, we were required to hold a say-on-pay vote and a say-on frequency vote at our 2022 annual meeting of stockholders. As a result, we expect that we will require additional attention from management with respect to our additional reporting requirements and will incur increased costs, which could include higher legal fees, accounting fees, consultant fees and fees associated with investor relations activities, among others.

General Risk Factors

Unfavorable economic and market conditions, domestically and internationally, may adversely affect our business, financial condition, results of operations and cash flows.

We have significant customer sales both in the United States and internationally. We also rely on domestic and international suppliers, manufacturing partners and distributors. We are therefore susceptible to adverse U.S. and international economic and market conditions. If any of our manufacturing partners, customers, distributors or suppliers experience slowdowns in their business, serious financial difficulties or cease operations, including as a result of the COVID-19 pandemic, our business will be adversely affected. In addition, the adverse impact of general economic factors that are beyond our control, including, but not limited to, housing markets, recession, inflation, deflation, consumer credit activity, consumer debt levels, fuel and energy costs, interest rates, tax rates and policy, unemployment trends, the impact of natural disasters such as pandemics, civil disturbances, terrorist activities, and acts of war, including the military conflict in Ukraine, may adversely impact consumer spending, which may adversely impact our customers’ spending and demand for our products. Additionally, the military conflict in Ukraine and escalating geopolitical tensions resulting from such conflict have resulted and may continue to result in sanctions, tariffs, and import-export restrictions which, when combined with retaliatory actions taken by Russia, could cause further inflationary pressures and economic and supply chain disruptions, as well as cause us to experience extended lead times and increased prices from our suppliers. Any of the foregoing could adversely affect our business, financial condition, results of operations, and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	10/13/2016

3.1.1	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/22/2019

3.1.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/27/2020

3.2	Amended and Restated Bylaws	8-K	001-37900	3.2	5/22/2019

10.1*	Third Amendment to Amended and Restated Loan and Security Agreement, dated as of July 22, 2022, between the Company and Silicon Valley Bank

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Everspin Technologies, Inc.

Date: August 12, 2022	By:	/s/ Sanjeev Aggarwal
Sanjeev Aggarwal
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Anuj Aggarwal
Anuj Aggarwal
Chief Financial Officer
(Principal Financial and Accounting Officer)