Form 10-Q
period 2022-09-30
EVERSPIN TECHNOLOGIES INC
filed 2022-11-10
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the Registrant’s Common Stock outstanding as of November 8, 2022, was 20,342,550.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$23,442	$21,409
Accounts receivable, net	12,550	8,193
Inventory	7,862	6,396
Prepaid expenses and other current assets	292	762
Total current assets	44,146	36,760
Property and equipment, net	2,659	973
Right-of-use assets	6,916	913
Other assets	62	734
Total assets	$53,783	$39,380

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,399	$1,776
Accrued liabilities	2,441	3,579
Deferred revenue	807	832
Current portion of long-term debt	3,182	3,370
Lease liabilities	1,106	724
Other liabilities	29	50
Total current liabilities	10,964	10,331
Long-term debt, net of current portion	—	1,529
Lease liabilities, net of current portion	5,864	68
Long-term income tax liability	214	214
Total liabilities	$17,042	$12,142
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 20,276,746 and 19,858,460 shares issued and outstanding as of September 30, 2022, and December 31, 2021	2	2
Additional paid-in capital	184,057	180,067
Accumulated deficit	(147,318)	(152,831)
Total stockholders’ equity	36,741	27,238
Total liabilities and stockholders’ equity	$53,783	$39,380

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Income and Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product sales	$14,571	$12,037	$40,465	$31,292
Licensing, royalty, patent, and other revenue	670	2,758	3,830	5,631
Total revenue	15,241	14,795	44,295	36,923
Cost of product sales	6,122	6,043	17,667	14,629
Cost of licensing, royalty, patent, and other revenue	155	304	750	665
Total cost of sales	6,277	6,347	18,417	15,294
Gross profit	8,964	8,448	25,878	21,629
Operating expenses:[1]
Research and development	2,879	3,105	8,014	8,901
General and administrative	2,971	2,996	8,560	8,177
Sales and marketing	1,203	1,272	3,629	3,304
Total operating expenses	7,053	7,373	20,203	20,382
Income from operations	1,911	1,075	5,675	1,247
Interest expense	(73)	(165)	(218)	(461)
Other income (expense), net	69	(8)	56	(35)
Net income before income taxes	1,907	902	5,513	751
Income tax expense	—	(22)	—	(75)
Net income and comprehensive income	$1,907	$880	$5,513	$676
Net income per common share:
Basic	$0.09	$0.05	$0.27	$0.03
Diluted	$0.09	$0.04	$0.27	$0.03
Weighted average shares of common stock outstanding:
Basic	20,206,728	19,511,132	20,058,744	19,296,241
Diluted	20,539,064	19,912,918	20,698,814	19,787,889

[1]Operating expenses include stock-based compensation as follows:
Research and development	$462	$428	$1,257	$874
General and administrative	598	434	1,616	1,224
Sales and marketing	92	165	414	376
Total stock-based compensation	$1,152	$1,027	$3,287	$2,474

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Nine Months Ended September 30, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	19,858,460	$2	$180,067	$(152,831)	$27,238
Exercise of stock options	15,830	—	69	—	69
Issuance of common stock under stock incentive plans	96,496	—	—	—	—
Stock-based compensation expense	—	—	824	—	824
Net income	—	—	—	1,935	1,935
Balance at March 31, 2022	19,970,786	$2	$180,960	$(150,896)	$30,066
Exercise of stock options	18,131	—	50	—	50
Issuance of common stock under stock incentive plans	148,603	—	167	—	167
Stock-based compensation expense	—	—	1,311	—	1,311
Net income	—	—	—	1,671	1,671
Balance at June 30, 2022	20,137,520	$2	$182,488	$(149,225)	$33,265
Exercise of stock options	79,010	—	417	—	417
Issuance of common stock under stock incentive plans	60,216	—	—	—	—
Stock-based compensation expense	—	—	1,152	—	1,152
Net income	—	—	—	1,907	1,907
Balance at September 30, 2022	20,276,746	$2	$184,057	$(147,318)	$36,741

	Nine Months Ended September 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	19,031,556	$2	$174,584	$(157,174)	$17,412
Exercise of stock options	54,077	—	144	—	144
Issuance of common stock under stock incentive plans	136,709	—	364	—	364
Stock-based compensation expense	—	—	743	—	743
Net loss	—	—	—	(460)	(460)
Balance at March 31, 2021	19,222,342	$2	$175,835	$(157,634)	$18,203
Exercise of stock options	23,280	—	57	—	57
Issuance of common stock under stock incentive plans	189,652	—	92	—	92
Stock-based compensation expense	—	—	704	—	704
Net income	—	—	—	256	256
Balance at June 30, 2021	19,435,274	$2	$176,688	$(157,378)	$19,312
Exercise of stock options	27,386	—	106	—	106
Issuance of common stock under stock incentive plans	68,002	—	—	—	—
Stock-based compensation expense	—	—	1,027	—	1,027
Exercise of warrants	21,463	—	—	—	—
Net income	—	—	—	880	880
Balance at September 30, 2021	19,552,125	$2	$177,821	$(156,498)	$21,325

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$5,513	$676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	704	1,117
Gain on sale of property and equipment	(167)	—
Stock-based compensation	3,287	2,474
Non-cash warrant revaluation	(21)	5
Non-cash interest expense	93	274
Changes in operating assets and liabilities:
Accounts receivable	(4,357)	(3,022)
Inventory	(1,466)	(947)
Prepaid expenses and other current assets	470	(67)
Other assets	(28)	(175)
Accounts payable	1,218	656
Accrued liabilities	(1,138)	655
Deferred revenue	(25)	1,382
Lease liabilities	175	(90)
Net cash provided by operating activities	4,258	2,938
Cash flows from investing activities
Purchases of property and equipment	(1,320)	(578)
Proceeds received from sale of property and equipment	202	—
Net cash used in investing activities	(1,118)	(578)
Cash flows from financing activities
Payments on long-term debt	(1,800)	(2,800)
Payments of debt issuance costs	(10)	—
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	703	399
Net cash used in financing activities	(1,107)	(2,401)
Net increase (decrease) in cash and cash equivalents	2,033	(41)
Cash and cash equivalents at beginning of period	21,409	14,599
Cash and cash equivalents at end of period	$23,442	$14,558
Supplementary cash flow information:
Interest paid	$125	$178
Operating cash flows paid for operating leases	$978	$1,212
Financing cash flows paid for finance leases	$8	$—
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$6,837	$—
Right-of-use assets obtained in exchange for finance lease liabilities	$36	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$773	$—
Bonus settled in shares of common stock	$—	$364

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2021, has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, fair value of assets and liabilities, inventory reserves, product return reserves, deferred tax assets and related valuation allowances, and stock-based compensation. The Company believes its estimates and assumptions are reasonable; however, actual results may differ from the Company’s estimates.

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

Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Trade accounts receivable	$12,632	$8,140
Unbilled accounts receivable	319	450
Allowance for product returns and price adjustments	(401)	(397)
Accounts receivable, net	$12,550	$8,193

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

	Revenue				Accounts Receivable, net
	Three Months Ended		Nine Months Ended		As of
	September 30,		September 30,		September 30,	December 31,
Customers	2022	2021	2022	2021	2022	2021
Customer A	*	17%	*	14%	*	*
Customer B	24%	13%	22%	20%	41%	54%
Customer C	16%	*	14%	*	12%	*
Customer D	10%	*	*	*	*	*
*	Less than 10%

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

As of September 30, 2022, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments consist of Level 1 assets and a Level 3 liability. Level 1 assets consist of highly liquid money market funds that are included in cash equivalents. The Company’s Level 3 liability consists of warrants issued in connection with the Company’s current credit facility (Note 6).

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$23,458	$—	$—	$23,458
Total assets measured at fair value	$23,458	$—	$—	$23,458

Liabilities:
Warrant liability	$—	$—	$29	$29
Total liabilities measured at fair value	$—	$—	$29	$29

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$21,508	$—	$—	$21,508
Total assets measured at fair value	$21,508	$—	$—	$21,508

Liabilities:
Warrant liability	$—	$—	$50	$50
Total liabilities measured at fair value	$—	$—	$50	$50

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

The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Distributor	$13,986	$9,143	$37,586	24,644
Non-distributor	1,255	5,652	6,709	12,279
Total revenue	$15,241	$14,795	$44,295	$36,923

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Point in time	$14,932	$13,618	$41,582	34,212
Over time	309	1,177	2,713	2,711
Total revenue	$15,241	$14,795	$44,295	$36,923

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product sales	$14,571	$12,037	$40,465	$31,292
Licensing	52	1,108	1,398	2,293
Royalties	264	274	888	1,612
Other revenue	354	1,376	1,544	1,726
Total revenue	$15,241	$14,795	$44,295	$36,923

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
APAC	$10,030	$8,523	$27,634	$23,474
North America	2,980	4,197	9,865	8,623
EMEA	2,231	2,075	6,796	4,826
Total revenue	$15,241	$14,795	$44,295	$36,923

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$444	$464
Work-in-process	6,305	4,620
Finished goods	1,113	1,312
Total inventory	$7,862	$6,396

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Payroll-related expenses	$1,959	$2,845
Inventory	153	177
Other	329	557
Total accrued liabilities	$2,441	$3,579

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

As of September 30, 2022, the Company has billed $5.5 million for the performance under the contractual agreements. Under the input method of recognition, the Company has recognized $0.1 million and $1.4 million in revenue for the three and nine months ended September 30, 2022, respectively, and $4.7 million in revenue since inception of the contractual agreement. As a result, the Company recorded $0.8 million in deferred revenue as of September 30, 2022. As of December 31, 2021, the deferred revenue balance was $0.8 million. The Company expects to recognize the remaining $1.8 million of the transaction price as services are performed throughout the contractual period and performance is expected to be complete in the year ended December 31, 2024.

5. Leases

Operating leases consist primarily of office space expiring at various dates through 2029. Finance leases relate to a server lease expiring in January 2025. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The undiscounted future non-cancellable lease payments under the Company’s operating and finance leases were as follows (in thousands):

As of September 30, 2022	Amount
2022	$345
2023	1,396
2024	1,411
2025	1,416
2026	1,431
Thereafter	1,880
Total lease payments	7,879
Less: imputed interest	(909)
Total lease liabilities	6,970
Less: current portion of lease liabilities	(1,106)
Total lease liabilities, net of current portion	$5,864

Other information related to the Company’s operating lease liabilities was as follows:

	September 30,	December 31,
	2022	2021
Weighted-average remaining lease term (years)	5.60	1.08
Weighted-average discount rate	4.50%	6.00%

Other information related to the Company’s finance lease liabilities was as follows:

	September 30,	December 31,
	2022	2021
Weighted-average remaining lease term (years)	2.34	—
Weighted-average discount rate	4.50%	—%

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

In July 2021, the Company executed the second amendment to the 2019 Credit Facility with SVB. The amended Line of Credit allows for a maximum draw of $5.0 million, subject to a formula borrowing base, and bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 4.75%. As of September 30, 2022, the interest rate was 7.75%. Currently, $4.0 million remains available under the Line of Credit, subject to borrowing base availability. As of September 30, 2022, the effective interest rate under the Line of Credit was 8.03% and the outstanding balance was $1.0 million. The Line of Credit was set to mature on August 5, 2022. The third amendment, entered into on July 22, 2022, extended the maturity date of the Line of Credit to August 5, 2023.

The amended 2019 Term Loan provides for a $6.0 million term loan. The 2019 Term Loan has a term of 46 months, and a 16-month interest-only period followed by 30 months of equal principal payments of $200,000 per month, plus accrued interest. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 3.75%. As of September 30, 2022, the interest rate was 5.50%. A final payment of 7% of the original principal amount of the 2019 Term Loan must be made when the 2019 Term Loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment, which is accounted for as a debt discount, is being accreted using the effective interest method. The 2019 Term Loan has a prepayment fee equal to 2% of the total commitment, which is due only if the 2019 Term Loan is prepaid prior to the scheduled maturity date for any reason. As of September 30, 2022, the effective interest rate under the 2019 Term Loan was 5.64% and the outstanding balance was $2.2 million. The 2019 Term Loan matures on June 1, 2023.

In conjunction with entering into the 2019 Credit Facility, on August 5, 2019, the Company and SVB amended and restated the warrant issued to SVB in connection with the first amendment to the 2017 Credit Facility, which was a warrant to purchase 9,375 shares of the Company’s common stock at an exercise price of $8.91 per share, to add an option by SVB to put the warrant back to the Company for $50,000 upon expiration or a liquidity event, to be prorated if

SVB exercises a portion of the warrant. The warrant expires on July 6, 2023. The warrant is classified as a liability and recorded at fair value within other liabilities in the Company’s condensed balance sheet. Due to the put right, the warrant is subject to fair value remeasurement at each subsequent reporting date until the exercise or expiration of the warrant. Any resulting change in the fair value of the warrant will be recorded as other (expense) income, net in the Company’s statements of income and comprehensive income. The other (expense) income recognized for the three and nine months ended September 30, 2022 and 2021 related to the change in fair value of the warrant has been minimal and immaterial to the condensed financial statements.

Collateral for the 2019 Credit Facility includes all of the Company’s assets except for intellectual property. The Company is required to comply with certain covenants under the 2019 Credit Facility, including requirements to maintain a minimum cash balance and availability under the Line of Credit, and restrictions on certain actions without the consent of the lender, such as limitations on its ability to engage in mergers or acquisitions, sell assets, incur indebtedness, or grant liens or negative pledges on its assets, make loans or make other investments. Under these covenants, the Company is prohibited from paying cash dividends with respect to its capital stock. The Company was in compliance with all covenants as of September 30, 2022. The 2019 Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on the Company’s business, operations, or condition, or on the Company’s ability to perform its obligations under the 2019 Term Loan. As of September 30, 2022, management does not believe that it is probable that the clause will be triggered within the next 12 months.

The amortization of the debt issuance costs and accretion of the debt discount is included in interest expense within the statements of income and comprehensive income and included in non-cash interest expense within the statement of cash flows.

The carrying value of the Company’s 2019 Credit Facility at September 30, 2022, was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$3,220	$—	$3,220
Unamortized debt discounts	(38)	—	(38)
Net carrying value	$3,182	$—	$3,182

The carrying value of the Company’s 2019 Credit Facility as of December 31, 2021 was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$3,400	$1,620	$5,020
Unamortized debt discounts	(30)	(91)	(121)
Net carrying value	$3,370	$1,529	$4,899

The table below includes the principal repayments due under the 2019 Credit Facility (in thousands):

Principal Repayment as of September 30, 2022
2022	600
2023	2,620
Total principal repayments	$3,220

Of

7. Stock-Based Compensation

Summary of Stock Option Activity

The following table summarizes the stock option and award activity for the nine months ended September 30, 2022:

		Options Outstanding
			Weighted-	Weighted-
	Options and		Average	Average	Aggregate
	Awards		Exercise	Remaining	Intrinsic
	Available for	Number of	Price Per	Contractual	Value
	Grant	Options	Share	Life (years)	(In thousands)
Balance—December 31, 2021	1,038,956	1,783,298	$5.21	8.0	$10,891
Authorized	595,753
RSUs granted	(612,527)
RSUs cancelled/forfeited	24,094
Options granted	(489,244)	489,244	$8.17
Options exercised		(112,971)	$4.76		$324
Options cancelled/forfeited	127,951	(150,814)	$6.09
Balance—September 30, 2022	684,983	2,008,757	$5.89	8.1	$1,506
Options exercisable—September 30, 2022		837,333	$5.45	7.0	$826

The total grant date fair value of options vested was $798,000 and $178,000 during the three months ended September 30, 2022 and 2021, respectively, and $2.6 million and $711,000 during the nine months ended September 30, 2022 and 2021, respectively.

No options were granted during the three months ended September 30, 2022. The weighted-average grant date fair value of options granted was $3.59 per share during the three months ended September 30, 2021, and $5.40 and $3.58 during the nine months ended September 30, 2022 and 2021, respectively.

Of the 150,814 options cancelled/forfeited during the nine months ended September 30, 2022, 22,863 of the options relate to a prior stock-based compensation plan that are no longer available for grant under the current stock-based compensation plan.

2016 Employee Stock Purchase Plan

In January 2022, there was an increase of 198,584 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP) pursuant to the terms of the ESPP. The Company had 814,341 shares available for future issuance under the Company’s ESPP as of September 30, 2022. Employees purchased no shares during the three months ended September 30, 2022. Employees purchased 37,017 shares for $167,000 during the nine months ended September 30, 2022. Employees purchased 32,186 shares for $92,000 during the three and nine months ended September 30, 2021.

Restricted Stock Units

The following table summarizes restricted stock units (RSUs) activity for the nine months ended September 30, 2022:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2021	384,307	$5.00
Granted	612,527	$7.12
Vested	(268,298)	$5.90
Cancelled/forfeited	(24,094)	$5.88
Balance—September 30, 2022	704,442	$6.47

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date.

Stock-based Compensation Expense

As of September 30, 2022, there was $4.3 million of total unrecognized stock-based compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 2.6 years and there was $3.8 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.5 years.

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

9. Net Income Per Common Share

Basic net income per common share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding for the period less shares subject to repurchase, without consideration of potentially dilutive securities. Diluted earnings per share is calculated using the treasury stock method by dividing net income by the total weighted average shares of common stock outstanding in addition to the potential impact of dilutive securities including restricted stock units, warrants, and options. In periods with a net loss, potentially dilutive securities are excluded from the Company’s calculation of earning per share as their inclusion would have an antidilutive effect.

The following tables set forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share amounts):

Basic EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$1,907	$880	$5,513	$676
Denominator:
Weighted-average shares of common stock outstanding, basic	20,206,728	19,511,132	20,058,744	19,296,241
Net income per common share, basic	$0.09	$0.05	$0.27	$0.03

Diluted EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$1,907	$880	$5,513	$676
Less: warrant liability fair value gain recognized	—	—	(21)	—
Net income attributable to common stockholders, diluted	1,907	880	$5,492	$676
Denominator:
Weighted-average shares of common stock outstanding, basic	20,206,728	19,511,132	20,058,744	19,296,241
Dilutive effect of stock options and RSUs	332,336	401,786	640,070	491,648
Weighted-average shares of common stock outstanding, diluted	20,539,064	19,912,918	20,698,814	19,787,889
Net income per common share, diluted	$0.09	$0.04	$0.27	$0.03

Potentially dilutive securities representing 2.0 million and 1.3 million stock options and RSUs that were outstanding during the three-months ended of September 30, 2022, and 2021, respectively, and 0.7 million and 1.3 million stock options and RSUs outstanding during the nine months ended September 30, 2022 and 2021, respectively, were excluded from the computation of diluted earnings per common share during these periods as their inclusion would have an antidilutive effect.

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

Adjusted EBITDA. Our management and board of directors use Adjusted EBITDA to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short-term and long-term operating and financing plans. Accordingly, we believe that Adjusted EBITDA provides useful information for investors in understanding and evaluating our operating results in the same manner as our management and our board of directors. Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, not as superior to, or as a substitute for, net income reported in accordance with GAAP. The following table presents a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Adjusted EBITDA reconciliation:
Net income	$1,907	$880	$5,513	$676
Depreciation and amortization	242	361	704	1,117
Stock-based compensation expense	1,152	1,027	3,287	2,474
Interest expense	73	165	218	461
Income tax expense	—	22	—	75
Adjusted EBITDA	$3,374	$2,455	$9,722	$4,803

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(As a percentage of revenue)
Product sales	$14,571	$12,037	96%	81%
Licensing, royalty, patent, and other revenue	670	2,758	4	19
Total revenue	15,241	14,795	100	100
Cost of product sales	6,122	6,043	40	41
Cost of licensing, royalty, patent, and other revenue	155	304	1	2
Total cost of sales	6,277	6,347	41	43
Gross profit	8,964	8,448	59	57
Operating expenses:
Research and development	2,879	3,105	19	21
General and administrative	2,971	2,996	19	20
Sales and marketing	1,203	1,272	8	9
Total operating expenses	7,053	7,373	46	50
Income from operations	1,911	1,075	13	7
Interest expense	(73)	(165)	—	(1)
Other income (expense), net	69	(8)	—	—
Net income before income taxes	1,907	902	13	6
Income tax expense	—	(22)	—	—
Net income and comprehensive income	$1,907	$880	13%	6%

	Nine Months Ended September 30,
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)		(As a percentage of revenue)
Product sales	$40,465	$31,292	91%	85%
Licensing, royalty, patent, and other revenue	3,830	5,631	9	15
Total revenue	44,295	36,923	100	100
Cost of product sales	17,667	14,629	40	40
Cost of licensing, royalty, patent, and other revenue	750	665	2	2
Total cost of sales	18,417	15,294	42	41
Gross profit	25,878	21,629	58	59
Operating expenses:
Research and development	8,014	8,901	18	24
General and administrative	8,560	8,177	19	22
Sales and marketing	3,629	3,304	8	9
Total operating expenses	20,203	20,382	45	55
Income from operations	5,675	1,247	13	4
Interest expense	(218)	(461)	(1)	(2)
Other expense, net	56	(35)	—	—
Net income before income taxes	5,513	751	12	2
Income tax expense	—	(75)	—	—
Net income and comprehensive income	$5,513	$676	12%	2%

Comparison of the three months ended September 30, 2022 and 2021

Revenue

We generated 92% and 62% of our revenue from products sold to distributors for the three months ended September 30, 2022 and 2021, respectively.

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

	Three Months Ended September 30,
	2022	2021
APAC	$10,030	$8,523
North America	2,980	4,197
EMEA	2,231	2,075
Total revenue	$15,241	$14,795

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	%

	(Dollars in thousands)
Product sales	$14,571	$12,037	$2,534	21.1%
Licensing, royalty, patent, and other revenue	670	2,758	(2,088)	(75.7)%
Total revenue	$15,241	$14,795	$446	3.0%

Total revenue increased by $0.4 million, or 3.0%, from $14.8 million during the three months ended September 30, 2021 to $15.2 million during the three months ended September 30, 2022. The increase was primarily due to an increase of product sales by $2.5 million, or 21.1%, from $12.0 million to $14.6 million driven by a higher volume of units produced and sold, along with average sales price increases to offset supplier price increases.

Licensing, royalty, patent, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Our best estimate of royalty revenue earned is made through the year, with an annual adjustment recognized for actual sales in the first quarter of each fiscal year. Licensing, royalty, patent, and other revenue decreased by $2.1 million, or 75.7%, from $2.8 million during the three months ended September 30, 2021 to $0.7 million during the three months ended September 30, 2022. The decrease was driven by a decrease in licensing revenues from a contractual agreement with a customer for the development of a RAD-Hard product, consisting of a technology license, a design license agreement, and development contract that was entered into in the second quarter of 2021, along with a patent sale in the third quarter of 2021 resulting in approximately $1.3 million in revenue. There were no patent sales in the third quarter of 2022.

Cost of Sales and Gross Margin

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	%

	(Dollars in thousands)
Cost of product sales	$6,122	$6,043	$79	1.3%
Cost of licensing, royalty, patent, and other revenue	155	304	(149)	(49.0)%
Total cost of sales	$6,277	$6,347	$(70)	(1.1)%
Gross margin	58.8%	60.7%

Cost of product sales increased by $0.1 million, or 1.3%, from $6.0 million during the three months ended September 30, 2021, to $6.1 million during the three months ended September 30, 2022. The increase was due to an increase in product sales and price increases from suppliers, offset by increased yields on toggle products.

Cost of licensing, royalty, patent, and other revenue decreased by $0.1 million, or 49% from $0.3 million during the three months ended September 30, 2021, to $0.2 million during the three months ended September 30, 2022. The decrease was due to a decline in licensing costs.

Gross margin decreased from 60.7% during the three months ended September 30, 2021, to 58.8% during the three months ended September 30, 2022. The decrease in gross margin was primarily due to price increases from suppliers and lower licensing, royalty, patent, and other revenue.

Operating Expenses

Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant component of each of our operating expense categories.

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Research and development	$2,879	$3,105	$(226)	(7.3)%
Research and development as a % of revenue	19%	21%

Research and Development Expenses. Research and development expenses decreased by $0.2 million, or 7.3%, from $3.1 million during the three months ended September 30, 2021, to $2.9 million during the three months ended

September 30, 2022. The decrease is primarily due to reduced development expenses related to the new 28nm product, that has started producing samples in 2022.

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
General and administrative	$2,971	$2,996	$(25)	(0.8)%
General and administrative as a % of revenue	19%	20%

General and Administrative Expenses. General and administrative expenses remained relatively consistent at $3.0 million during the three months ended September 30, 2022 and 2021, respectively.

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Sales and marketing	$1,203	$1,272	$(69)	(5.4)%
Sales and marketing as a % of revenue	8%	9%

Sales and Marketing Expenses. Sales and marketing expenses decreased by $0.1 million, or 5.4%, from $1.3 million during the three months ended September 30, 2021, to $1.2 million during the three months ended September 30, 2022. The decrease was primarily due to a decrease in variable compensation.

Interest Expense

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	%

	(Dollars in thousands)
Interest expense	$73	$165	$(92)	(55.8)%

Interest expense decreased by $92,000, or 55.8%, from $165,000 during the three months ended September 30, 2021, to $73,000 during the three months ended September 30, 2022. The decrease was due to lower outstanding balances under the credit facility during the three months ended September 30, 2022, resulting in less interest incurred.

Other Income (Expense), Net

	Three Months Ended
	September 30,		Change
	2022	2021	Amount	%

	(Dollars in thousands)
Other income (expense), net	$69	$(8)	$77	962.5%

Other income (expense), net changed from a $8,000 expense to income of $69,000 from the three months ended September 30, 2021 to the three months ended September 30, 2022. The increase was primarily due to interest income earned on the money market cash account.

Comparison of the nine months ended September 30, 2022 and 2021

Revenue

We generated 85% and 67% of our revenue from products sold through distributors for the nine months ended September 30, 2022 and 2021, respectively.

Our revenue by region and by type for the periods indicated were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
APAC	$27,634	$23,474
North America	9,865	8,623
EMEA	6,796	4,826
Total revenue	$44,295	$36,923

	Nine Months Ended
	September 30,		Change
	2022	2021	Amount	%

	(Dollars in thousands)
Product sales	$40,465	$31,292	$9,173	29.3%
Licensing, royalty, patent, and other revenue	3,830	5,631	(1,801)	(32.0)%
Total revenue	$44,295	$36,923	$7,372	20.0%

Total revenue increased by $7.4 million, or 20.0%, from $36.9 million during the nine months ended September 30, 2021 to $44.3 million during the nine months ended September 30, 2022. The increase was primarily due to an increase of product sales by $9.2 million, or 29.3%, from $31.3 million to $40.5 million driven by a higher volume of units produced and sold, along with average sales price increases to offset supplier price increases.

Licensing, royalty, patent, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Our best estimate of royalty revenue earned is made through the year, with an annual adjustment recognized for actual sales in the first quarter of each fiscal year. Licensing, royalty, patent, and other revenue decreased by $1.8 million, or 32.0%, from $5.6 million during the nine months ended September 30, 2021 to $3.8 million during the nine months ended September 30, 2022. The decrease was driven by higher licensing revenues during the nine months ended September 30, 2021, from a contractual agreement with a customer for the development of a RAD-Hard product, consisting of a technology license, a design license agreement, and development contract that was entered into in the second quarter of 2021, along with a patent sale in the third quarter of 2021 resulting in approximately $1.3 million in revenue. There were no patent sales in the nine months ended September 30, 2022.

Cost of Sales and Gross Margin

	Nine Months Ended
	September 30,		Change
	2022	2021	Amount	%

	(Dollars in thousands)
Cost of product sales	$17,667	$14,629	$3,038	20.8%
Cost of licensing, royalty, patent, and other revenue	750	665	85	12.8%
Total cost of sales	$18,417	$15,294	$3,123	20.4%
Gross margin	58.4%	58.6%

Cost of product sales increased by $3.0 million, or 20.8%, from $14.6 million during the nine months ended September 30, 2021, to $17.6 million during the nine months ended September 30, 2022. The increase was due to an increase in product sales, along with price increases from suppliers.

Cost of licensing, royalty, patent, and other revenue increased by $0.1 million from $0.7 million during the nine months ended September 30, 2021, to $0.8 million during the nine months ended September 30, 2022. The increase was primarily due to increases in foundry activities.

Gross margin decreased from 58.6% during the nine months ended September 30, 2021, to 58.4% during the nine months ended September 30, 2022. The decrease in gross margin was primarily due to price increases from suppliers and lower licensing, royalty, patent, and other revenue.

Operating Expenses

Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant component of each of our operating expense categories.

	Nine Months Ended
	September 30,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Research and development	$8,014	$8,901	$(887)	(10.0)%
Research and development as a % of revenue	18%	24%

Research and Development Expenses. Research and development expenses decreased by $0.9 million, or 10.0%, from $8.9 million during the nine months ended September 30, 2021 to $8.0 million during the nine months ended September 30, 2022. The decrease is primarily due to reduced development expenses related to the new 28nm product that has started producing samples in 2022.

	Nine Months Ended
	September 30,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
General and administrative	$8,560	$8,177	$383	4.7%
General and administrative as a % of revenue	19%	22%

General and Administrative Expenses. General and administrative expenses increased by $0.4 million, or 4.7%, from $8.2 million during the nine months ended September 30, 2021, to $8.6 million during the nine months ended September 30, 2022. The increase is primarily due to increased stock-based compensation expense offset by a gain on the sale of property and equipment.

	Nine Months Ended
	September 30,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Sales and marketing	$3,629	$3,304	$325	9.8%
Sales and marketing as a % of revenue	8%	9%

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.3 million, or 9.8%, from $3.3 million during the nine months ended September 30, 2021, to $3.6 million during the nine months ended September 30, 2022. The increase was primarily due to an increase in variable compensation.

Interest Expense

	Nine Months Ended
	September 30,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Interest expense	$218	$461	$(243)	(52.7)%

Interest expense decreased by $243,000, or 52.7%, from $461,000 during the nine months ended September 30, 2021, to $218,000 during the nine months ended September 30, 2022. The decrease was due to lower outstanding balances under the credit facility during the nine months ended September 30, 2022, resulting in less interest incurred.

Other Income (Expense), Net

	Nine Months Ended
	September 30,		Change
	2022	2021	Amount	%

	(Dollars in thousands)
Other income (expense), net	$56	$(35)	$91	(260.0)%

Other income (expense) changed from $35,000 in expense to $56,000 in income from the nine months ended September 30, 2021 to the nine months ended September 30, 2022. The increase was primarily due to interest income earned on the money market cash account.

Liquidity and Capital Resources

As of September 30, 2022, we had $23.4 million of cash and cash equivalents, compared to $21.4 million as of December 31, 2021. We believe our cash and cash equivalents are sufficient to meet our anticipated capital requirements. Our future capital requirements will depend on many factors, including, among other things, our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products.

For additional information about the 2019 Credit Facility, see Note 6 to our condensed financial statements in Part I, Item 1 of this report.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2022	2021

	(In thousands)
Cash provided by operating activities	$4,258	$2,938
Cash used in investing activities	(1,118)	(578)
Cash used in financing activities	(1,107)	(2,401)

Cash Flows From Operating Activities

During the nine months ended September 30, 2022, cash provided by operating activities was $4.3 million, which consisted of net income of $5.5 million, cash provided by non-cash charges of $3.9 million and changes of net operating assets and liabilities of $5.2 million. The non-cash charges primarily consisted of stock-based compensation of $3.3 million, and depreciation and amortization of $0.7 million. The use of cash due to the change in our net operating assets and liabilities was primarily due to an increase in accounts receivable of $4.4 million due to timing of cash receipts for outstanding balances, an increase in inventory of $1.5 million, and a decrease in accrued liabilities of $1.1 million primarily due to timing of variable compensation costs. These uses were partially offset by a decrease in prepaid and other current assets of $0.5 million and an increase in accounts payable of $1.2 million.

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

Cash Flows From Investing Activities

Cash used in investing activities during the nine months ended September 30, 2022, was $1.1 million, reflecting $1.3 million for the purchase of manufacturing equipment partially offset by $0.2 million in proceeds received on the sale of property and equipment.

Cash used in investing activities during the nine months ended September 30, 2021, was $0.6 million for the purchase of manufacturing and computer equipment.

Cash Flows From Financing Activities

Cash used in financing activities during the nine months ended September 30, 2022, was $1.1 million, consisting mainly of $1.8 million of payments of term loan installments partially offset by $0.7 million in proceeds from the exercise of employee stock options.

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

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2022, the end of the period covered by this quarterly report on Form 10-Q.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2022, based on the material weakness discussed below.

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

Except with respect to the remediation actions described above, there have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

We are subject to a variety of risks and uncertainties, including risks related to our financial condition and our indebtedness, risks related to our business and our industry, risks related to our intellectual property and technology, risks related to regulatory matters and compliance, risks related to our common stock and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:

●	We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities.
●	We cannot be certain that we will sustain profitability.
●	Provisions of our credit facility may restrict our ability to pursue our business strategies.
●	The ongoing COVID-19 global pandemic has adversely affected, and is expected to continue to adversely affect, our business, results of operations and financial condition. The widespread outbreak of any other illnesses or communicable diseases could also adversely affect our business, results of operations and financial condition.
●	The limited history of STT-MRAM adoption makes it difficult to evaluate our current business and future prospects.
●	We may be unable to match production with customer demand for a variety of reasons including our inability to accurately forecast customer demand or the capacity constraints of our suppliers, which could adversely affect our operating results.
●	As we expand into new potential markets, we expect to face intense competition, including from our customers and potential customers, and may not be able to compete effectively, which could harm our business.
●	We rely on third parties to distribute, manufacture, package, assemble and test our products, which exposes us to a number of risks, including reduced control over manufacturing and delivery timing and potential exposure to price fluctuations, which could result in a loss of revenue or reduced profitability.
●	Disruptions in our supply chain and increased costs of components used in our products may adversely impact our business, results of operations and financial condition, including our ability to fulfill customer demand.
●	Our joint development agreement and strategic relationships involve numerous risks.
●	We must continuously develop new and enhanced products, and if we are unable to successfully market our new and enhanced products for which we incur significant expenses to develop, our results of operations and financial condition will be materially adversely affected.
●	Our success and future revenue depend on our ability to secure design wins and on our customers’ ability to successfully sell the products that incorporate our solutions. Securing design wins is a lengthy, expensive, and competitive process, and may not result in actual orders and sales, which could cause our revenue to decline.
●	The loss of one or several of our customers or reduced orders or pricing from existing customers may have a significant adverse effect on our operations and financial results.
●	We face competition and expect competition to increase in the future. If we fail to compete effectively, our revenue growth and results of operations will be materially and adversely affected.
●	Our costs may increase substantially if we or our third-party manufacturing contractors do not achieve satisfactory product yields or quality.
●	The complexity of our products may lead to defects, which could negatively impact our reputation with customers and result in liability.

●	We may experience difficulties in transitioning to new wafer fabrication process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.
●	Changes to industry standards and technical requirements relevant to our products and markets could adversely affect our business, results of operations and prospects.
●	Our success depends on our ability to attract and retain key employees, and our failure to do so could harm our ability to grow our business and execute our business strategies.
●	We currently maintain, and are seeking to expand, operations outside of the United States which exposes us to significant risks.

For a more complete discussion of the material risk factors applicable to us, see below.

Risk Factors Related to Our Financial Condition and Our Indebtedness

We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities.

Our total revenue was approximately $44.3 million for the nine months ended September 30, 2022, and $55.1 million for the year ended December 31, 2021. As of September 30, 2022, we had cash and cash equivalents of approximately $23.4 million. Based on our current operating plan, we believe our existing cash and cash equivalents, coupled with availability under our credit facility and our anticipated growth and sales levels, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our existing capital may be insufficient to meet our long-term requirements. We have no committed sources of funding other than our revolving line of credit facility and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. If adequate funding is not available when needed, we may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

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

We cannot be certain that we will sustain profitability.

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

We could be negatively impacted by the widespread outbreak of an illness, any other communicable disease or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. More recently, new variants of COVID-19, that are significantly more contagious than previous strains, have emerged. The spread of these new strains have caused many government authorities and businesses to implement measures to try to reduce the spread that had become less prevalent. While some of these restrictions have begun to be lifted, the lingering impact of the COVID-19 pandemic continues to create significant volatility throughout the global economy, including supply chain constraints, labor supply issues and higher inflation. Accordingly, it is unclear at this point the full impact COVID-19 and its variants will have on the global economy and on our Company.

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

If we fail to procure sufficient components used in our products, we may be unable to deliver our products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We would likely experience significant delays or cessation in producing some of our products if a labor strike, natural disaster, public health crisis, geopolitical event, or other supply disruption were to occur, including as a result of the COVID-19 pandemic or the military conflict in Ukraine, at any of our main suppliers.

Further, the upturn in the semiconductor industry has stretched the supply chain, and we are subject to supply shortages, as well as higher costs as suppliers opportunistically raise prices. For example, there is currently a worldwide shortage of semiconductor, memory and other electronic components affecting many industries. Our products are dependent on some of these electronic components. A continued shortage of electronic components may impact us significantly and could cause us to experience extended lead times and increased prices from our suppliers, which could be significant. Extended lead times and decreased availability of key components could result in a significant disruption to our production schedule, all of which would have an adverse effect on our business, results of operations and financial condition. Additionally, the military conflict in Ukraine creates additional uncertainty and risks relating to our supply chain and the cost of components. See “—General Risk Factors—Unfavorable economic, market and geopolitical conditions, domestically and internationally, may adversely affect our business, financial condition, results of operations and cash flows” for additional information.

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

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our four largest end customers together accounted for 29% of our total revenue for the nine months ended September 30, 2022, and one of these customers accounted for more than 10% of our revenue during that period. Our four largest end customers together accounted for 47% of our total revenue for the year ended December 31, 2021, and one of these customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition, and cash flows.

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

● terrorism and acts of war, such as the military conflict in Ukraine, which could have a negative impact on sales throughout Europe and Asia

● US Department of Commerce regulations or restrictions on exports of certain semiconductor technologies and equipment to China

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

●    changes in earnings estimates or recommendations by securities analysts; and

●    general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors, including those due to the duration and severity of the COVID-19 pandemic and the military conflict in Ukraine.

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

We have significant customer sales both in the United States and internationally. We also rely on domestic and international suppliers, manufacturing partners and distributors. We are therefore susceptible to adverse U.S. and international economic and market conditions. If any of our manufacturing partners, customers, distributors or suppliers experience slowdowns in their business, serious financial difficulties or cease operations, including as a result of the COVID-19 pandemic, our business will be adversely affected. In addition, the adverse impact of general economic factors that are beyond our control, including, but not limited to, housing markets, recession, inflation, deflation, consumer credit activity, consumer debt levels, fuel and energy costs, interest rates, tax rates and policy, unemployment trends, potential industry downturn, the impact of natural disasters such as pandemics, civil disturbances, terrorist activities, and acts of war, including the military conflict in Ukraine, may adversely impact consumer spending, which may adversely impact our customers’ spending and demand for our products. Additionally, the military conflict in Ukraine and escalating geopolitical tensions resulting from such conflict have resulted and may continue to result in sanctions, tariffs, and import-export restrictions which, when combined with retaliatory actions taken by Russia, could cause further inflationary pressures and economic and supply chain disruptions, as well as cause us to experience extended lead times and increased prices from our suppliers. Any of the foregoing could adversely affect our business, financial condition, results of operations, and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	10/13/2016

3.1.1	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/22/2019

3.1.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/27/2020

3.2	Amended and Restated Bylaws	8-K	001-37900	3.2	5/22/2019

10.1	Third Amendment to Amended and Restated Loan and Security Agreement, dated as of July 22, 2022, between the Company and Silicon Valley Bank	10-Q	001-37900	10.1	8/12/2022

10.2*	Subcontract Agreement, dated as of October 3, 2022, between the Company and QuickLogic Corporation

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Everspin Technologies, Inc.

Date: November 10, 2022	By:	/s/ Sanjeev Aggarwal
Sanjeev Aggarwal
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Anuj Aggarwal
Anuj Aggarwal
Chief Financial Officer
(Principal Financial and Accounting Officer)