Form 10-K
period 2022-12-31
EVERSPIN TECHNOLOGIES INC
filed 2023-03-02
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐    NO  ☒

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the Registrant held by non-affiliates, based upon the closing sales price for the Registrant’s common stock for such date, as quoted on the Nasdaq Global Market, was approximately $118.4 million. Shares of common stock held by each officer, director and entities affiliated with directors have been excluded because such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations of the Exchange Act. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of Registrant’s common stock outstanding as of February 28, 2023 was 20,441,256.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Risk Factor Summary

We are subject to a variety of risks and uncertainties, including risks related to our financial condition and our indebtedness, risks related to our business and our industry, risks related to our intellectual property and technology, risks related to regulatory matters and compliance, risks related to our common stock and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:

●	We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities.
●	We cannot be certain that we will sustain profitability.
●	Provisions of our credit facility may restrict our ability to pursue our business strategies.
●	The ongoing COVID-19 global pandemic has adversely affected, and is expected to continue to adversely affect, our business, results of operations and financial condition. The widespread outbreak of any other illnesses or communicable diseases could also adversely affect our business, results of operations and financial condition.
●	The limited history of STT-MRAM adoption makes it difficult to evaluate our current business and future prospects.
●	We may be unable to match production with customer demand for a variety of reasons including macroeconomic factors due to the cyclical nature of the semiconductor industry, our inability to accurately forecast customer demand, supply chain constraints, or the capacity constraints of our suppliers, which could adversely affect our operating results.
●	As we expand into new potential markets, we expect to face intense competition, including from our customers and potential customers, and may not be able to compete effectively, which could harm our business.
●	We rely on third parties to distribute, manufacture, package, assemble and test our products, which exposes us to a number of risks, including reduced control over manufacturing and delivery timing and potential exposure to price fluctuations, which could result in a loss of revenue or reduced profitability.
●	Disruptions in our supply chain may adversely impact our ability to fulfill customer demand which, in turn, may adversely impact our business, results of operations, and financial condition.
●	Our joint development agreement and strategic relationships involve numerous risks.
●	We must continuously develop new and enhanced products, and if we are unable to successfully market our new and enhanced products for which we incur significant expenses to develop, our results of operations and financial condition will be materially adversely affected.
●	Our success and future revenue depend on our ability to secure design wins and on our customers’ ability to successfully sell the products that incorporate our solutions. Securing design wins is a lengthy, expensive, and competitive process, and may not result in actual orders and sales, which could cause our revenue to decline.
●	The loss of one or several of our customers or reduced orders or pricing from existing customers may have a significant adverse effect on our operations and financial results.
●	We face competition and expect competition to increase in the future. If we fail to compete effectively, our revenue growth and results of operations will be materially and adversely affected.
●	Our costs may increase substantially if we or our third-party manufacturing contractors do not achieve satisfactory product yields or quality.
●	The complexity of our products may lead to defects, which could negatively impact our reputation with customers and result in liability.
●	We may experience difficulties in transitioning to new wafer fabrication process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

●	Changes to industry standards and technical requirements relevant to our products and markets could adversely affect our business, results of operations, and prospects.
●	Our success depends on our ability to attract and retain key employees, and our failure to do so could harm our ability to grow our business and execute our business strategies.
●	We currently maintain, and are seeking to expand, operations outside the United States which exposes us to significant risks.

For a more complete discussion of the material risk factors applicable to us, see “Risk Factors” in Part I, Item 1A of this report.

PART I

Item 1. Business.

General

Everspin is a pioneer in the successful commercialization of Magnetoresistive Random Access Memory (MRAM) technology. Our portfolio of MRAM technologies, including Toggle MRAM and Spin-transfer Torque MRAM (STT-MRAM), is delivering superior performance, persistence and reliability in non-volatile memories that transform how mission-critical data is protected against power loss. With over 15 years of MRAM technology and manufacturing leadership, our memory solutions deliver significant value to our customers in key markets such as industrial, medical, automotive/transportation, aerospace, and data center. We are the leading supplier of discrete MRAM components and a successful licensor of our broad portfolio of related technology intellectual property.

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

For the years ended December 31, 2022 and 2021, we recorded revenue of $60.0 million and $55.1 million, gross margin of 56.6% and 60.0%, and net income of $6.1 million and $4.3 million, respectively. Our headquarters is located in Chandler, Arizona. Our principal design center is in Austin, Texas, and we have additional sales operations in the Americas, Europe, and Asia-Pacific regions.

Product Overview

We have a strong track record of innovation in MRAM technology, as demonstrated by our successive introduction of MRAM products that address an increasingly broad spectrum of applications. Our MRAM discrete solutions as well as other offerings are described as follows:

Toggle MRAM

Our Toggle MRAM products have been in production since 2008 and are currently shipping in 128kb to 32Mb densities. These high performance, non-volatile memories are designed primarily to address applications in the industrial, medical, automotive/transportation, and data center markets. We offer these products with industry standard interfaces, including Parallel, Serial Peripheral Interface (SPI) and Quad SPI (QSPI) interfaces, enabling our customers to easily replace legacy memory components like Static Random Access Memory (SRAM) and Ferroelectric Random Access Memory (FRAM) with Toggle MRAM. We have never had an end-of-life event for any of our Toggle MRAM products which enables our customers to design in a product with the assurance that it will be available for many years to come.

Spin-Transfer Torque MRAM

Spin Transfer Torque MRAM (STT-MRAM) technology can be tuned to deliver products in Dynamic Random Access Memory (DRAM), SRAM and NOR Flash applications. Our STT-MRAM products targeting DRAM replacement started production in 2017 and are currently shipping in 256Mb and 1Gb densities. These high density, high performance persistent memories are delivering significant value to SSD, Persistent Memory Cards, Fabric Accelerator, and other applications in the data center market. We offer these products with DDR3 and DDR4 derivative interfaces, facilitating the replacement of battery-backed DRAM with STT-MRAM.

STT-MRAM enabled scaling of our Toggle MRAM products to higher densities on advanced CMOS nodes. In 2022, we started production of high density (8Mb to 128Mb) STT-MRAM products on 28nm CMOS node with standardized SPI, QSPI, and Octal SPI (OSPI) interfaces. These products are enabling our customers to simplify their system architecture and easily replace legacy memory components like SRAM and FRAM. They are ideal for use in electronic systems where data persistence and integrity, low power, low latency, and security are paramount, such as industrial IoT, artificial intelligence (AI), network/enterprise infrastructure, process automation and control, aeronautics/avionics, medical, and gaming.

Due to the limitations of NOR scaling past 45nm and availability of STT-MRAM on 22nm technology, we believe there is potential for STT-MRAM to enter multiple non-volatile memory (NVM) markets where fast reads/writes, high cycle counts, and extended data retention are required. We introduced the first STT-MRAM product addressing this segment of the market in 2022 and are currently shipping in 16Mb to 128Mb densities. STT-MRAM is uniquely positioned to deliver higher density (> 256Mb) monolithic parts for NOR replacement. These products are ideal for replacing NOR in Field Programmable Gate Array (FPGA) systems to store configuration memory and simultaneously enabling 100x faster Over The Air (OTA) updates. Today, no viable single chip solution exists except STT-MRAM.

Typically, on power up of a FPGA, the configuration memory that is stored off- or on- chip in a NOR chip is downloaded to the SRAM cells that execute the Look Up Tables (LUTs). This sequence of events creates a time lag between the power up and the execution of the LUTs. In addition, there is a security concern with the download of the configuration bit stream from the NOR to the SRAM. We have developed our STT-MRAM technology to act as the "configuration memory” in a FPGA eliminating the security concern and enabling instant-on characteristics. Furthermore, the STT-MRAM based configuration memory can be programmed multiple times with OTA updates or can be hard coded depending on the application. Since STT-MRAM can be scaled to advanced nodes and is already available on 22nm, monolithic embedded solutions are possible, we believe this solution is ideal for next generation FPGAs.

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

Licensing, Royalty, and Patent Overview

We leverage our broad IP portfolio to enable licensing, royalty revenue streams, and patent sales from non-core applications that can derive valuable differentiation through the use of Everspin MRAM and TMR sensor IP. For example, this includes the following:

●	We have licensed GLOBALFOUNDRIES to offer embedded MRAM in the solutions they manufacture for their customers providing high-performance non-volatile embedded memory.
●	We have licensed base MRAM design technology (EAR99) for use in radiation tolerant aerospace applications to customers for their custom designs.
●	We have licensed TMR sensor IP in 3D magnetic field sensing.
●	We have completed patent sales by transferring, assigning, and delivering patents to customers.

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

We have established relationships with several storage controller and FPGA companies, including Phison Electronics, Sage Micro, and Xilinx as well as IP core companies, including Cadence and Northwest Logic, to facilitate the integration of our MRAM solutions into our customers’ end products.

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

During the year ended December 31, 2022, more than 1,300 end customers purchased our products. Our four largest end customers together accounted for 24% of our total revenue for the year ended December 31, 2022, and one of these customers accounted for more than 10% of our revenue during that period. Our four largest end customers together accounted for 47% of our total revenue for the year ended December 31, 2021, and one of these customers individually accounted for more than 10% of our total revenue during the period.

Manufacturing

We rely on third-party suppliers for most phases of the manufacturing process, including initial fabrication, final test, and assembly.

Wafer Manufacturing

We perform BEOL manufacturing for our Toggle MRAM products and provide foundry services for licensed MRAM products and Magnetic Tunnel Junction (MTJ)-based sensors in our 200mm manufacturing facility. Our facility is in an ISO-4 clean room and our manufacturing line is ISO 9001:2015 certified. We actively manage inventory, including automated process flows, process controls and recipe management, and we use standard equipment to manufacture our products.

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

Our principal competitors to our Toggle MRAM products include companies that offer nonvolatile SRAM (NVSRAM), SRAM, and FRAM products, such as Infineon, Fujitsu, Integrated Silicon Solution (ISSI), Macronix, Microchip, Micron, Renesas, Samsung and Toshiba. Our STT-MRAM products replace discrete NOR, DRAM and SRAM where persistence is required and thus compete with DRAM and SRAM suppliers such as Hynix, Micron, Winbond, Samsung, and several other smaller companies. In the future we may also face competition from companies developing MRAM technologies, such as Avalanche, Samsung and other larger and smaller semiconductor companies. We may also face indirect competition from resistive random-access memory (RRAM), NOR and NAND Flash manufacturers in some market applications.

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

Intellectual Property

Our success depends, in part, on our ability to protect our products and technologies from unauthorized third-party copying and use. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights, and trademarks, as well as customary contractual protections. As of December 31, 2022, we held 520 issued patents that expire at various times between February 2023 and October 2042 and had 146 patent applications pending. Included in our issued patents and pending applications are patents/applications in the United States, China, Europe, France, Germany, Ireland, Italy, Japan, the Netherlands, the Republic of Korea, Singapore, Taiwan, and the United Kingdom.

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

Employees

As of December 31, 2022, we had 74 total employees in the United States, all of which were full-time employees, and 15 full-time equivalent and 3 part-time equivalent contractors and consultants in China, Germany, Italy, Japan, Malaysia, Singapore, and Taiwan. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees and contractors to be good.

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

Our total revenue was approximately $60.0 million for the year ended December 31, 2022, and $55.1 million for the year ended December 31, 2021. As of December 31, 2022, we had cash and cash equivalents of approximately $26.8 million. Based on our current operating plan, we believe our existing cash and cash equivalents, coupled with availability under our credit facility and our anticipated growth and sales levels, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our existing capital may be insufficient to meet our long-term requirements. We have no committed sources of funding other than our revolving line of credit facility and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. If adequate funding is not available when needed, we may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

Further, we may need to raise additional funds through financing or borrowings in order to accomplish our long-term planned objectives. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock.

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

While our products offer unique benefits over other industry memory technologies, the rate of adoption of our products and our ability to capture market share from legacy technologies is uncertain. Our revenue may also be adversely impacted by a number of other possible reasons, many of which are outside our control, including business conditions that adversely affect the semiconductor memory industry resulting in a decline in end market demand for our products, adverse impacts resulting from the COVID-19 pandemic, increased competition, ongoing supply chain constraints, or our failure to capitalize on growth opportunities. We also rely on achieving specific cost reduction targets that have uncertainty in their timing and magnitude. We may also incur unforeseen expenses in the ongoing operation of our business that cause us to exceed our operational spending plan. As a result, our ability to generate sufficient revenue growth and/or control expenses to transition to profitability and generate consistent positive cash flows is uncertain.

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

We could be negatively impacted by the widespread outbreak of an illness, any other communicable disease or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. More recently, new variants of COVID-19 have emerged. The spread of these new strains caused many government authorities and businesses to implement measures to try to reduce the spread that had become less prevalent. While some of these restrictions have begun to be lifted, the lingering impact of the COVID-19 pandemic continues to create significant volatility throughout the global economy, including supply chain constraints, labor supply issues, and higher inflation. Accordingly, it is unclear at this point the full impact COVID-19 and its variants will have on the global economy and on our Company.

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

We may be unable to match production with customer demand for a variety of reasons including macroeconomic factors due to the cyclical nature of the semiconductor industry, our inability to accurately forecast customer demand, supply chain constraints, or the capacity constraints of our suppliers, which could adversely affect our operating results.

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

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our four largest end customers together accounted for 24% of our total revenue for the year ended December 31, 2022, and one of these customers accounted for more than 10% of our revenue during that period. Our four largest end customers together accounted for 47% of our total revenue for the year ended December 31, 2021, and one of these customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition, and cash flows.

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

● terrorism and acts of war, such as the military conflict in Ukraine, which could have a negative impact on sales throughout Europe and Asia; and

● US Department of Commerce regulations or restrictions on exports of certain semiconductor technologies and equipment to China.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income and tax credits to offset tax. As of December 31, 2022, we had gross federal net operating loss carryforwards of approximately $119.9 million, of which $79.1 million will expire in 2028 through 2037 if not utilized, and $40.8 million will carryover indefinitely. As of December 31, 2022, we had state net operating loss carryforwards of approximately $50.3 million, of which $47.5 million will expire in 2028 through 2041 if not utilized, and $2.8 million will carryover indefinitely. The federal NOLs generated prior to 2018 will continue to be governed by the NOL tax rules as they existed prior to the adoption of the 2017 Tax Cuts and Jobs Act (2017 Tax Act), which means that generally they will expire 20 years after they were generated if not used prior thereto. The 2017 Tax Act repealed the 20-year carryforward and two-year carryback of NOLs originating after December 31, 2017, and also limits the NOL deduction to 80% of taxable income for tax years beginning after December 31, 2017. Any NOLs generated in 2018 and forward will be carried forward and will not expire. There is no current impact to us as we continue to be in a loss position for U.S. income tax purposes. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. The ability to utilize our net operating losses and tax credits could also be impaired under state law. As a result, we might not be able to utilize a material portion of our state NOLs and tax credits.

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

We have significant customer sales both in the United States and internationally. We also rely on domestic and international suppliers, manufacturing partners and distributors. We are therefore susceptible to adverse U.S. and international economic and market conditions. If any of our manufacturing partners, customers, distributors or suppliers experience slowdowns in their business, serious financial difficulties or cease operations, including as a result of the COVID-19 pandemic, our business will be adversely affected. In addition, the adverse impact of general economic factors that are beyond our control, including, but not limited to, housing markets, recession, inflation, deflation, consumer credit activity, consumer debt levels, fuel and energy costs, interest rates, tax rates and policy, unemployment trends, potential industry downturn, the impact of natural disasters such as pandemics, civil disturbances, terrorist activities and acts of war, including the military conflict in Ukraine, may adversely impact consumer spending, which may adversely impact our customers’ spending and demand for our products. Additionally, the military conflict in Ukraine and escalating geopolitical tensions resulting from such conflict have resulted and may continue to result in sanctions, tariffs, and import-export restrictions which, when combined with retaliatory actions taken by Russia, could cause further inflationary pressures and economic and supply chain disruptions, as well as cause us to experience extended lead times and increased prices from our suppliers. Any of the foregoing could adversely affect our business, financial condition, results of operations and cash flows.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office space for our corporate headquarters located in Chandler, Arizona and for our design facility located in Austin, Texas. We also lease fabrication, lab, and office space for our manufacturing operations in Chandler, Arizona.

The Chandler, Arizona corporate headquarters lease is for 18,815 square feet of office and laboratory space. The prior lease for the Chandler, Arizona corporate headquarters facility expired in January 2022, upon which a new lease was entered into, with an initial term that ends on January 31, 2029, and an option to renew the lease through January 31, 2034. The Austin, Texas lease is for 6,171 square feet of space for our design facility. The prior lease for the Austin, Texas facility expired in January 2022, upon which a new lease was entered into with an initial term that ends on April 15, 2027, and an option to renew the lease through April 15, 2030. The Chandler, Arizona manufacturing operations lease is for 11,496 square feet of fabrication, lab, and office space. The prior Chandler, Arizona manufacturing operations lease was initially set to expire in January 2023 but was renewed and amended in 2022 to extend the lease through January 2028.

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

Holders of Record

As of February 28, 2023, we had 19 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

	Year Ended December 31,
	2022	2021
Adjusted EBITDA reconciliation:
Net income	$6,129	$4,343
Depreciation and amortization	982	1,455
Stock-based compensation expense	4,408	3,227
Interest expense	274	547
Income tax expense	14	4
Adjusted EBITDA	$11,807	$9,576

Design wins. To continue to grow our revenue, we must continue to achieve design wins for our MRAM products. We consider a design win to occur when an OEM or contract manufacturer notifies us that it has qualified one of our products as a component in a product or system for production. Because the life cycles for our customers’ products can last for many years, if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win. New design wins in each successive quarter of 2022 were 61, 49, 48, and 52, respectively, compared to 40, 37, 40, and 64 in each successive quarter of 2021, respectively.

Effect of the COVID-19 Pandemic on our Business

The COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” total lock-down orders, business limitations or shutdowns and similar orders. More recently, new variants of COVID-19, such as the Omicron variant and its subvariants, that are significantly more contagious than previous strains have emerged. The spread of these new strains has caused many government authorities and businesses to reimplement the aforementioned measures to try to reduce the spread that had become less prevalent. While some of these restrictions have been lifted, the lingering impact of the COVID pandemic continues to create significant volatility throughout the global economy, including supply chain constraints, labor supply issues and higher inflation. Accordingly, it is unclear at this point the full impact COVID-19 and its variants will have on the global economy and on our company.

Overall, our business remained operational in the midst of the COVID-19 pandemic. However, as a result of the ongoing related responses from government authorities, our business, results of operations and financial condition have been, and continue to be, adversely impacted. For example, we have experienced electronics supply chain and demand disruptions from extended factory shutdowns, particularly in some Asian countries, which created unusual order patterns, and subsequently slowed Toggle MRAM demand, particularly from our industrial customers. We continue to see an impact as reflected in reduced demand from some customers and distributors. While we are working closely with our manufacturing partners and suppliers to support demand for our products, the full impact on our demand from customers remains unknown. Management is thus planning for a broad range of possible demand outcomes in an effort to ensure the success of our business under a variety of end market conditions.

The emergence of potential new variants of COVID-19, and the prevalence of cases of infection globally adds additional uncertainty and could result in further impacts to our business and operations, including those discussed above and in “Risk Factors” in Part II, Item 1A of this report.

Recently, the United States Government declared that it was no longer treating COVID-19 as a pandemic. Since our business is dependent on a global supply chain, we expect to continue to navigate the impact of COVID-19, particularly in some Asian countries. We will continue to monitor the situation and take additional actions as warranted. These actions may include further altering our operations in order to protect the best interests of our employees, customers and suppliers, and to comply with government requirements, while also planning and executing our business to best support our customers, suppliers, and partners.

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

Results of Operations

Below are factors we want to highlight for understanding our 2022 annual results and year over year comparison with proper historical perspective:

●	2022 represented a year of broad semiconductor supply chain challenges driven by factors including the COVID-19 pandemic and international trade conflicts, which significantly impacted our results.
●	Our relationships with our foundry partners and assembly and test partners contributed significantly to our ability to secure more capacity and support the growth of product revenue in 2022 compared to 2021.
●	Our manufacturing efficiency and yields improved throughout 2022 resulting in significantly higher product margins compared to 2021.

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	December 31,		December 31,
	2022	2021	2022	2021

	(In thousands)		(As a percentage of revenue)
Product sales	$55,032	$43,931	92%	80%
Licensing, royalty, patent, and other revenue	4,953	11,215	8	20
Total revenue	59,985	55,146	100	100
Cost of product sales	25,112	21,045	42	38
Cost of licensing, royalty, patent, and other revenue	928	1,029	2	2
Total cost of sales	26,040	22,074	43	40
Gross profit	33,945	33,072	57	60
Operating expenses:
Research and development	11,108	12,628	19	23
General and administrative	11,741	10,949	20	20
Sales and marketing	4,869	4,460	8	8
Total operating expenses	27,718	28,037	47	51
Income from operations	6,227	5,035	10	9
Interest expense	(274)	(547)	—	(1)
Other income (expense), net	190	(141)	—	—
Net income before income taxes	6,143	4,347	10	8
Income tax expense	(14)	(4)	—	—
Net income and comprehensive income	$6,129	$4,343	10%	8%

Comparison of the Years Ended December 31, 2022 and 2021

Revenue

We generated 85% and 66% of our revenue from products sold through distributors for the years ended December 31, 2022 and 2021, respectively.

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

	Year Ended December 31,
	2022	2021
APAC	$35,631	$32,327
North America	14,533	15,813
EMEA	9,821	7,006
Total revenue	$59,985	$55,146

	Year Ended December 31,		Change
	2022	2021	Amount	%

	(Dollars in thousands)
Product sales	$55,032	$43,931	$11,101	25.3%
Licensing, royalty, patent, and other revenue	4,953	11,215	(6,262)	(55.8)%
Total revenue	$59,985	$55,146	$4,839	8.8%

Total revenue increased by $4.9 million, or 8.8%, from $55.1 million during the year ended December 31, 2021, to $60.0 million during the year ended December 31, 2022. Product sales increased by $11.1 million or 25.3%, from $43.9 million to $55.0 million. The increase was primarily driven by a higher volume of toggle units produced and sold, along with average sales price increases to offset supplier increases.

Licensing, royalty, patent, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Licensing, royalty, patent, and other revenue decreased by $6.3 million, from $11.2 million during the year ended December 31, 2021 to $5.0 million during the year ended December 31, 2022. The decrease was primarily due to the intellectual property monetization deal to sell five patents to a customer for a total contract value of $5.3 million in 2021, along with a decrease in license revenues from a contractual agreement with a customer for the development of a RAD-Hard product, consisting of a technology license, a design license agreement and development contract entered into during the year ended December 31, 2021. There were no patent sales during the year ended December 31, 2022.

Cost of Sales and Gross Margin

	Year Ended December 31,		Change
	2022	2021	Amount	%

	(Dollars in thousands)
Cost of sales	$25,112	$21,045	$4,067	19.3%
Cost of licensing, royalty, patent, and other revenue	928	1,029	(101)	(9.8)%
Total cost of sales	$26,040	$22,074	$3,966	18.0%
Gross margin	56.6%	60.0%	*	*

Cost of product sales increased by $4.1 million, or 19.3%, from $21.0 million during the year ended December 31, 2021, to $25.1 million during the year ended December 31, 2022. The increase was due to an increase in product sales and price increases from suppliers, partially offset by increased yields on toggle products.

Cost of licensing, royalty, patent, and other revenue decreased by $0.1 million, or 9.8%, from $1.0 million during the year ended December 31, 2021, to $0.9 million during the year ended December 31, 2022. The decrease was due primarily to a decline in licensing costs.

Our gross margin decreased from 60.0% during the year ended December 31, 2021, to 56.6% during the year ended December 31, 2022. Our gross margin decreased due to price increases from suppliers and lower licensing, royalty, patent, and other revenue.

Operating Expenses

Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses, and stock-based compensation, are among the most significant component of each of our operating expense categories.

	Year Ended
	December 31,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Research and development	$11,108	$12,628	$(1,520)	(12.0)%
Research and development as a % of revenue	19%	23%

Research and Development Expenses. Research and development expenses decreased by $1.5 million, or 12.0%, from $12.6 million during the year ended December 31, 2021, to $11.1 million during the year ended December 31, 2022. The decrease was primarily due to higher expenses in 2021 relating to the development of our 28 nm product that started production in 2022.

	Year Ended
	December 31,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
General and administrative	$11,741	$10,949	$792	7.2%
General and administrative as a % of revenue	20%	20%

General and Administrative Expenses. General and administrative expenses increased by $0.8 million, or 7.2%, from $10.9 million during the year ended December 31, 2021, to $11.7 million during the year ended December 31, 2022. The increase was primarily due to increases in expenses related to profit sharing and professional service fees.

	Year Ended
	December 31,		Change
	2022	2021	Amount	%
	(Dollars in thousands)
Sales and marketing	$4,869	$4,460	$409	9.2%
Sales and marketing as a % of revenue	8%	8%

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.4 million, or 9.2%, from $4.5 million during the year ended December 31, 2021, to $4.9 million during the year ended December 31, 2022. The increase was primarily due to an increase in variable compensation costs.

Interest Expense

	Year Ended December 31,		Change
	2022	2021	Amount	%

	(Dollars in thousands)
Interest expense	$274	$547	$(273)	(49.9)%

Interest expense decreased by $0.3 million, or 49.9%, from $0.5 million during the year ended December 31, 2021, to $0.3 million during the year ended December 31, 2022. The decrease was due to lower outstanding balances under the credit facility during the year resulting in less interest incurred.

Other Income (Expense), Net

	Year Ended December 31,		Change
	2022	2021	Amount	%

	(Dollars in thousands)
Other income (expense), net	$190	$(141)	$331	(234.8)%

Other income (expense), net changed by $0.3 million, or 234.8%, from $0.1 million of expense during the year ended December 31, 2021 to $0.2 million of income during the year ended December 31, 2022. The increase was primarily due to interest income earned on the money market cash account.

Liquidity and Capital Resources

As of December 31, 2022, we had $26.8 million of cash and cash equivalents, compared to $21.4 million as of December 31, 2021. We believe our cash and cash equivalents, coupled with the amount available under our credit facility and our anticipated growth and sales levels are sufficient to meet our anticipated capital requirements in the next 12 months. Our future capital requirements will depend on many factors, including, among other things, our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products.

Additionally, see “Credit Facilities” below for information regarding our debt financing.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended
	December 31,
	2022	2021

	(In thousands)
Cash provided by operating activities	$9,493	$9,359
Cash used in investing activities	(2,586)	(1,030)
Cash used in financing activities	(1,521)	(1,519)

Cash Flows From Operating Activities

During the year ended December 31, 2022, cash provided by operating activities was $9.5 million, which primarily consisted of net income of $6.1 million, adjusted by non-cash charges of $5.3 million and a decrease of $1.9 million in our net operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $4.4 million, depreciation and amortization of $1.0 million, and non-cash interest expense of $0.1 million, offset by a gain on disposal of property and equipment of $0.2 million. The change in our net operating assets and liabilities was primarily due to an increase of $2.5 million in accounts receivable due to an increased sales volume and timing of cash receipts for outstanding balances and a $0.3 million increase in inventory. These were offset by an increase of $0.6 million in accounts payable due to timing of invoice due dates and a $0.2 million increase in lease liabilities.

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

Cash Flows From Investing Activities

Cash used in investing activities during the years ended December 31, 2022 and 2021 was $2.6 million and $1.0 million, respectively, which consisted of capital expenditures primarily for the purchase of manufacturing equipment and purchased software.

Cash Flows From Financing Activities

During the year ended December 31, 2022, cash used in financing activities was $1.5 million, which primarily consisted of $2.4 million in payments on long-term debt offset by $0.9 million in proceeds from stock option exercises and purchases of shares under our employee stock purchase plan.

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

The amended Line of Credit allows for a maximum draw of $5.0 million, subject to a formula borrowing base, has a two-year term and bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 4.75%. As of December 31, 2022, the interest rate was 9.00%. The Line of Credit required a commitment fee of 1.6% of the maximum availability of the Line of Credit, which was paid in August 2019 upon closing, and was accounted for as a debt discount. The Line of Credit also provides for a termination fee equal to 1% of the maximum availability under the Line of Credit, which is due in case of a termination of the Line of Credit prior to the scheduled maturity date, and an unused facility fee equal to 0.125% per annum of the average unused portion of the Line of Credit, which is expensed as incurred. Currently, $4.0 million remains available under the Line of Credit, subject to borrowing base availability. As of December 31, 2022, the effective interest rate under the Line of Credit was 9.36% and the outstanding balance was $1.0 million. The Line of Credit was set to mature on August 5, 2022. The third amendment entered into on July 22, 2022, extended the maturity date of the Line of Credit to August 5, 2023.

The amended 2019 Term Loan provides for a $6.0 million term loan. The amended 2019 Term Loan has a term of 46 months, and a 16-month interest-only period followed by 30 months of equal principal payments of $200,000 per month, plus accrued interest. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 3.75%. As of December 31, 2022, the interest rate was 6.75%. A final payment of 7% of the original principal amount of the 2019 Term Loan must be made when the 2019 Term Loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment, which is accounted for as a debt discount, is being accreted using the effective interest method. The 2019 Term Loan has a prepayment fee equal to 2% of the total commitment, which is due only if the 2019 Term Loan is prepaid prior to the scheduled maturity date for any reason. As of December 31, 2022, the effective interest rate under the 2019 Term Loan was 6.94% and the outstanding balance was $1.6 million. The 2019 Term Loan matures on June 1, 2023.

In conjunction with entering into the 2019 Credit Facility, on August 5, 2019, we and SVB amended and restated the warrant issued to SVB in connection with the first amendment to the 2017 Credit Facility, which was a warrant to purchase 9,375 shares of our common stock at an exercise price of $8.91 per share, to add an option by SVB to put the warrant back to us for $50,000 upon expiration or a liquidity event, to be prorated if SVB exercises a portion of the warrant. The warrant expires on July 6, 2023. The warrant is classified as a liability and recorded at fair value within other liabilities in our balance sheet. Due to the put right, the warrant is subject to fair value remeasurement at each subsequent reporting date until the exercise or expiration of the warrant. Any resulting change in the fair value of the warrant will be recorded as other (expense) income, net in our statements of income and comprehensive income. The other (expense) income recognized for the years ended 2022 and 2021 related to the change in fair value of the warrant has been minimal and immaterial to the financial statements.

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

On July 22, 2021, SVB elected to exercise the warrant associated with the first amendment to the 2019 Credit Facility, which resulted in a net cashless exercise of the warrant and the issuance of 21,463 shares of our common stock.

Collateral for the 2019 Credit Facility includes all of our assets except for intellectual property. We are required to comply with certain covenants under the 2019 Credit Facility, including requirements to maintain a minimum cash balance and availability under the Line of Credit, and restrictions on certain actions without the consent of the lender, such as limitations on our ability to engage in mergers or acquisitions, sell assets, incur indebtedness, or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all covenants at December 31, 2022. The 2019 Credit Facility contains a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on our business, operations, or condition, or on our ability to perform our obligations under the 2019 Term Loan. As of December 31, 2022, we do not believe that it is probable that the clause will be triggered within the next 12 months.

The amortization of the debt issuance costs and accretion of the debt discount is included in interest expense within the statement of income and comprehensive income and included in non-cash interest expense within the statements of cash flows.

For additional information about the 2019 Credit Facility, see Note 6 in the accompanying Notes to Financial Statements in Part II, Item 8 of this Form 10-K.

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

Upon the transfer of control, generally at shipment, we record a trade receivable for the selling price as there is a legally enforceable obligation of the distributor to pay for the product delivered, an allowance is recorded for the estimated discount that will be provided to the distributor, and the net of these amounts is recorded as revenue on the statements of income and comprehensive income.

License Revenue

For licenses of technology, recognition of revenue is dependent upon whether we have delivered rights to the technology, and whether there are future performance obligations under the contract. In some instances, the license agreements call for future events or activities to occur in order for milestone amounts to become due from the customer. The terms of such agreements include payment to us of one or more of the following: non-refundable upfront fees; and royalties on net sales of licensed products. Historically, these license agreements have not included other future performance obligations once the license has been transferred to the customer.

We recognize revenue from non-refundable upfront payments when the license is transferred to the customer and we have no other performance obligations.

We also entered into a contractual agreement with a customer during the year ended December 31, 2021 for the development of a RAD-Hard product, consisting of a technology license, a design license agreement and development contract and a separate contractual agreement with a customer during the year ended December 31, 2022 for the development of a strategic radiation hardened field programmable gate array product, consisting of a technology license to provide design and development services under the contractual agreement. We applied a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the performance obligation is satisfied.

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

Recent Accounting Pronouncements

See Note 2 in the accompanying Notes to Financial Statements in Part II, Item 8 of this Form 10-K for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

EVERSPIN TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Everspin Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Everspin Technologies, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Accounting for Inventory

Description of the Matter

As discussed in Note 2 to the financial statements, Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. At December 31, 2022 the Company’s inventory balance was $6.7 million.

Auditing the Company's accounting for inventory was challenging and complex primarily due to the high volume of transactions and multiple data sources involved in the initiation, processing, and recording of inventory transactions. The data sources include information received from the Company’s several third-party suppliers involved in the manufacturing process.

How We Addressed the Matter in Our Audit

To test the Company’s accounting for inventory, we performed audit procedures that included, among others, performing physical observation and direct confirmations of inventory held at third-party suppliers, and testing a sample of inventory transactions and manufacturing costs incurred during the year to evaluate the cost of inventory.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Phoenix, Arizona

March 2, 2023

EVERSPIN TECHNOLOGIES, INC.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$26,795	$21,409
Accounts receivable, net	10,665	8,193
Inventory	6,683	6,396
Prepaid expenses and other current assets	604	762
Total current assets	44,747	36,760
Property and equipment, net	3,883	973
Right-of-use assets	6,641	913
Other assets	62	734
Total assets	$55,333	$39,380

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,778	$1,776
Accrued liabilities	3,533	3,579
Deferred revenue	821	832
Current portion of long-term debt	2,594	3,370
Lease liabilities, current portion	1,122	724
Other liabilities	27	50
Total current liabilities	10,875	10,331
Long-term debt, net of current portion	—	1,529
Lease liabilities, net of current portion	5,580	68
Long-term income tax liability	214	214
Total liabilities	$16,669	$12,142
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 20,374,288 and 19,858,460 shares issued and outstanding as of December 31, 2022 and 2021	2	2
Additional paid-in capital	185,364	180,067
Accumulated deficit	(146,702)	(152,831)
Total stockholders’ equity	38,664	27,238
Total liabilities and stockholders’ equity	$55,333	$39,380

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Statements of Income and Comprehensive Income

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Product sales	$55,032	$43,931
Licensing, royalty, patent, and other revenue	4,953	11,215
Total revenue	59,985	55,146
Cost of product sales	25,112	21,045
Cost of licensing, royalty, patent, and other revenue	928	1,029
Total cost of sales	26,040	22,074
Gross profit	33,945	33,072
Operating expenses:[1]
Research and development	11,108	12,628
General and administrative	11,741	10,949
Sales and marketing	4,869	4,460
Total operating expenses	27,718	28,037
Income from operations	6,227	5,035
Interest expense	(274)	(547)
Other income (expense), net	190	(141)
Net income before income taxes	6,143	4,347
Income tax expense	(14)	(4)
Net income and comprehensive income	$6,129	$4,343
Net income per common share:
Basic	$0.30	$0.22
Diluted	$0.29	$0.22
Weighted average shares of common stock outstanding:
Basic	20,130,336	19,400,124
Diluted	20,775,925	19,972,145

[1]Operating expenses include stock-based compensation as follows:
Research and development	$1,704	$1,280
General and administrative	2,190	1,465
Sales and marketing	514	482
Total stock-based compensation	$4,408	$3,227

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	19,031,556	$2	$174,584	$(157,174)	$17,412
Issuance of common stock under stock incentive plans and exercise of stock options	805,441	—	2,256	—	2,256
Exercise of warrant	21,463	—	—	—	—
Stock-based compensation expense	—	—	3,227	—	3,227
Net income	—	—	—	4,343	4,343
Balance at December 31, 2021	19,858,460	$2	$180,067	$(152,831)	$27,238
Issuance of common stock under stock incentive plans and exercise of stock options	515,828	—	889	—	889
Stock-based compensation expense	—	—	4,408	—	4,408
Net income	—	—	—	6,129	6,129
Balance at December 31, 2022	20,374,288	$2	$185,364	$(146,702)	$38,664

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net income	$6,129	$4,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	982	1,455
Gain on sale of property and equipment	(167)	—
Stock-based compensation	4,408	3,227
Non-cash warrant revaluation	(23)	19
Non-cash interest expense	105	319
Changes in operating assets and liabilities:
Accounts receivable	(2,472)	(586)
Inventory	(287)	(675)
Prepaid expenses and other current assets	158	(492)
Other assets	(28)	11
Accounts payable	563	(571)
Accrued liabilities	(46)	1,696
Deferred revenue	(11)	832
Lease liabilities	182	(219)
Net cash provided by operating activities	9,493	9,359
Cash flows from investing activities
Purchases of property and equipment	(2,788)	(1,030)
Proceeds received from sale of property and equipment	202	—
Net cash used in investing activities	(2,586)	(1,030)
Cash flows from financing activities
Payments on long-term debt	(2,400)	(3,400)
Payments of debt issuance costs	(10)	(11)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	889	1,892
Net cash used in financing activities	(1,521)	(1,519)
Net increase in cash and cash equivalents	5,386	6,810
Cash and cash equivalents at beginning of period	21,409	14,599
Cash and cash equivalents at end of period	$26,795	$21,409
Supplementary cash flow information:
Interest paid	$169	$228
Operating cash flows paid for operating leases	$1,320	$1,603
Financing cash flows paid for finance leases	$11	$—
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$6,837	$—
Right-of-use assets obtained in exchange for finance lease liabilities	$36	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$807	$340
Bonus settled in shares of common stock	$—	$364

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

Segments

The Company’s chief operating decision maker is its Chief Executive Officer who reviews financial information for purposes of allocating resources and evaluating financial performance for the entire Company. As a result, the Company has single operating and reportable segment.

Cash and Cash Equivalents

The Company considers all highly liquid, short-term investments with maturity dates of 90 days or less at the date of purchase to be cash equivalents. The Company’s cash equivalents consist solely of money market funds.

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company generally does not require collateral or other security in support of accounts receivable. Allowances would be provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company also considers a number of factors in evaluating the sufficiency of its allowance for doubtful accounts, including the length of time receivables are past due, significant one-time events, creditworthiness of customers and historical experience. Account balances would be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s evaluation determined that no material allowance for doubtful accounts was necessary at December 31, 2022 and 2021.

The unbilled accounts receivable is an estimate of consideration to which the Company expects to be entitled for uses of the Company’s intellectual property. Certain customers report on a lagged basis and actual information is not available timely. The estimates recorded are based on historical trends in the customer’s usage and current market conditions. At December 31, 2022 and 2021, the unbilled accounts receivable balance was $551,000 and $450,000, respectively.

The Company establishes an allowance for product returns. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of sales returns. Returns are processed as credits on future purchases and, as a result, the allowance is recorded against the balance of trade accounts receivable. In addition, the Company from time to time may establish an allowance for estimated price adjustments related to its distributor agreements. The Company estimates credits to distributors based on the historical rate of credits provided to distributors relative to sales and evaluation of current market conditions. At December 31, 2022 and 2021, the allowance for product returns and price adjustments was $384,000 and $397,000, respectively.

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2022	2021
Trade accounts receivable	$10,498	$8,140
Unbilled accounts receivable	551	450
Allowance for product returns and price adjustments	(384)	(397)
Accounts receivable, net	$10,665	$8,193

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

	Revenue			Accounts Receivable
	Year Ended December 31,			December 31,
Customers	2022	2021		2022	2021
Customer A	18%	22%		30%	54%
Customer B	15%	*	%	18%	*	%
Customer C	11%	*	%	* %	*	%
*	Less than 10%

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

The carrying value of accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments. As of December 31, 2022, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments consist of Level 1 assets and a Level 3 liability. Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds that are included in cash equivalents. The Company’s Level 3 liability consists of warrants issued in connection with the 2019 Credit Facility (as defined in Note 6). The change in the fair value of the warrant liability during the year ended December 31, 2022 was immaterial.

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$26,812	$—	$—	$26,812
Total assets measured at fair value	$26,812	$—	$—	$26,812

Liabilities:
Warrant liability	$—	$—	$27	$27
Total liabilities measured at fair value	$—	$—	$27	$27

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$21,508	$—	$—	$21,508
Total assets measured at fair value	$21,508	$—	$—	$21,508

Liabilities:
Warrant liability	$—	$—	$50	$50
Total liabilities measured at fair value	$—	$—	$50	$50

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation begins at the time the asset is placed in service. Maintenance and repairs are charged to operations as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Useful Lives
Computer and network equipment	2 years
Manufacturing equipment	2 – 7 years
Furniture and fixtures	7 years
Software	3 years
Leasehold improvements	Lesser of useful life of the asset or the remaining lease term

Costs incurred to develop software for internal use during the application development phase are capitalized and amortized over such software’s estimated useful life. Costs related to the design or maintenance of internal-use software are included in operating expenses as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in operations. Amortization expense of assets acquired through finance leases is included in the statements of income and comprehensive income.

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

The Company has lease agreements with lease and non-lease components. The Company has elected to not separate lease and non-lease components for any leases involving real estate and office equipment classes of assets and, as a result, accounts for the lease and non-lease components as a single lease component. The Company has elected to separate lease and non-lease components for any leases involving manufacturing facility classes of assets. Further, the Company elected the short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to leases with terms of 12 months or less (short-term leases) for all classes of assets. As of December 31, 2022, the Company did not have any short-term leases.

Operating leases are included in right-of-use assets, lease liabilities, and lease liabilities, net of current portion in the Company’s balance sheet. Finance leases are immaterial.

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

Upon the transfer of control, generally at shipment, the Company records a trade receivable for the selling price as there is a legally enforceable obligation of the distributor to pay for the product delivered, an allowance is recorded for the estimated discount that will be provided to the distributor, and the net of these amounts is recorded as revenue on the statements of income and comprehensive income.

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

The Company entered into a contractual agreement with a customer in 2021 for the development of a RAD-Hard product, consisting of a technology license, a design license agreement and development contract, and a separate contractual agreement with a customer in 2022 for the development of a strategic radiation hardened field programmable gate array product, consisting of a technology license to provide design and development services under the contractual agreement. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the performance obligation is satisfied.

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

As a result, the Company is recognizing revenue related to the performance obligations over the duration of the contract using the input method based on costs incurred to date relative to the total expected costs of the contract over the contract period.

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

Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated and accrues for estimated losses incurred for unidentified issues based on historical experience. A warranty liability was not recorded at December 31, 2022 and 2021, as the estimated future warranty costs were not material based on the Company’s historical experience.

Research and Development

Research and development expenses are incurred in support of internal development programs or as part of the Company’s joint development agreement with GLOBALFOUNDRIES (see Note 10). Research and development expenses include personnel-related costs (including stock-based compensation), circuit design costs, purchases of materials and laboratory supplies, fabrication and packaging of experimental integrated circuit products, depreciation of research and development related capital equipment and overhead and are expensed as incurred.

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

Subsequent Events

The Company evaluated events after December 31, 2022, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

3. Revenue

The Company sells products to its distributors and OEMs. The Company also recognizes revenue under licensing, patent, and royalty agreements with some customers. The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Year Ended December 31,
	2022	2021
Distributor	$50,943	36,479
Non-distributor	9,042	18,667
Total revenue	$59,985	$55,146

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Year Ended December 31,
	2022	2021
Point in time	$56,675	51,204
Over time	3,310	3,942
Total revenue	$59,985	$55,146

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Year Ended December 31,
	2022	2021
Product sales	$55,032	$43,931
Licensing	1,937	3,326
Royalties	1,414	2,021
Patents	—	5,250
Other revenue	1,602	618
Total revenue	$59,985	$55,146

In September 2021, the Company entered into an intellectual property monetization deal to sell five patents to a customer for a total contract value of $5.25 million. Two of the patents were assigned to the customer in September 2021, and the remaining three patents were assigned to the customer in October 2021. Control is transferred when the patents are assigned to the customer. As a result, all $5.25 million of patent revenue was recognized during the year ended December 31, 2021, related to the patent sales. There were no patent sales for the year ended December 31, 2022.

The Company licenses its intellectual property and is entitled to consideration based on the customer’s sales. The Company makes estimates in instances when the customer reports sales on a lagged basis and actual information is not available timely. The estimates are based on historical trends in the customer’s activity and current market conditions. In the year ended December 31, 2022, the Company recognized $0.3 million of royalty revenue related to activity occurring in the year ended December 31, 2021. In the year ended December 31, 2021, the Company recognized $0.8 million of royalty revenue related to activity occurring in the year ended December 31, 2020. This is a change in estimate and is based on actual information received from the customer. The amounts are reported in licensing, royalty, patent and other revenue in the statements of income and comprehensive income.

The Company recognizes revenue in three geographic regions: Asia-Pacific (APAC); North America; and Europe, Middle East and Africa (EMEA). We recognize revenue by geography based on the region in which our products are sold, and not to where the end products in which they are assembled are shipped. Our revenue by region for the periods indicated was as follows (in thousands):

	Year Ended December 31,
	2022	2021
APAC	$35,631	$32,327
North America	14,533	15,813
EMEA	9,821	7,006
Total revenue	$59,985	$55,146

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$666	$464
Work-in-process	4,746	4,620
Finished goods	1,271	1,312
Total inventory	$6,683	$6,396

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Manufacturing equipment	$16,130	$12,608
Computer and network equipment	1,124	1,008
Furniture and fixtures	187	187
Software	929	929
Leasehold improvements	1,444	1,444
Total property and equipment, gross	19,814	16,176
Less: accumulated depreciation	(15,931)	(15,203)
Total property and equipment, net	$3,883	$973

Depreciation and amortization expense during the years ended December 31, 2022 and 2021 was $1.0 million and $1.5 million, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Payroll-related expenses	$2,886	$2,845
Inventory	185	177
Other	462	557
Total accrued liabilities	$3,533	$3,579

Deferred Revenue

During the year ended December 31, 2021, the Company executed contractual arrangements with a customer for the development of a RAD-Hard product, consisting of a technology license, design license agreement and development subcontract (RAD-Hard 1). The Company does not share in the rights to future revenues or royalties. The total arrangements are for $6.5 million in consideration.

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

The Company recognizes revenue related to the performance obligations over time using the input method based on costs incurred to date relative to the total expected costs of the contract and began recognizing revenue in the second quarter of 2021 over the contract period. This method depicts performance under the contract and requires the Company to make estimates about the future costs expected to be incurred to perform under the contact, including labor and material costs.

As of December 31, 2022, the Company has billed $5.8 million for the performance under the RAD-Hard 1 contractual agreements. Under the input method of recognition, the Company has recognized $1.7 million in revenue for the year ending December 31, 2022, and $5.0 million in revenue since inception of the contractual agreements. As a result, the Company has recorded $0.8 million in deferred revenue as of December 31, 2022. The Company expects to recognize the remaining $1.5 million of the transaction price as services are performed throughout the contractual period and performance is expected to be complete in the year ended December 31, 2024.

During the year ended December 31, 2022, the Company executed a contractual arrangement with a customer for the development of a strategic radiation hardened field programmable gate array product, consisting of a technology license to provide design and development services under the contractual agreement (RAD-Hard 2). The Company does not share in the rights to future revenues or royalties. The total arrangement is for $6.5 million in consideration and services are expected to be performed through the year ended December 31, 2024, subject to certain termination and extension provisions defined in the arrangement. The accounting for this contract follows the same revenue recognition as the RAD-Hard 1 contractual agreements. For the year ended December 31, 2022, the Company has billed $0.3 million for the performance under the RAD-Hard 2 contractual agreement. Under the input method of recognition, the Company has recognized $0.3 million in revenue for the year ending December 31, 2022. As a result, the Company does not have a deferred revenue balance as of December 31, 2022 related to the RAD-Hard 2 contractual agreement.

5. Commitments and Contingencies

Leases

Operating leases consist of fabrication, lab, and office space expiring at various dates through 2029. Finance leases relate to a server lease expiring in January 2025. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The undiscounted future non-cancellable lease payments under the Company’s operating and finance leases were as follows (in thousands):

As of December 31, 2022	Amount
2023	$1,396
2024	1,411
2025	1,416
2026	1,431
2027	1,314
Thereafter	566
Total lease payments	7,534
Less: imputed interest	(832)
Total lease liabilities	6,702
Less: current portion of lease liabilities	(1,122)
Total lease liabilities, net of current portion	$5,580

Other information related to the Company's operating lease liabilities was as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term (years)	5.35	1.08
Weighted-average discount rate	4.50%	6.00%

Other information related to the Company’s finance lease liabilities was as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term (years)	2.09	—
Weighted-average discount rate	4.50%	—%

Lease costs for the Company’s operating leases were $1.4 million and $1.5 million for the years ended December 31, 2022 and 2021, respectively. Lease costs for the Company’s finance lease were immaterial for the years ended December 31, 2022 and 2021.

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

6. Debt

In May 2017, we executed the 2017 Credit Facility with SVB for a $12.0 million term loan, which we subsequently amended in January 2019 and June 2019. In August 2019, the 2019 Credit Facility amended and restated the 2017 Credit Facility, providing for a Line of Credit and the 2019 Term Loan with SVB to refinance in full the outstanding principal balance of $8.0 million under the 2017 Credit Facility.

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

The amended Line of Credit allows for a maximum draw of $5.0 million, subject to a formula borrowing base, has a two-year term and bears interest at a floating rate equal to the WSJ prime rate plus 1.5%, per annum, subject to a floor of 4.75%. As of December 31, 2022, the interest rate was 9.00%. The Line of Credit required a commitment fee of 1.6% of the maximum availability of the Line of Credit, which was paid in August 2019 upon closing, and was accounted for as a debt discount. The Line of Credit also provides for a termination fee equal to 1% of the maximum availability under the Line of Credit, which is due in case of a termination of the Line of Credit prior to the scheduled maturity date, and an unused facility fee equal to 0.125% per annum of the average unused portion of the Line of Credit, which is expensed as incurred. Currently, $4.0 million remains available under the Line of Credit, subject to borrowing base availability. As of December 31, 2022, the effective interest rate under the Line of Credit was 9.36% and the outstanding balance was $1.0 million. The Line of Credit was set to mature on August 5, 2022. The third amendment entered into on July 22, 2022, extended the maturity date of the Line of Credit to August 5, 2023.

The amended 2019 Term Loan provides for a $6.0 million term loan. The amended 2019 Term Loan has a term of 46 months, and a 16-month interest-only period followed by 30 months of equal principal payments of $200,000 per month, plus accrued interest. The 2019 Term Loan bears interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 3.75%. As of December 31, 2022, the interest rate was 6.75%. A final payment of 7% of the original principal amount of the 2019 Term Loan must be made when the 2019 Term Loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment, which is accounted for as a debt discount, is being accreted using the effective interest method. The 2019 Term Loan has a prepayment fee equal to 2% of the total commitment, which is due only if the 2019 Term Loan is prepaid prior to the scheduled maturity date for any reason. As of December 31, 2022, the effective interest rate under the 2019 Term Loan was 6.94% and the outstanding balance was $1.6 million. The 2019 Term Loan matures on June 1, 2023.

Collateral for the 2019 Credit Facility includes all of our assets except for intellectual property. We are required to comply with certain covenants under the 2019 Credit Facility, including requirements to maintain a minimum cash balance and availability under the Line of Credit, and restrictions on certain actions without the consent of the lender, such as limitations on our ability to engage in mergers or acquisitions, sell assets, incur indebtedness, or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we are prohibited from paying cash dividends with respect to our capital stock. We were in compliance with all covenants at December 31, 2022.

The carrying value of the Company’s 2019 Credit Facility at December 31, 2022, was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$2,620	$—	$2,620
Unamortized debt discounts	(26)	—	(26)
Net carrying value	$2,594	$—	$2,594

The carrying value of the Company’s 2019 Credit Facility at December 31, 2021, was as follows (in thousands):

	Current	Long-Term
	Portion	Debt	Total
Credit Facility	$3,400	$1,620	$5,020
Unamortized debt discounts	(30)	(91)	(121)
Net carrying value	$3,370	$1,529	$4,899

The table below includes the principal repayments due under the 2019 Credit Facility as of December 31, 2022 (in thousands):

Principal Repayment as of December 31, 2022
2023	$2,620
Total principal repayments	$2,620

7. Stockholders’ Equity

Common Stock

Common stockholders are entitled to dividends if and when declared by the board of directors. As of December 31, 2022, no dividends on common stock had been declared by the board of directors.

Reserved Shares of Common Stock

The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2022	2021
Options issued and outstanding	1,994,726	1,783,298
Shares available for future option grants	689,472	1,038,956
RSUs subject to future vesting	656,646	384,307
Common stock warrants	18,461	27,836
Total	3,359,305	3,234,397

Warrants

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

The maximum number of shares of common stock that may be issued under the Company’s 2016 Plan was initially 500,000 subject to an automatic increase on January 1 of each year, beginning on January 1, 2017, and continuing through and including January 1, 2026, by 3% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On May 20, 2021, the Company’s stockholders approved an amendment to the 2016 Plan to increase the total number of authorized shares of common stock available for grant thereunder by an additional 550,000 shares. At December 31, 2022, of the 3,261,836 shares of common stock reserved and available for grant under the 2016 Plan, 689,472 shares of common stock remain available for grant under the 2016 Plan.

2008 Employee Incentive Plan

The 2008 Equity Incentive Plan (the 2008 Plan) provided for the issuance of incentive stock options (ISO), nonqualified stock options, and other stock compensation awards.

Due to the adoption of the 2016 Plan, no further grants will be made under the Company’s 2008 Plan. However, any outstanding stock awards granted under the 2008 Plan will remain outstanding, subject to the terms of the Company’s 2008 Plan and the applicable stock award agreements, until such outstanding stock awards that are stock options are exercised or until they terminate or expire by their terms, or until such stock awards are fully settled, terminated, or forfeited. At December 31, 2022, 51,695 options under the 2008 Plan remained outstanding.

Summary of Stock Option Activity

The following table summarizes the stock option and award activity for all grants under the 2008 Plan and 2016 Plan:

		Options Outstanding
			Weighted-	Weighted-
	Options and		Average	Average	Aggregate
	Awards		Exercise	Remaining	Intrinsic
	Available for	Number of	Price Per	Contractual	Value
	Grant	Options	Share	Life (years)	(In thousands)
Balance—December 31, 2021	1,038,956	1,783,298	$5.21	8.0	$10,891
Authorized	595,753
RSUs granted	(620,218)
RSUs cancelled/forfeited	25,312
Options granted	(489,244)	489,244	$8.17
Options exercised		(116,040)	$4.71		$333
Options cancelled/forfeited	138,913	(161,776)	$6.18
Balance—December 31, 2022	689,472	1,994,726	$5.88	7.8	$1,275
Options exercisable—December 31, 2022		919,508	$5.38	6.9	$809

During the years ended December 31, 2022 and 2021, the Company granted options with a weighted-average grant date fair value of $5.40 and $3.60 per share, respectively.

The total fair value of options vested during the year was $1.3 million and $0.9 million, for the years ended December 31, 2022, and 2021, respectively.

As of December 31, 2022, there was $3.8 million of total unrecognized compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 2.4 years. Compensation cost capitalized within inventory at December 31, 2022 and 2021 was not material.

The Company estimated the fair value of each option grant using the Black-Scholes option-pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the assumptions below.

Year Ended
December 31,
	2022	2021
Expected volatility	73.7 - 74.1%	72.6 - 74.1%
Risk-free interest rate	2.13 - 2.93%	0.62 - 1.30%
Expected term (in years)	6.05 - 6.08	5.89 - 6.08
Dividend yield	—%	—%

2016 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2016 Employee Stock Purchase Plan (the ESPP) on April 25, 2016, which was subsequently approved on September 20, 2016 by the Company’s stockholders. The Company had 774,137 shares available for issuance under the Company’s ESPP as of December 31, 2022. Employees purchased 77,221 shares for $342,000 during the year ended December 31, 2022 and 64,407 shares for $236,000 during the year ended December 31, 2021.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares issued under the ESPP:

Year Ended
December 31,
	2022	2021
Expected volatility	40.7 - 95.6%	40.7 - 100.7%
Risk-free interest rate	0.06 - 4.46%	0.05 - 0.13%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Dividend yield	—%	—%

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

The following table summarizes RSU activity for the year ended December 31, 2022:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2021	384,307	$5.00
Granted	620,218	$7.11
Vested	(322,567)	$6.04
Cancelled/forfeited	(25,312)	$5.92
Balance—December 31, 2022	656,646	$6.45

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of December 31, 2022, there was $3.2 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.4 years. Compensation cost capitalized within inventory at December 31, 2022 and 2021 was not material.

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

11. Geographic Information

Property and equipment, net by country was as follows (in thousands):

	December 31,
	2022	2021
United States	$2,335	$825
Singapore	1,459	88
Other	89	60
	$3,883	$973

Revenue from customers is designated based on the geographic region or country to which the product is delivered or the licensee is located. Revenue by country was as follows (in thousands):

	Year Ended December 31,
	2022	2021
United States	$14,585	$17,403
Hong Kong	12,820	15,662
Japan	12,442	7,315
Canada	5,670	3,797
Germany	3,839	2,988
China	3,739	2,731
All other	6,890	5,250
Total revenue	$59,985	$55,146

12. Income Taxes

For the years ended December 31, 2022 and 2021, the Company’s provision for income tax consisted of (in thousands):

	Year Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	14	4
Foreign	—	—
Total Current	$14	$4

Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
Total Deferred	$—	$—

Provision for income taxes	$14	$4

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021
Tax at statutory federal rate	21.0%	21.0%
State taxes, net of federal benefit	1.9	1.8
Stock-based compensation	4.2	4.7
IRC section 162(m) limitation	1.1	—
Change in valuation allowance	(28.0)	(27.5)
Other	—	0.1
Provision for income taxes	0.2%	0.1%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$27,110	$30,658
Inventory	273	278
Accruals	737	801
Depreciation and amortization	27	240
Research and experimental expenditures	2,229	—
Stock-based compensation	270	177
Right of use liability	1,477	206
Gross deferred tax assets	32,123	32,360
Valuation allowance	(30,328)	(32,047)
Deferred tax assets	1,795	313
Deferred tax liabilities:
Right of use asset	(1,463)	(209)
Other	(332)	(104)
Deferred tax liabilities	(1,795)	(313)
Net deferred tax assets	$—	$—

The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets as of December 31, 2022 and 2021. The net valuation allowance decreased by $1.7 million in 2022.

As of December 31, 2022, the Company has federal net operating loss carryforwards of approximately $119.9 million, of which $79.1 million will expire in 2028 through 2037 if not utilized, and $40.8 million that will carryover indefinitely. In addition, the Company has state net operating loss carryforwards of approximately $50.3 million, of which $47.5 million will expire in 2028 through 2041 if not utilized, and $2.8 million that will carryover indefinitely.

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

A summary of changes in the Company’s gross unrecognized tax benefits for the years ended December 31, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Unrecognized tax expense, beginning of the year	$105	$104
Decrease related to prior year tax positions	(16)	(12)
Increase related to current year tax positions	16	13
Unrecognized tax expense, end of year	$105	$105

The total balance of unrecognized tax benefits as of December 31, 2022 would impact the effective tax rate, if recognized.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefit as a component of income tax expense. The Company has accrued penalties and interest of $155,000, as of both December 31, 2022 and 2021.

13. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

Basic EPS

	Year Ended December 31,
	2022	2021
Numerator:
Net income	$6,129	$4,343
Denominator:
Weighted-average shares of common stock outstanding, basic	20,130,336	19,400,124
Net income per common share, basic	$0.30	$0.22

Diluted EPS

	Year Ended December 31,
	2022	2021
Numerator:
Net income	$6,129	$4,343
Less: warrant liability fair value gain recognized	(23)	—
Net income attributable to common stockholders, diluted	$6,106	$4,343
Denominator:
Weighted-average shares of common stock outstanding, basic	20,130,336	19,400,124
Dilutive effect of stock options and RSUs	645,589	572,021
Weighted-average shares of common stock outstanding, diluted	20,775,925	19,972,145
Net income per common share, diluted	$0.29	$0.22

The following outstanding shares of potentially dilutive securities outstanding have been excluded from the computation of diluted net income per common share for the periods presented as their inclusion would be anti-dilutive:

	Year Ended December 31,
	2022	2021
Options to purchase common stock	841,845	1,221,720
RSUs	4,147	9,815
Common stock warrants	18,461	27,836
Total	864,453	1,259,371

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our management team, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022.

Based on this evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

The following report is provided by management in respect of our internal control over financial reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management used the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control - Integrated Framework (2013), or the COSO framework, to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, and has concluded that such internal control over financial reporting was effective.

Changes in internal control over financial reporting.

In prior years, we identified a material weakness in our internal control over financial reporting as of December 31, 2021, relating to our controls around inventory, including unit level cost allocation and communication protocols between operations and accounting.

We remediated this material weaknesses by formalizing systematic improvements over our internal controls in order to reconcile and identify unit pricing variances between each stage of the wafer manufacturing process, to ensure cost allocation amounts are appropriately reflected at both the unit and product family level, establishing multi-discipline controls and processes to enhance communications between operations and accounting, and hiring additional qualified personnel within our accounting and information technology functions to provide oversight of our financial reporting and inventory costing process. After implementing new internal controls and procedures, we concluded that we have remediated the previously identified material weakness as of December 31, 2021.

Except with respect to the remediation actions described above, there have been no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2023 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, under the headings “Management,” “Proposal 1 - Election of Directors,” “Board Committees and Meetings,” and, to the extent applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

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

3. Exhibits

EXHIBIT INDEX

†
		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	10/13/2016

3.1.1	Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	5/22/2019

3.1.2	Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	5/27/2020

3.2	Amended and Restated Bylaws.	8-K	001-37900	3.2	5/22/2019

4.1	Form of Common Stock Certificate of the registrant.	S-1	333-213569	4.1	9/09/2016

4.2	Amended and Restated Warrant to Purchase Common Stock, dated as of August 5, 2019, between the registrant and Silicon Valley Bank.	10-Q	001-37900	4.2	11/08/2019

4.3	Warrant to Purchase Common Stock, dated as of July 15, 2020, between the registrant and Silicon Valley Bank.	10-Q	001-37900	4.3	8/06/2020

4.4	Description of Common Stock.	10-K	001-37900	4.4	3/04/2021

10.1†	Form of Indemnity Agreement between the registrant and its directors and officers.	S-1	333-213569	10.1	9/09/2016

10.2†	2008 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1/A	333-213569	10.2	9/26/2016

10.3†	Amended and Restated 2016 Equity Incentive Plan.	8-K	001-37900	10.1	5/22/2018

10.3.1†	First Amendment to the Amended and Restated 2016 Equity Incentive Plan.	8-K	001-37900	10.1	5/25/2021

10.4†	Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise used with the 2016 Equity Incentive Plan.	S-1/A	333-213569	10.3	9/26/2016

10.5†	Form of Restricted Stock Unit Award Agreement under the 2016 Equity Incentive Plan.	10-Q	001-37900	10.3	11/13/2017

10.6†	2016 Employee Stock Purchase Plan.	S-1/A	333-213569	10.4	9/26/2016

10.7	Lease, dated as of June 6, 2008, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.5	9/09/2016

10.7.1	Amendment No. 1 to Lease, dated as of February 2, 2009, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.6	9/09/2016

10.7.2	Amendment No. 2 to Lease, dated as of February 18, 2010, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.7	9/09/2016

10.7.3	Amendment No. 3 to Lease, dated as of July 20, 2011, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.8	9/09/2016

10.7.4	Amendment No. 4 to Lease, dated as of June, 2014 by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.9	9/09/2016

10.7.5	Amendment No. 5 to Lease, dated as of March 22, 2017 by and between the registrant and Freescale Semiconductor, Inc.	8-K	001-37900	10.1	3/28/2017

10.7.6	Amendment No. 6 to Lease, dated as of October 31, 2017 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-K	001-37900	10.40	3/15/2018

10.7.7	Amendment No. 7 to Lease, effective as of June 30, 2018 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-Q	001-37900	10.1	11/14/2018

10.7.8	Amendment No. 8 to Lease, effective as of November 30, 2019 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-K	001-37900	10.15	3/13/2020

10.7.9	Amendment No. 9 to Lease, effective as of March 31, 2020 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-Q	001-37900	10.2	8/06/2020

10.7.10	Amendment No. 10 to Lease, effective as of February 12, 2022 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.)

10.8	Amended and Restated Loan and Security Agreement, dated as of August 5, 2019, between the registrant and Silicon Valley Bank.	10-Q	001-37900	10.1	11/08/2019

10.8.1	First Amendment to Amended and Restated Loan and Security Agreement, dated as of July 15, 2020, by and between the registrant and Silicon Valley Bank.	10-Q	001-37900	10.3	8/06/2020

10.8.2	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of July 28, 2021, by and between the registrant and Silicon Valley Bank.	10-Q	001-37900	10.5	8/12/2021

10.8.3	Third Amendment to Amended and Restated Loan and Security Agreement, dated as of July 22, 2022, by and between the registrant and Silicon Valley Bank	10-Q	001-37900	10.1	8/12/2022

10.9	Commercial Industrial Lease Agreement, dated as of May 18, 2012 by and between the registrant and Principal Life Insurance Company.	S-1	333-213569	10.17	9/09/2016

10.9.1	Amendment No. 1 to Commercial Industrial Lease Agreement, dated August 12, 2016 by and between the registrant and Legacy Stonelake JV-T, LLC, successor in interest to Principal Life Insurance Company.	S-1	333-213569	10.22	9/09/2016

10.10	Sublease Agreement, dated January 31, 2017 by and between the registrant and NXP USA, Inc. and Consent to of Landlord to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001-37900	10.1	3/28/2017

10.10.1	First Amendment to Sublease Agreement, dated February 13, 2017, by and between the registrant and NXP USA, Inc. and Consent of Landlord to Amendment to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001-37900	10.2	3/28/2017

10.10.2	Second Amendment to Sublease Agreement dated March 2, 2017 by and between the registrant and NXP USA, Inc. and Consent of Landlord to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001-37900	10.3	3/28/2017

10.10.3	Third Amendment to Sublease Agreement, dated October 17, 2017 by and between the registrant and NXP USA, Inc. and Consent of Landlord to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	10-K	001-37900	10.39	3/15/2018

10.11+	STT-MRAM Joint Development Agreement, dated as of October 17, 2014 by and between the registrant and GLOBALFOUNDRIES Inc.	S-1	333-213569	10.18	9/09/2016

10.11.1+	Amendment No. 1 to the STT-MRAM Joint Development Agreement, dated as of May 27, 2016 by and between the registrant and GLOBALFOUNDRIES Inc.	S-1	333-213569	10.19	9/09/2016

10.11.2++	Amendment No. 2 to the STT-MRAM Joint Development Agreement, effective as of July 25, 2017 by and between the registrant and GLOBALFOUNDRIES Inc.	10-K	001-37900	10.11.2	3/04/2021

10.11.3+	Amendment No. 3 to the STT-MRAM Joint Development Agreement, effective as of January 1, 2018 by and between the registrant and GLOBALFOUNDRIES Inc.	10-K	001-37900	10.27	3/15/2019

10.11.4++	Amendment No. 4 to the STT-MRAM Joint Development Agreement, effective as of December 31, 2019 by and between the registrant and GLOBALFOUNDRIES, Inc.	10-K	001-37900	10.11.4	3/04/2021

10.12+	Manufacturing Agreement, dated as of October 23, 2014 by and between the registrant and GLOBALFOUNDRIES Singapore Pte. Ltd.	S-1	333-213569	10.20	9/09/2016

10.13	Restricted Stock Purchase Agreement, dated as of October 21, 2014 by and between the registrant and GLOBALFOUNDRIES Inc.	S-1	333-213569	10.21	9/09/2016

10.14	Common Stock Purchase Agreement, dated as of September 23, 2016 by and between the registrant and GigaDevice (HK) Limited.	S-1/A	333-213569	10.23	9/26/2016

10.15	Subcontract Agreement, dated as of October 3, 2022, by and between the registrant and QuickLogic Corporation.	10-Q	001-37900	10.2	11/10/2022

10.16†	Non-employee Director Compensation	10-Q	001-37900	10.2	8/07/2019

10.17†	Offer Letter, dated December 30, 2020, by and between the registrant and Darin Billerbeck.	10-K	001-37900	10.26	3/04/2021

10.18†	Executive Employment Agreement, effective as of April 3, 2021, by and between the registrant and Sanjeev Aggarwal	8-K	001-37900	10.1	7/22/2021

10.19†	Executive Employment Agreement, effective as of July 2, 2021, by and between the registrant and Anuj Aggarwal	8-K	001-37900	10.2	7/22/2021

10.20†	First Amendment to Executive Employment Agreement, effective as of March 14, 2022, by and between the registrant and Sanjeev Aggarwal.	8-K	001-37900	10.1	3/02/2022

10.21†	First Amendment to Offer Letter, effective as of March 14, 2022, by and between the registrant and Darin Billerbeck.	8-K	001-37900	10.2	3/02/2022

10.22†	First Amendment to Executive Employment Agreement, effective as of March 14, 2022, by and between the registrant and Anuj Aggarwal.	8-K	001-37900	10.3	3/02/2022

10.23†	Executive Severance and Change in Control Plan.	8-K	001-37900	10.4	3/02/2022

10.24†	Restricted Stock Unit Grants to Executive Chairman, CEO and CFO	8-K	001-37900	Item 5.02	5/12/2022

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

(c) See Item 15(a)2 above.

Item 16. Form 10-K Summary.

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chandler, Arizona, on March 2, 2023.

Everspin Technologies, Inc.

By:	/s/ Sanjeev Aggarwal
Sanjeev Aggarwal
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anuj Aggarwal
Anuj Aggarwal
Chief Financial Officer
(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sanjeev Aggarwal and Anuj Aggarwal, and each of them, as his true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him and in his name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sanjeev Aggarwal	Chief Executive Officer and Director	March 2, 2023
Sanjeev Aggarwal	(Principal Executive Officer)

/s/ Anuj Aggarwal	Chief Financial Officer	March 2, 2023
Anuj Aggarwal	(Principal Financial and Accounting Officer)

/s/ Darin G. Billerbeck	Chairman of the Board	March 2, 2023
Darin G. Billerbeck

/s/ Lawrence G. Finch	Director	March 2, 2023
Lawrence G. Finch

/s/ Geoff Ribar	Director	March 2, 2023
Geoff Ribar

/s/ Tara Long	Director	March 2, 2023
Tara Long

/s/ Glen Hawk	Director	March 2, 2023
Glen Hawk