Form 10-Q
period 2023-03-31
EVERSPIN TECHNOLOGIES INC
filed 2023-05-04
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the Registrant’s Common Stock outstanding as of May 1, 2023, was 20,616,102.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$24,211	$26,795
Accounts receivable, net	11,209	10,665
Inventory	6,279	6,683
Prepaid expenses and other current assets	485	604
Total current assets	42,184	44,747
Property and equipment, net	3,754	3,883
Right-of-use assets	6,359	6,641
Other assets	62	62
Total assets	$52,359	$55,333

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,096	$2,778
Accrued liabilities	2,076	3,533
Deferred revenue	898	821
Current portion of long-term debt	—	2,594
Lease liabilities, current portion	1,139	1,122
Other liabilities	50	27
Total current liabilities	6,259	10,875
Long-term debt, net of current portion	—	—
Lease liabilities, net of current portion	5,288	5,580
Long-term income tax liability	214	214
Total liabilities	$11,761	$16,669
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 20,534,744 and 20,374,288 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	186,537	185,364
Accumulated deficit	(145,941)	(146,702)
Total stockholders’ equity	40,598	38,664
Total liabilities and stockholders’ equity	$52,359	$55,333

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Income and Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Product sales	$13,777	$12,671
Licensing, royalty, patent, and other revenue	1,069	1,676
Total revenue	14,846	14,347
Cost of product sales	6,123	5,752
Cost of licensing, royalty, patent, and other revenue	293	272
Total cost of sales	6,416	6,024
Gross profit	8,430	8,323
Operating expenses:[1]
Research and development	3,199	2,436
General and administrative	3,220	2,729
Sales and marketing	1,315	1,134
Total operating expenses	7,734	6,299
Income from operations	696	2,024
Interest expense	(63)	(75)
Other income (expense), net	128	(14)
Net income and comprehensive income	$761	$1,935
Net income per common share:
Basic	$0.04	$0.10
Diluted	$0.04	$0.09
Weighted average shares of common stock outstanding:
Basic	20,450,994	19,896,654
Diluted	20,832,074	20,726,193

[1]Operating expenses include stock-based compensation as follows:
Research and development	$446	$333
General and administrative	611	371
Sales and marketing	103	120
Total stock-based compensation	$1,160	$824

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	20,374,288	$2	$185,364	$(146,702)	$38,664
Exercise of stock options	3,020	—	13	—	13
Issuance of common stock under stock incentive plans	157,436	—	—	—	—
Stock-based compensation expense	—	—	1,160	—	1,160
Net income	—	—	—	761	761
Balance at March 31, 2023	20,534,744	$2	$186,537	$(145,941)	$40,598

	Three Months Ended March 31, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	19,858,460	$2	$180,067	$(152,831)	$27,238
Exercise of stock options	15,830	—	69	—	69
Issuance of common stock under stock incentive plans	96,496	—	—	—	—
Stock-based compensation expense	—	—	824	—	824
Net loss	—	—	—	1,935	1,935
Balance at March 31, 2022	19,970,786	$2	$180,960	$(150,896)	$30,066

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$761	$1,935
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	333	258
Stock-based compensation	1,160	824
Loss on prepayment and termination of credit facility	170	—
Non-cash warrant revaluation	23	(11)
Non-cash interest expense	26	32
Changes in operating assets and liabilities:
Accounts receivable	(544)	(2,047)
Inventory	404	188
Prepaid expenses and other current assets	119	126
Other assets	—	(13)
Accounts payable	125	267
Accrued liabilities	(1,457)	(2,014)
Deferred revenue	77	(502)
Lease liabilities	7	(14)
Net cash provided by (used in) operating activities	1,204	(971)
Cash flows from investing activities
Purchases of property and equipment	(1,011)	(22)
Net cash used in investing activities	(1,011)	(22)
Cash flows from financing activities
Payments on long-term debt	(2,790)	(600)
Proceeds from exercise of stock options	13	69
Net cash used in financing activities	(2,777)	(531)
Net decrease in cash and cash equivalents	(2,584)	(1,524)
Cash and cash equivalents at beginning of period	26,795	21,409
Cash and cash equivalents at end of period	$24,211	$19,885
Supplementary cash flow information:
Interest paid	$37	$43
Operating cash flows paid for operating leases	$375	$318
Financing cash flows paid for finance leases	$3	$2
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$3,350
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$36
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$257

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2022, has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Trade accounts receivable	$10,951	$10,498
Unbilled accounts receivable	498	551
Allowance for product returns and price adjustments	(240)	(384)
Accounts receivable, net	$11,209	$10,665

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

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31,	December 31,
Customers	2023	2022	2023	2022
Customer A	*	18%	15%	30%
Customer B	15%	13%	12%	18%
Customer C	14%	*	*	*
Customer D	12%	*	*	*
Customer E	18%	*	22%	*
*	Less than 10%

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

As of March 31, 2023, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments consist of Level 1 assets and a Level 3 liability. Level 1 assets consist of highly liquid money market funds that are included in cash equivalents. The Company’s Level 3 liability consists of warrants issued in connection with the Company’s 2019 Credit Facility. The warrants expire on July 6, 2023.

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$24,225	$—	$—	$24,225
Total assets measured at fair value	$24,225	$—	$—	$24,225

Liabilities:
Warrant liability	$—	$—	$50	$50
Total liabilities measured at fair value	$—	$—	$50	$50

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$26,812	$—	$—	$26,812
Total assets measured at fair value	$26,812	$—	$—	$26,812

Liabilities:
Warrant liability	$—	$—	$27	$27
Total liabilities measured at fair value	$—	$—	$27	$27

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. As the Company is a smaller reporting company, ASU 2016-13 is effective for the Company’s annual reporting periods, and interim periods within those years, beginning after December 15, 2022, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In April 2019, the FASB issued ASU 2019-04, Codification Improvements Financial Instruments-Credit Losses (Topic 326). ASU 2019-04 provides narrow-scope amendments to help apply ASU 2016-13, and is effective with the adoption of ASU 2016-13. The Company adopted ASU 2016-13 and ASU 2019-04 on January 1, 2023, and it did not have a material impact on its condensed financial statements.

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

The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Three Months Ended March 31,
	2023	2022
Distributor	$12,842	10,794
Non-distributor	2,004	3,553
Total revenue	$14,846	$14,347

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended March 31,
	2023	2022
Point in time	$13,870	13,646
Over time	976	701
Total revenue	$14,846	$14,347

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended March 31,
	2023	2022
Product sales	$13,777	$12,671
Licensing	918	575
Royalties	93	400
Other revenue	58	701
Total revenue	$14,846	$14,347

The Company recognizes revenue in three primary geographic regions: Asia-Pacific (APAC); North America; and Europe, Middle East and Africa (EMEA). The Company recognizes revenue by geography based on the region in which the Company’s products are sold, and not to where the end products in which they are assembled are shipped. The Company’s revenue by region for the periods indicated was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
APAC	$7,591	$9,234
North America	2,925	3,105
EMEA	4,330	2,008
Total revenue	$14,846	$14,347

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$530	$666
Work-in-process	4,631	4,746
Finished goods	1,118	1,271
Total inventory	$6,279	$6,683

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Payroll-related expenses	$1,165	$2,886
Inventory	406	185
Other	505	462
Total accrued liabilities	$2,076	$3,533

Deferred Revenue

During the year ended December 31, 2021, the Company executed contractual arrangements with a customer for the development of a RAD-Hard product, consisting of a technology license, design license agreement, and development subcontract (RAD-Hard 1). The Company does not share in the rights to future revenues or royalties. The total arrangements are for $6.5 million in consideration.

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

As of March 31, 2023, the Company has billed $6.0 million for the performance under the RAD-Hard 1 contractual agreements. Under the input method of recognition, the Company has recognized $0.2 million in revenue for the three-months ending March 31, 2023, and $5.2 million in revenue since inception of the contractual agreements. As a result, the Company has recorded $0.8 million in deferred revenue as of March 31, 2023. The Company expects to recognize the remaining $1.3 million of the transaction price as services are performed throughout the contractual period and performance is expected to be complete in the year ended December 31, 2024.

During the year ended December 31, 2022, the Company executed a contractual arrangement with a customer for the development of a strategic radiation hardened field programmable gate array product, consisting of a technology license to provide design and development services under the contractual agreement (RAD-Hard 2). The Company does not share in the rights to future revenues or royalties. The total arrangement is for $6.5 million in consideration and services are expected to be performed through the year ended December 31, 2024, subject to certain termination and extension provisions defined in the arrangement. The accounting for this contract follows the same revenue recognition as the RAD-Hard 1 contractual agreements. As of March 31, 2023, the Company has billed $1.1 million for the performance under the RAD-Hard 2 contractual agreement. Under the input method of recognition, the Company has recognized $0.7 million in revenue for the three-months ending March 31, 2023, and $1.0 million in revenue since inception of the contractual agreement. As a result, the Company has recorded $0.1 million in deferred revenue as of March 31, 2023.

5. Leases

Operating leases consist primarily of office space expiring at various dates through 2029. Finance leases relate to a server lease expiring in January 2025. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The undiscounted future non-cancellable lease payments under the Company’s operating and finance leases were as follows (in thousands):

As of March 31, 2023	Amount
2023	$1,048
2024	1,411
2025	1,416
2026	1,431
2027	1,314
Thereafter	566
Total lease payments	7,186
Less: imputed interest	(759)
Total lease liabilities	6,427
Less: current portion of lease liabilities	(1,139)
Total lease liabilities, net of current portion	$5,288

Other information related to the Company’s operating lease liabilities was as follows:

	March 31,	December 31,
	2023	2022
Weighted-average remaining lease term (years)	5.11	5.35
Weighted-average discount rate	4.50%	4.50%

Other information related to the Company’s finance lease liabilities was as follows:

	March 31,	December 31,
	2023	2022
Weighted-average remaining lease term (years)	1.84	2.09
Weighted-average discount rate	4.50%	4.50%

6. Debt

2019 Credit Facility

In March 2023, the 2019 Credit Facility, consisting of the Company’s Term Loan and Line of Credit, was paid in full, and there was no outstanding balance as of March 31, 2023. The Company paid an early termination and prepayment fee of $170,000, which was recorded within other income (expense) within the condensed statements of income and comprehensive income for the three months ended March 31, 2023.

The Company was in compliance with all covenants throughout the 2019 Credit Facility payoff date in March 2023.

The amortization of the debt issuance costs and accretion of the debt discount is included in interest expense within the condensed statements of income and comprehensive income and included in non-cash interest expense within the statement of cash flows.

Of

7. Stock-Based Compensation

Summary of Stock Option and Award Activity

The following table summarizes the stock option and award activity for the three months ended March 31, 2023:

		Options Outstanding
			Weighted-	Weighted-
	Options and		Average	Average	Aggregate
	Awards		Exercise	Remaining	Intrinsic
	Available for	Number of	Price Per	Contractual	Value
	Grant	Options	Share	Life (years)	(In thousands)
Balance—December 31, 2022	689,472	1,994,726	$5.88	7.8	$1,275
Authorized	611,228
RSUs granted	(607,886)
RSUs cancelled/forfeited	—
Options granted	(3,750)	3,750	$6.33
Options exercised	—	(3,020)	$4.40		$8
Options cancelled/forfeited	2,898	(2,898)	$7.08
Balance—March 31, 2023	691,962	1,992,558	$5.89	7.6	$2,749
Options exercisable—March 31, 2023		1,130,079	$5.64	7.0	$1,763

The total grant date fair value of options vested was $1.9 million and $1.0 million during the three months ended March 31, 2023 and 2022, respectively. The weighted-average grant date fair value of options granted was $3.20 and $5.41 per share during the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, there was $3.4 million of total unrecognized stock-based compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 2.2 years. Compensation cost capitalized within inventory at March 31, 2023 and 2022 was not material.

2016 Employee Stock Purchase Plan

In January 2023, there was an increase of 203,742 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP) pursuant to the terms of the ESPP. The Company had 977,879 shares available for future issuance under the Company’s ESPP as of March 31, 2023. Employees purchased no shares during the three months ended March 31, 2023 and 2022, respectively.

Restricted Stock Units

The following table summarizes restricted stock units (RSUs) activity for the three months ended March 31, 2023:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2022	656,646	$6.45
Granted	607,886	$6.33
Vested	(157,436)	$6.37
Cancelled/forfeited	—	$—
Balance—March 31, 2023	1,107,096	$6.39

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date.

As of March 31, 2023, there was $6.4 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.3 years. Compensation cost capitalized within inventory at March 31, 2023 and 2022 was not material.

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

9. Net Income Per Common Share

Basic net income per common share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding for the period less shares subject to repurchase, without consideration of potentially dilutive securities. Diluted earnings per share is calculated using the treasury stock method by dividing net income by the total weighted average shares of common stock outstanding in addition to the potential impact of dilutive securities including restricted stock units, warrants, and options. In periods with a net loss, potentially dilutive securities are excluded from the Company’s calculation of earnings per share as their inclusion would have an antidilutive effect.

The following tables set forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share amounts):

Basic EPS

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$761	$1,935
Denominator:
Weighted-average shares of common stock outstanding, basic	20,450,994	19,896,654
Net income per common share, basic	$0.04	$0.10

Diluted EPS

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$761	$1,935
Less: warrant liability fair value loss (gain) recognized	23	(11)
Net income attributable to common stockholders, diluted	$784	$1,924
Denominator:
Weighted-average shares of common stock outstanding, basic	20,450,994	19,896,654
Dilutive effect of stock options and RSUs	381,080	829,539
Weighted-average shares of common stock outstanding, diluted	20,832,074	20,726,193
Net income per common share, diluted	$0.04	$0.09

Potentially dilutive securities representing 1.6 million and 0.3 million stock options and RSUs that were outstanding during the three-months ended of March 31, 2023, and 2022, respectively, were excluded from the computation of diluted earnings per common share during these periods as their inclusion would have an antidilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes included in Part I, Item 1 of this report and with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

	Three Months Ended March 31,
	2023	2022
Adjusted EBITDA reconciliation:
Net income	$761	$1,935
Depreciation and amortization	333	258
Stock-based compensation expense	1,160	824
Interest expense	63	75
Adjusted EBITDA	$2,317	$3,092

Effect of the COVID-19 Pandemic on our Business

The COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19. Overall, our business remained operational in the midst of the COVID-19 pandemic. Recently, the United States Government declared that it was no longer treating COVID-19 as a pandemic. Since our business is dependent on a global supply chain, we expect to continue to navigate the impact of COVID-19, particularly in some Asian countries. We will continue to monitor the situation and take additional actions as warranted. These actions may include further altering our operations in order to protect the best interests of our employees, customers and suppliers, and to comply with government requirements, while also planning and executing our business to best support our customers, suppliers, and partners.

The ultimate extent of the impact of the COVID-19 pandemic on our business, results of operations and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, See “Risk Factors” in Part II, Item 1A of this report for additional risks we face due to the existence of COVID-19.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2023	2022	2023	2022

	(In thousands)		(As a percentage of revenue)
Product sales	$13,777	$12,671	93%	88%
Licensing, royalty, patent, and other revenue	1,069	1,676	7	12
Total revenue	14,846	14,347	100	100
Cost of product sales	6,123	5,752	41	40
Cost of licensing, royalty, patent, and other revenue	293	272	2	2
Total cost of sales	6,416	6,024	43	42
Gross profit	8,430	8,323	57	58
Operating expenses:
Research and development	3,199	2,436	22	17
General and administrative	3,220	2,729	22	19
Sales and marketing	1,315	1,134	9	8
Total operating expenses	7,734	6,299	52	44
Income from operations	696	2,024	5	14
Interest expense	(63)	(75)	—	(1)
Other income (expense), net	128	(14)	1	—
Net income and comprehensive income	$761	$1,935	5%	13%

Comparison of the three months ended March 31, 2023 and 2022

Revenue

We generated 87% and 75% of our revenue from products sold to distributors for the three months ended March 31, 2023 and 2022, respectively.

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

	Three Months Ended March 31,
	2023	2022
APAC	$7,591	$9,234
North America	2,925	3,105
EMEA	4,330	2,008
Total revenue	$14,846	$14,347

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	%

	(Dollars in thousands)
Product sales	$13,777	$12,671	$1,106	8.7%
Licensing, royalty, patent, and other revenue	1,069	1,676	(607)	(36.2)%
Total revenue	$14,846	$14,347	$499	3.5%

Total revenue increased by $0.5 million, or 3.5%, from $14.3 million during the three months ended March 31, 2022 to $14.8 million during the three months ended March 31, 2023. The increase was primarily due to an increase of product sales by $1.1 million, or 8.7%, from $12.7 million to $13.8 million driven by a higher volume of toggle units produced and sold, along with average sales price increases to offset supplier price increases.

Licensing, royalty, patent, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Our best estimate of royalty revenue earned is made through the year, with an annual adjustment recognized for actual sales in the first quarter of each fiscal year. Licensing, royalty, patent, and other revenue decreased by $0.6 million, or 36.2%, from $1.7 million during the three months ended March 31, 2022 to $1.1 million during the three months ended March 31, 2023. The decrease was driven by a decrease of $0.6 million of other revenue related to foundry services.

Cost of Sales and Gross Margin

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	%

	(Dollars in thousands)
Cost of product sales	$6,123	$5,752	$371	6.4%
Cost of licensing, royalty, patent, and other revenue	293	272	21	7.7%
Total cost of sales	$6,416	$6,024	$392	6.5%
Gross margin	56.8%	58.0%

Cost of product sales increased by $0.4 million, or 6.4%, from $5.8 million during the three months ended March 31, 2022, to $6.1 million during the three months ended March 31, 2023. The increase was due to an increase in product sales and price increases from suppliers, partially offset by increased yields on toggle products.

Cost of licensing, royalty, patent, and other revenue increased by $21,000, or 7.7% from $272,000 during the three months ended March 31, 2022, to $293,000 during the three months ended March 31, 2023. The increase was due to an increase in licensing costs.

Gross margin decreased from 58.0% during the three months ended March 31, 2022, to 56.8% during the three months ended March 31, 2023. Our gross margin decreased due to price increases from suppliers and lower licensing, royalty, patent, and other revenue.

Operating Expenses

Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant component of each of our operating expense categories.

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Research and development	$3,199	$2,436	$763	31.3%
Research and development as a % of revenue	22%	17%

Research and Development Expenses. Research and development expenses increased by $0.8 million, or 31.3%, from $2.4 million during the three months ended March 31, 2022, to $3.2 million during the three months ended March 31, 2023. The increase is primarily due to development expenses related to our new xSPI family of STT-MRAM products.

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	%
	(Dollars in thousands)
General and administrative	$3,220	$2,729	$491	18.0%
General and administrative as a % of revenue	22%	19%

General and Administrative Expenses. General and administrative expenses increased by $0.5 million, or 18.0%, from $2.7 million during the three months ended March 31, 2022 to $3.2 million during the three months ended March 31, 2023. The increase is primarily due to increases related to profit sharing and professional service costs.

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Sales and marketing	$1,315	$1,134	$181	16.0%
Sales and marketing as a % of revenue	9%	8%

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.2 million, or 16.0%, from $1.1 million during the three months ended March 31, 2022, to $1.3 million during the three months ended March 31, 2023. The increase was primarily due to an increase in variable compensation costs.

Interest Expense

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	%

	(Dollars in thousands)
Interest expense	$63	$75	$(12)	(16.0)%

Interest expense decreased by $12,000, or 16.0%, from $75,000 during the three months ended March 31, 2022, to $63,000 during the three months ended March 31, 2023. The decrease was due to lower outstanding balances under the credit facility that we paid off in full during the three months ended March 31, 2023, resulting in less interest incurred.

Other Income (Expense), Net

	Three Months Ended
	March 31,		Change
	2023	2022	Amount	%

	(Dollars in thousands)
Other income (expense), net	$128	$(14)	$142	1,014.3%

Other income (expense), net changed from a $14,000 expense to income of $128,000 from the three months ended March 31, 2022 to the three months ended March 31, 2023. The change was primarily due to interest income earned on the money market cash account, offset by a loss on prepayment and termination of our 2019 Credit Facility.

Liquidity and Capital Resources

As of March 31, 2023, we had $24.2 million of cash and cash equivalents, compared to $26.8 million as of December 31, 2022. As of March 31, 2023, we have no outstanding debt as we paid off our 2019 Credit Facility in full in March 2023. We believe our cash and cash equivalents are sufficient to meet our anticipated capital requirements in the next 12 months. Our future capital requirements will depend on many factors, including, among other things, our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Cash provided by (used in) operating activities	$1,204	$(971)
Cash used in investing activities	(1,011)	(22)
Cash used in financing activities	(2,777)	(531)

Cash Flows From Operating Activities

During the three months ended March 31, 2023, cash provided by operating activities was $1.2 million, which consisted of net income of $0.8 million, cash provided by non-cash charges of $1.7 million and changes of net operating assets and liabilities of $1.3 million. The non-cash charges primarily consisted of stock-based compensation of $1.2 million, depreciation and amortization of $0.3 million, and a loss on prepayment and termination of our 2019 credit facility of $0.2 million. The use of cash due to the change in our net operating assets and liabilities was primarily due to an increase in accounts receivable of $0.5 million due to timing of cash receipts for outstanding balances and a decrease in accrued liabilities of $1.5 million primarily due to timing of variable compensation costs. These uses were partially offset by a decrease in inventory of $0.4 million, a decrease in prepaid and other current assets of $0.1 million, an increase in deferred revenue of $0.1 million, and an increase in accounts payable of $0.1 million.

During the three months ended March 31, 2022, cash used in operating activities was $1.0 million, which consisted of net income of $1.9 million, cash provided by non-cash charges of $1.1 million and changes of net operating assets and liabilities of $4.0 million. The non-cash charges primarily consisted of stock-based compensation of $0.8 million, and depreciation and amortization of $0.3 million. The use of cash due to the change in our net operating assets and liabilities was primarily due to an increase in accounts receivable of $2.0 million due to timing of cash receipts for outstanding balances, a decrease in accrued liabilities of $2.0 million primarily due to variable compensation costs and profit sharing, and a decrease in deferred revenue of $0.5 million. These uses were partially offset by an increase in accounts payable of $0.3 million, a decrease in prepaid expenses and other current assets of $0.1 million, and a decrease of inventory of $0.2 million.

Cash Flows From Investing Activities

Cash used in investing activities during the three months ended March 31, 2023 was $1.0 million, reflecting purchases of manufacturing equipment.

Cash used in investing activities during the three months ended March 31, 2022 was $22,000 for the purchase of manufacturing equipment.

Cash Flows From Financing Activities

Cash used in financing activities during the three months ended March 31, 2023, was $2.8 million, consisting mainly of $2.8 million of payments to pay off our 2019 Credit Facility.

Cash used in financing activities during the three months ended March 31, 2022 was $0.5 million, consisting mainly of $0.6 million of payments of term loan installments offset by $0.1 million in proceeds from the exercise of employee stock options.

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

There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023, that have had a material impact on our condensed financial statements and related notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our total revenue was approximately $14.8 million for the three months ended March 31, 2023, and $60.0 million for the year ended December 31, 2022. As of March 31, 2023, we had cash and cash equivalents of approximately $24.2 million. Based on our current operating plan, we believe our existing cash and cash equivalents, coupled with our anticipated growth and sales levels, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our existing capital may be insufficient to meet our long-term requirements. We have no committed sources of funding and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. If adequate funding is not available when needed, we may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

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

While our products offer unique benefits over other industry memory technologies, the rate of adoption of our products and our ability to capture market share from legacy technologies is uncertain. Our revenue may also be adversely impacted by a number of other possible reasons, many of which are outside our control, including business conditions that adversely affect the semiconductor memory industry resulting in a decline in end market demand for our products, adverse impacts resulting from the COVID-19 pandemic, increased competition, ongoing supply chain constraints, or our failure to capitalize on growth opportunities. We also rely on achieving specific cost reduction targets that have uncertainty in their timing and magnitude. We may also incur unforeseen expenses in the ongoing operation of our business that cause us to exceed our operational spending plan. As a result, our ability to generate sufficient revenue growth and/or control expenses to maintain and grow profitability and generate consistent positive cash flows is uncertain.

Risk Factors Related to Our Business and Our Industry

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

The term of the joint development agreement, as amended, is the completion, termination, or expiration of the last statement of work entered into pursuant to the joint development agreement.

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

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our four largest end customers together accounted for 29% of our total revenue for the three months ended March 31, 2023, and one of these customers accounted for more than 10% of our revenue during that period. Our four largest end customers together accounted for 24% of our total revenue for the year ended December 31, 2022, and one of these customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition, and cash flows.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income and tax credits to offset tax. As of December 31, 2022, we had gross federal net operating loss carryforwards of approximately $119.9 million, of which $79.1 million will expire in 2028 through 2037 if not utilized, and $40.8 million will carryover indefinitely. As of December 31, 2022, we had state net operating loss carryforwards of approximately $50.3 million, of which $47.5 million will expire in 2028 through 2042 if not utilized, and $2.8 million will carryover indefinitely. The federal NOLs generated prior to 2018 will continue to be governed by the NOL tax rules as they existed prior to the adoption of the 2017 Tax Cuts and Jobs Act (2017 Tax Act), which means that generally they will expire 20 years after they were generated if not used prior thereto. The 2017 Tax Act repealed the 20-year carryforward and two-year carryback of NOLs originating after December 31, 2017, and also limits the NOL deduction to 80% of taxable income for tax years beginning after December 31, 2017. Any NOLs generated in 2018 and forward will be carried forward and will not expire. There is no current impact to us as we continue to be in a loss position for U.S. income tax purposes. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. The ability to utilize our net operating losses and tax credits could also be impaired under state law. As a result, we might not be able to utilize a material portion of our state NOLs and tax credits.

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

General Risk Factors

Unfavorable economic and market conditions and the COVID-19 pandemic, domestically and internationally, may adversely affect our business, financial condition, results of operations and cash flows.

We have significant customer sales both in the United States and internationally. We also rely on domestic and international suppliers, manufacturing partners and distributors. We are therefore susceptible to adverse U.S. and international economic and market conditions. If any of our manufacturing partners, customers, distributors or suppliers experience slowdowns in their business, serious financial difficulties or cease operations, including as a result of the COVID-19 pandemic, our business will be adversely affected. In addition, the adverse impact of general economic factors that are beyond our control, including, but not limited to, housing markets, recession, inflation, deflation, consumer credit activity, consumer debt levels, fuel and energy costs, interest rates, bank failures, tax rates and policy, unemployment trends, potential industry downturn, the impact of natural disasters such as pandemics, civil disturbances, terrorist activities and acts of war, including the military conflict in Ukraine, may adversely impact consumer spending, which may adversely impact our customers’ spending and demand for our products. As an example, in the United States, capital markets have experienced and continue to experience volatility and disruption. Furthermore, inflation rates in the United States have recently increased to levels not seen in decades resulting in federal action to increase interest rates, affecting capital markets. In addition to the foregoing, adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures, or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Additionally, the military conflict in Ukraine and escalating geopolitical tensions resulting from such conflict have resulted and may continue to result in sanctions, tariffs, and import-export restrictions which, when combined with retaliatory actions taken by Russia, could cause further inflationary pressures and economic and supply chain disruptions, as well as cause us to experience extended lead times and increased prices from our suppliers. Any of the foregoing could adversely affect our business, financial condition, results of operations and cash flows.

Additionally, we could be negatively impacted by the widespread outbreak of an illness, any other communicable disease or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. The global COVID-19 pandemic has disrupted, and may continue to disrupt, our day-to-day operations and the operations of our customers, partners and service providers. For example, we have experienced electronics supply chain and demand disruptions from extended factory shutdowns, particularly in some Asian countries, which created unusual order patterns, and subsequently slowed Toggle MRAM demand, particularly from our industrial customers. While some of restrictions implemented by many government authorities and businesses have begun to be lifted, the lingering impact of the COVID-19 pandemic continues to create significant volatility throughout the global economy, including supply chain constraints, labor supply issues, and higher inflation.

While some states and countries have begun to reopen, the spread of COVID-19 and the status of the global recovery remains uncertain and unpredictable. Business activity may not recover as quickly as anticipated, and widespread recovery will be impacted by future developments, including future waves of outbreak or new variant strains of the virus, government and private sector requirements, and the emergence and effectiveness of medical and other measures to address COVID-19. Any of the foregoing could adversely affect our business, financial condition, and results of operations. The ultimate impact of the COVID-19 pandemic on our business, operations, or the global economy as a whole remains highly uncertain.

To the extent macroeconomic uncertainties and the COVID-19 pandemic continue to adversely affect our business, financial condition, and results of operations, many of the other risks described in this “Risk Factors” section will be exacerbated, including but not limited to, those related to our ability to increase sales to existing and new customers, develop and deploy new offerings and applications and maintain effective marketing and sales capabilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	10/13/2016

3.1.1	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/22/2019

3.1.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/27/2020

3.2	Amended and Restated Bylaws	8-K	001-37900	3.2	5/22/2019

10.1*	Non-Employee Director Compensation Program, as Amended

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Everspin Technologies, Inc.

Date: May 4, 2023	By:	/s/ Sanjeev Aggarwal
Sanjeev Aggarwal
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Anuj Aggarwal
Anuj Aggarwal
Chief Financial Officer
(Principal Financial and Accounting Officer)