Form 10-Q
period 2023-06-30
EVERSPIN TECHNOLOGIES INC
filed 2023-08-03
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the Registrant’s Common Stock outstanding as of August 1, 2023, was 20,787,579.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$30,830	$26,795
Accounts receivable, net	9,026	10,665
Inventory	7,345	6,683
Prepaid expenses and other current assets	411	604
Total current assets	47,612	44,747
Property and equipment, net	3,522	3,883
Right-of-use assets	6,074	6,641
Other assets	62	62
Total assets	$57,270	$55,333

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,230	$2,778
Accrued liabilities	2,832	3,533
Deferred revenue	725	821
Current portion of long-term debt	—	2,594
Lease liabilities, current portion	1,156	1,122
Other liabilities	50	27
Total current liabilities	5,993	10,875
Long-term debt, net of current portion	—	—
Lease liabilities, net of current portion	4,991	5,580
Long-term income tax liability	214	214
Total liabilities	$11,198	$16,669
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 20,743,422 and 20,374,288 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	188,126	185,364
Accumulated deficit	(142,056)	(146,702)
Total stockholders’ equity	46,072	38,664
Total liabilities and stockholders’ equity	$57,270	$55,333

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Income and Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product sales	$13,406	$13,223	$27,183	$25,894
Licensing, royalty, patent, and other revenue	2,341	1,484	3,410	3,160
Total revenue	15,747	14,707	30,593	29,054
Cost of product sales	6,090	5,793	12,213	11,545
Cost of licensing, royalty, patent, and other revenue	464	323	757	595
Total cost of sales	6,554	6,116	12,970	12,140
Gross profit	9,193	8,591	17,623	16,914
Operating expenses:[1]
Research and development	2,708	2,699	5,907	5,135
General and administrative	3,507	2,860	6,727	5,589
Sales and marketing	1,355	1,292	2,670	2,426
Total operating expenses	7,570	6,851	15,304	13,150
Income from operations	1,623	1,740	2,319	3,764
Interest expense	—	(70)	(63)	(145)
Other income (expense), net	2,262	1	2,390	(13)
Net income before income taxes	3,885	1,671	4,646	3,606
Income tax expense	—	—	—	—
Net income and comprehensive income	$3,885	$1,671	$4,646	$3,606
Net income per common share:
Basic	$0.19	$0.08	$0.23	$0.18
Diluted	$0.18	$0.08	$0.22	$0.17
Weighted average shares of common stock outstanding:
Basic	20,657,404	20,069,444	20,554,769	19,983,526
Diluted	21,234,253	20,424,283	21,068,059	20,626,547

[1]Operating expenses include stock-based compensation as follows:
Research and development	$503	$462	$949	$795
General and administrative	624	647	1,235	1,018
Sales and marketing	133	202	236	322
Total stock-based compensation	$1,260	$1,311	$2,420	$2,135

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Six Months Ended June 30, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	20,374,288	$2	$185,364	$(146,702)	$38,664
Exercise of stock options	3,020	—	13	—	13
Issuance of common stock under stock incentive plans	157,436	—	—	—	—
Stock-based compensation expense	—	—	1,160	—	1,160
Net income	—	—	—	761	761
Balance at March 31, 2023	20,534,744	$2	$186,537	$(145,941)	$40,598
Exercise of stock options	36,353	—	148	—	148
Issuance of common stock under stock incentive plans	172,325	—	181	—	181
Stock-based compensation expense	—	—	1,260	—	1,260
Net income	—	—	—	3,885	3,885
Balance at June 30, 2023	20,743,422	$2	$188,126	$(142,056)	$46,072

	Six Months Ended June 30, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	19,858,460	$2	$180,067	$(152,831)	$27,238
Exercise of stock options	15,830	—	69	—	69
Issuance of common stock under stock incentive plans	96,496	—	—	—	—
Stock-based compensation expense	—	—	824	—	824
Net loss	—	—	—	1,935	1,935
Balance at March 31, 2022	19,970,786	$2	$180,960	$(150,896)	$30,066
Exercise of stock options	18,131	—	50	—	50
Issuance of common stock under stock incentive plans	148,603	—	167	—	167
Stock-based compensation expense	—	—	1,311	—	1,311
Net income	—	—	—	1,671	1,671
Balance at June 30, 2022	20,137,520	$2	$182,488	$(149,225)	$33,265

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$4,646	$3,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	617	462
Gain on sale of property and equipment	(15)	(167)
Stock-based compensation	2,420	2,135
Loss on prepayment and termination of credit facility	170	—
Non-cash warrant revaluation	23	(21)
Non-cash interest expense	26	62
Changes in operating assets and liabilities:
Accounts receivable	1,639	(1,090)
Inventory	(662)	20
Prepaid expenses and other current assets	193	(38)
Other assets	—	664
Accounts payable	(741)	(201)
Accrued liabilities	(701)	(1,414)
Deferred revenue	(96)	(832)
Lease liabilities	12	164
Net cash provided by operating activities	7,531	3,350
Cash flows from investing activities
Purchases of property and equipment	(1,063)	(996)
Proceeds received from sale of property and equipment	15	202
Net cash used in investing activities	(1,048)	(794)
Cash flows from financing activities
Payments on long-term debt	(2,790)	(1,200)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	342	286
Net cash used in financing activities	(2,448)	(914)
Net increase in cash and cash equivalents	4,035	1,642
Cash and cash equivalents at beginning of period	26,795	21,409
Cash and cash equivalents at end of period	$30,830	$23,051
Supplementary cash flow information:
Interest paid	$37	$83
Operating cash flows paid for operating leases	$692	$635
Financing cash flows paid for finance leases	$6	$5
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$3,350
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$36
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$783

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2022, has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, fair value of assets and liabilities, net realizable value of inventory, product return reserves, deferred tax assets and related valuation allowances, and stock-based compensation. The Company believes its estimates and assumptions are reasonable; however, actual results may differ from the Company’s estimates.

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

Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Trade accounts receivable	$9,122	$10,498
Unbilled accounts receivable	129	551
Allowance for product returns and price adjustments	(225)	(384)
Accounts receivable, net	$9,026	$10,665

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

	Revenue				Accounts Receivable, net
	Three Months Ended		Six Months Ended		As of
	June 30,		June 30,		June 30,	December 31,
Customers	2023	2022	2023	2022	2023	2022
Customer A	*	24%	*	21%	*	30%
Customer B	17%	11%	16%	12%	16%	18%
Customer C	13%	10%	14%	*	*	*
Customer D	13%	10%	12%	*	*	*
Customer E	13%	*	15%	*	19%	*
Customer F	10%	*	*	*	19%	*
*	Less than 10%

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

As of June 30, 2023, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments consist of Level 1 assets and a Level 3 liability. Level 1 assets consist of highly liquid money market funds that are included in cash equivalents. The Company’s Level 3 liability consists of warrants issued in connection with the Company’s 2019 Credit Facility.

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$30,830	$—	$—	$30,830
Total assets measured at fair value	$30,830	$—	$—	$30,830

Liabilities:
Warrant liability	$—	$—	$50	$50
Total liabilities measured at fair value	$—	$—	$50	$50

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$26,812	$—	$—	$26,812
Total assets measured at fair value	$26,812	$—	$—	$26,812

Liabilities:
Warrant liability	$—	$—	$27	$27
Total liabilities measured at fair value	$—	$—	$27	$27

Government Tax Credits, Incentives and Grants

From time to time, the Company may receive government funding in the form of tax credits, operating-related grants, capital-related grants, or other incentives to support various business activities, including capital development, research and development, and other activities as defined by the relevant government agency awarding the tax credit, incentive, or grant. The amount received is typically based on the amount of qualifying costs incurred. The Company typically has to meet certain requirements to retain the government funding. The Company records operating-related grants and non-income related tax credits as other income in the condensed statements of income and comprehensive income when there is reasonable assurance that the grant will be received, and the Company will comply with the conditions specified in the grant agreement.

The Company received Employee Retention Tax Credit (“ERTC”) refunds from the United States Treasury totaling $2.0 million, relating to the payroll periods from October 1, 2020 through September 30, 2021. The amounts were received pursuant to provisions within the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Taxpayer Certainty and Disaster Tax Relief Act of 2020 enacted as part of the Consolidated Appropriations Act, 2021 (“Relief Act”), the American Rescue Plan Act of 2021 (“ARPA”) which provide tax relief and other stimulus measures, including the ERTC. The ERTC program allows for employers to claim a refundable tax credit against a portion of the employer share of Social Security tax for qualified wages paid to employees from March 13, 2020 through September 30, 2021.

The Company recognized the $2.0 million tax credit within other income (expense), net in the condensed statements of income and comprehensive income for the three and six month periods ended June 30, 2023, which is when the amount was received and it was determined that those amounts were reasonably assured to be retained by the Company. The Company’s compliance with the program’s qualifications may be subject to audit through the year ended December 31, 2025, which is when the statute of limitation expires. The Company has received all expected ERTC refunds based on applications that have been submitted.

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

The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Distributor	$12,365	$12,805	$25,207	23,600
Non-distributor	3,382	1,902	5,386	5,454
Total revenue	$15,747	$14,707	$30,593	$29,054

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Point in time	$13,790	$13,532	$27,660	26,650
Over time	1,957	1,175	2,933	2,404
Total revenue	$15,747	$14,707	$30,593	$29,054

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product sales	$13,406	$13,223	$27,183	$25,894
Licensing	1,899	771	2,817	1,346
Royalties	236	224	329	624
Other revenue	206	489	264	1,190
Total revenue	$15,747	$14,707	$30,593	$29,054

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
APAC	$7,964	$8,371	$15,555	$17,605
North America	4,517	3,780	8,847	6,885
EMEA	3,266	2,556	6,191	4,564
Total revenue	$15,747	$14,707	$30,593	$29,054

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$392	$666
Work-in-process	5,503	4,746
Finished goods	1,450	1,271
Total inventory	$7,345	$6,683

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Payroll-related expenses	$2,037	$2,886
Inventory	405	185
Other	390	462
Total accrued liabilities	$2,832	$3,533

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

As of June 30, 2023, the Company has billed $6.0 million for the performance under the RAD-Hard 1 contractual agreements. Under the input method of recognition, the Company has recognized $0.3 and $0.5 million in revenue for the three and six months ended June 30, 2023, respectively, and $5.5 million in revenue since inception of the contractual agreements. As a result, the Company has recorded $0.5 million in deferred revenue as of June 30, 2023. The Company expects to recognize the remaining $1.0 million of the transaction price as services are performed throughout the contractual period and performance is expected to be complete in the year ended December 31, 2024.

During the year ended December 31, 2022, the Company executed a contractual arrangement with a customer for the development of a strategic radiation hardened field programmable gate array product, consisting of a technology license to provide design and development services under the contractual agreement (RAD-Hard 2). The total arrangement is for $6.5 million in consideration and services are expected to be performed through the year ended December 31, 2024, subject to certain termination and extension provisions defined in the arrangement. The accounting for this contract follows the same revenue recognition as the RAD-Hard 1 contractual agreements. As of June 30, 2023, the Company has billed $2.8 million for the performance under the RAD-Hard 2 contractual agreement. Under the input method of recognition, the Company has recognized $1.6 million and $2.3 million in revenue for the three and six months ended June 30, 2023, respectively, and $2.6 million in revenue since inception of the contractual agreement. As a result, the Company has recorded $0.2 million in deferred revenue as of June 30, 2023.

5. Leases

Operating leases consist primarily of office space expiring at various dates through 2029. Finance leases relate to a server lease expiring in January 2025. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The undiscounted future non-cancellable lease payments under the Company’s operating and finance leases were as follows (in thousands):

As of June 30, 2023	Amount
2023	$698
2024	1,411
2025	1,416
2026	1,431
2027	1,314
Thereafter	566
Total lease payments	6,836
Less: imputed interest	(689)
Total lease liabilities	6,147
Less: current portion of lease liabilities	(1,156)
Total lease liabilities, net of current portion	$4,991

Other information related to the Company’s operating lease liabilities was as follows:

	June 30,	December 31,
	2023	2022
Weighted-average remaining lease term (years)	4.86	5.35
Weighted-average discount rate	4.50%	4.50%

Other information related to the Company’s finance lease liabilities was as follows:

	June 30,	December 31,
	2023	2022
Weighted-average remaining lease term (years)	1.59	2.09
Weighted-average discount rate	4.50%	4.50%

6. Debt

2019 Credit Facility

In March 2023, the 2019 Credit Facility, consisting of the Company’s Term Loan and Line of Credit, was paid in full, and there was no outstanding balance as of June 30, 2023. The Company paid an early termination and prepayment fee of $170,000, which was recorded within other income (expense) within the condensed statements of income and comprehensive income for the six months ended June 30, 2023. There were no payments or fees recorded related to the 2019 Credit Facility during the three months ended June 30, 2023.

The Company was in compliance with all covenants throughout the 2019 Credit Facility payoff date in March 2023.

The amortization of the debt issuance costs and accretion of the debt discount is included in interest expense within the condensed statements of income and comprehensive income and included in non-cash interest expense within the statement of cash flows.

7. Stock-Based Compensation

Summary of Stock Option and Award Activity

The following table summarizes the stock option and award activity for the six months ended June 30, 2023:

		Options Outstanding
			Weighted-	Weighted-
	Options and		Average	Average	Aggregate
	Awards		Exercise	Remaining	Intrinsic
	Available for	Number of	Price Per	Contractual	Value
	Grant	Options	Share	Life (years)	(In thousands)
Balance—December 31, 2022	689,472	1,994,726	$5.88	7.8	$1,275
Authorized	611,228
RSUs granted	(693,518)
RSUs cancelled/forfeited	—
Options granted	(8,000)	8,000	$6.47
Options exercised	—	(39,373)	$4.09		$146
Options cancelled/forfeited	3,210	(3,210)	$7.05
Balance—June 30, 2023	602,392	1,960,143	$5.92	7.3	$6,488
Options exercisable—June 30, 2023		1,203,081	$5.67	6.8	$4,299

The total grant date fair value of options vested was $0.4 million and $0.9 million during the three months ended June 30, 2023 and 2022, respectively, and $1.3 million and $1.8 million during the six months ended June 30, 2023 and 2022, respectively.

The weighted-average grant date fair value of options granted was $4.43 and $4.40 per share during the three months ended June 30, 2023 and 2022, respectively, and $3.85 and $5.40 per share during the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, there was $3.0 million of total unrecognized stock-based compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 2.0 years. Compensation cost capitalized within inventory at June 30, 2023 and 2022 was not material.

2016 Employee Stock Purchase Plan

In January 2023, there was an increase of 203,742 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP) pursuant to the terms of the ESPP. The Company had 936,985 shares available for future issuance under the Company’s ESPP as of June 30, 2023. Employees purchased 40,894 shares for $181,000 during the three and six months ended June 30, 2023. Employees purchased 37,017 shares for $167,000 during the three and six months ended June 30 2022.

Restricted Stock Units

The following table summarizes restricted stock units (RSUs) activity for the six months ended June 30, 2023:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2022	656,646	$6.45
Granted	693,518	$6.43
Vested	(288,867)	$6.18
Cancelled/forfeited	—	$—
Balance—June 30, 2023	1,061,297	$6.50

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date.

As of June 30, 2023, there was $6.1 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.1 years. Compensation cost capitalized within inventory at June 30, 2023 and 2022 was not material.

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

The following tables set forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share amounts):

Basic EPS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$3,885	$1,671	$4,646	$3,606
Denominator:
Weighted-average shares of common stock outstanding, basic	20,657,404	20,069,444	20,554,769	19,983,526
Net income per common share, basic	$0.19	$0.08	$0.23	$0.18

Diluted EPS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$3,885	$1,671	$4,646	$3,606
Less: warrant liability fair value loss (gain) recognized	—	(11)	23	(21)
Net income attributable to common stockholders, diluted	3,885	1,660	$4,669	$3,585
Denominator:
Weighted-average shares of common stock outstanding, basic	20,657,404	20,069,444	20,554,769	19,983,526
Dilutive effect of stock options and RSUs	576,849	354,839	513,290	643,021
Weighted-average shares of common stock outstanding, diluted	21,234,253	20,424,283	21,068,059	20,626,547
Net income per common share, diluted	$0.18	$0.08	$0.22	$0.17

Potentially dilutive securities representing 0.9 million and 2.0 million stock options and RSUs that were outstanding during the three months ended of June 30, 2023, and 2022, respectively, and 1.3 million and 0.6 million stock options and RSUs outstanding during the six months ended June 30, 2023 and 2022, respectively, were excluded from the computation of diluted earnings per common share during these periods as their inclusion would have an antidilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes included in Part I, Item 1 of this report and with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2022.

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to, among other things, our industry, business, future plans, strategies, objectives, expectations, intentions and financial performance, as well as anticipated impacts from, and our responses to, the existence of COVID-19 and our expectations regarding current supply constraints, and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission (SEC). Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted EBITDA reconciliation:
Net income	$3,885	$1,671	$4,646	$3,606
Depreciation and amortization	284	204	617	462
Stock-based compensation expense	1,260	1,311	2,420	2,135
Interest expense	—	70	63	145
Adjusted EBITDA	$5,429	$3,256	$7,746	$6,348

Our Adjusted EBITDA for the three and six months ended June 30, 2023 includes a one-time employee retention tax credit received of $2.0 million.

Effect of COVID-19 on our Business

The COVID-19 outbreak resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19. Overall, our business remained operational in the midst of the COVID-19 pandemic. Recently, the United States Government declared that it was no longer treating COVID-19 as a pandemic. Since our business is dependent on a global supply chain, we expect to continue to navigate the impact of COVID-19, particularly in some Asian countries. We will continue to monitor the situation and take additional actions as warranted. These actions may include further altering our operations in order to protect the best interests of our employees, customers and suppliers, and to comply with government requirements, while also planning and executing our business to best support our customers, suppliers, and partners.

The ultimate extent of the impact of COVID-19 on our business, results of operations and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, See “Risk Factors” in Part II, Item 1A of this report for additional risks we face due to the existence of COVID-19.

Results of Operations

The following tables set forth our results of operations for the periods indicated:

	Three Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)		(As a percentage of revenue)
Product sales	$13,406	$13,223	85%	90%
Licensing, royalty, patent, and other revenue	2,341	1,484	15	10
Total revenue	15,747	14,707	100	100
Cost of product sales	6,090	5,793	39	39
Cost of licensing, royalty, patent, and other revenue	464	323	3	2
Total cost of sales	6,554	6,116	42	42
Gross profit	9,193	8,591	58	58
Operating expenses:
Research and development	2,708	2,699	17	18
General and administrative	3,507	2,860	22	19
Sales and marketing	1,355	1,292	9	9
Total operating expenses	7,570	6,851	48	46
Income from operations	1,623	1,740	10	12
Interest expense	—	(70)	—	—
Other income (expense), net	2,262	1	14	—
Net income and comprehensive income	$3,885	$1,671	25%	11%

	Six Months Ended June 30,
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)		(As a percentage of revenue)
Product sales	$27,183	$25,894	89%	89%
Licensing, royalty, patent, and other revenue	3,410	3,160	11	11
Total revenue	30,593	29,054	100	100
Cost of product sales	12,213	11,545	40	40
Cost of licensing, royalty, patent, and other revenue	757	595	2	3
Total cost of sales	12,970	12,140	42	42
Gross profit	17,623	16,914	58	58
Operating expenses:
Research and development	5,907	5,135	19	18
General and administrative	6,727	5,589	22	19
Sales and marketing	2,670	2,426	9	8
Total operating expenses	15,304	13,150	50	45
Income from operations	2,319	3,764	8	13
Interest expense	(63)	(145)	—	(1)
Other income (expense), net	2,390	(13)	8	—
Net income and comprehensive income	$4,646	$3,606	15%	12%

Comparison of the three months ended June 30, 2023 and 2022

Revenue

We generated 79% and 87% of our revenue from products sold to distributors for the three months ended June 30, 2023 and 2022, respectively.

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

	Three Months Ended June 30,
	2023	2022
APAC	$7,964	$8,371
North America	4,517	3,780
EMEA	3,266	2,556
Total revenue	$15,747	$14,707

	Three Months Ended
	June 30,		Change
	2023	2022	Amount	%

	(Dollars in thousands)
Product sales	$13,406	$13,223	$183	1.4%
Licensing, royalty, patent, and other revenue	2,341	1,484	857	57.7%
Total revenue	$15,747	$14,707	$1,040	7.1%

Total revenue increased by $1.0 million, or 7.1%, from $14.7 million during the three months ended June 30, 2022 to $15.7 million during the three months ended June 30, 2023. The increase was primarily due to an increase in licensing revenue generated from the RAD-Hard 2 project, along with a higher volume of units produced and sold related to our toggle MRAM products.

Licensing, royalty, patent, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Our best estimate of royalty revenue earned is made through the year, with an annual adjustment recognized for actual sales in the first quarter of each fiscal year. Licensing, royalty, patent, and other revenue increased by $0.8 million, or 57.7%, from $1.5 million during the three months ended June 30, 2022 to $2.3 million during the three months ended June 30, 2023. The increase was driven by an increase of $1.1 million in licensing revenue for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, offset by a decrease of $0.3 million of other revenue related to foundry services.

Cost of Sales and Gross Margin

	Three Months Ended
	June 30,		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Cost of product sales	$6,090	$5,793	$297	5.1%
Cost of licensing, royalty, patent, and other revenue	464	323	141	43.7%
Total cost of sales	$6,554	$6,116	$438	7.2%
Gross margin	58.4%	58.4%

Cost of product sales increased by $0.3 million, or 5.1%, from $5.8 million during the three months ended June 30, 2022, to $6.1 million during the three months ended June 30, 2023. The increase was due to price increases from suppliers, partially offset by increased yields on toggle products.

Cost of licensing, royalty, patent, and other revenue increased by $141,000, or 43.7% from $323,000 during the three months ended June 30, 2022, to $464,000 during the three months ended June 30, 2023. The increase was due to an increase in licensing costs associated with our RAD-Hard projects.

Gross margin remained consistent at 58.4% during the three months ended June 30, 2023 and 2022, respectively. We have been able to maintain a consistent margin by offsetting increased pricing from suppliers with increased yield on toggle products and increased licensing revenue.

Operating Expenses

Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant component of each of our operating expense categories.

	Three Months Ended
	June 30,		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Research and development	$2,708	$2,699	$9	0.3%
Research and development as a % of revenue	17%	18%

Research and Development Expenses. Research and development expenses remained consistent at $2.7 million during the three months ended June 30, 2023 and 2022, respectively. The primary driver of research and development expenses relate to our new xSPI family of STT-MRAM products.

	Three Months Ended
	June 30,		Change
	2023	2022	Amount	%
	(Dollars in thousands)
General and administrative	$3,507	$2,860	$647	22.6%
General and administrative as a % of revenue	22%	19%

General and Administrative Expenses. General and administrative expenses increased by $0.6 million, or 22.6%, from $2.9 million during the three months ended June 30, 2022 to $3.5 million during the three months ended June 30, 2023. The increase is primarily due to increases related professional service and depreciation costs.

	Three Months Ended
	June 30,		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Sales and marketing	$1,355	$1,292	$63	4.9%
Sales and marketing as a % of revenue	9%	9%

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.1 million, or 4.9%, from $1.3 million during the three months ended June 30, 2022, to $1.4 million during the three months ended June 30, 2023. The increase was primarily due to an increase in variable compensation costs.

Interest Expense

	Three Months Ended
	June 30,		Change
	2023	2022	Amount	%

	(Dollars in thousands)
Interest expense	$—	$70	$(70)	(100.0)%

Interest expense decreased by $70,000, or 100.0%, from $70,000 during the three months ended June 30, 2022, to $0 during the three months ended June 30, 2023. The decrease was due to no outstanding balance under the credit facility during the three months ended June 30, 2023 as we paid off the outstanding balance in full in March 2023, resulting in no interest incurred during the three months ended June 30, 2023.

Other Income (Expense), Net

	Three Months Ended
	June 30,		Change
	2023	2022	Amount	%

	(Dollars in thousands)
Other income (expense), net	$2,262	$1	$2,261	226,100.0%

Other income (expense), net increased by $2.3 million in income for the three months ended June 30, 2023. The change was primarily due to the employee retention tax credit received of $2.0 million along with an increase in interest income earned on the money market cash account as a result of the increased cash balances and increasing interest rates, offset by a loss on prepayment and termination of our 2019 Credit Facility.

Comparison of the six months ended June 30, 2023 and 2022

Revenue

We generated 82% and 81% of our revenue from products sold to distributors for the six months ended June 30, 2023 and 2022, respectively.

Our revenue by region and by type of revenue for the periods indicated were as follows (in thousands).

	Six Months Ended June 30,
	2023	2022
APAC	$15,555	$17,605
North America	8,847	6,885
EMEA	6,191	4,564
Total revenue	$30,593	$29,054

	Six Months Ended
	June 30,		Change
	2023	2022	Amount	%

	(Dollars in thousands)
Product sales	$27,183	$25,894	$1,289	5.0%
Licensing, royalty, patent, and other revenue	3,410	3,160	250	7.9%
Total revenue	$30,593	$29,054	$1,539	5.3%

Total revenue increased by $1.5 million, or 5.3%, from $29.1 million during the six months ended June 30, 2022 to $30.6 million during the six months ended June 30, 2023. The increase was primarily due to an increase of product sales by $1.3 million, or 5.0%, from $25.9 million to $27.2 million driven by a higher volume of toggle units produced and sold, along with average sales price increases to offset supplier price increases.

Licensing, royalty, patent, and other revenue increased by $0.2 million, or 7.9%, from $3.2 million during the six months ended June 30, 2022 to $3.4 million during the six months ended June 30, 2023. The increase was driven by a increase of $1.4 million in licensing, offset by a decline of $0.9 million in revenue related to foundry services and a decline of $0.3 million in royalty revenue.

Cost of Sales and Gross Margin

	Six Months Ended
	June 30,		Change
	2023	2022	Amount	%

	(Dollars in thousands)
Cost of product sales	$12,213	$11,545	$668	5.8%
Cost of licensing, royalty, patent, and other revenue	757	595	162	27.2%
Total cost of sales	$12,970	$12,140	$830	6.8%
Gross margin	57.6%	58.2%

Cost of product sales increased by $0.7 million, or 5.8%, from $11.5 million during the six months ended June 30, 2022, to $12.2 million during the six months ended June 30, 2023. The increase was due to an increase in product sales and price increases from suppliers, partially offset by increased yields on toggle products.

Cost of licensing, royalty, patent, and other revenue increased by $0.2 million, or 27.2% from $0.6 million during the six months ended June 30, 2022, to $0.8 million during the six months ended June 30, 2023. The increase was due to an increase in licensing costs associated with the RAD-Hard projects.

Gross margin decreased from 58.2% during the six months ended June 30, 2022, to 57.6% during the six months ended June 30, 2023. Our gross margin decreased primarily due to price increases from suppliers along with a decrease in foundry services and royalty revenues.

Operating Expenses

Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant component of each of our operating expense categories.

	Six Months Ended
	June 30,		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Research and development	$5,907	$5,135	$772	15.0%
Research and development as a % of revenue	19%	18%

Research and Development Expenses. Research and development expenses increased by $0.8 million, or 15.0%, from $5.1 million during the six months ended June 30, 2022, to $5.9 million during the six months ended June 30, 2023. The increase is primarily due to development expenses related to our new xSPI family of STT-MRAM products.

	Six Months Ended
	June 30,		Change
	2023	2022	Amount	%
	(Dollars in thousands)
General and administrative	$6,727	$5,589	$1,138	20.4%
General and administrative as a % of revenue	22%	19%

General and Administrative Expenses. General and administrative expenses increased by $1.1 million, or 20.4%, from $5.6 million during the six months ended June 30, 2022 to $6.7 million during the six months ended June 30, 2023. The increase is primarily due to increases related to profit sharing, professional service costs, and depreciation.

	Six Months Ended
	June 30,		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Sales and marketing	$2,670	$2,426	$244	10.1%
Sales and marketing as a % of revenue	9%	8%

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.3 million, or 10.1%, from $2.4 million during the six months ended June 30, 2022, to $2.7 million during the six months ended June 30, 2023. The increase was primarily due to an increase in variable compensation costs.

Interest Expense

	Six Months Ended
	June 30,		Change
	2023	2022	Amount	%

	(Dollars in thousands)
Interest expense	$63	$145	$(82)	(56.6)%

Interest expense decreased by $82,000, or 16.0%, from $145,000 during the six months ended June 30, 2022, to $63,000 during the six months ended June 30, 2023. The decrease was due to lower outstanding balances under the credit facility that we paid off in full in March 2023, resulting in less interest incurred.

Other Income (Expense), Net

	Six Months Ended
	June 30,		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Other income (expense), net	$2,390	$(13)	$2,403	(18,484.6)%

Other income (expense), net increased by $2.4 million in income for the six months ended June 30, 2023. The change was primarily due to the ERTC received of $2.0 million along with an increase in interest income earned on the money market cash account as a result of the increased cash balances and increasing interest rates, offset by a loss on prepayment and termination of our 2019 Credit Facility.

Liquidity and Capital Resources

As of June 30, 2023, we had $30.8 million of cash and cash equivalents, compared to $26.8 million as of December 31, 2022. As of June 30, 2023, we have no outstanding debt as we paid off our 2019 Credit Facility in full in March 2023. We believe our cash and cash equivalents are sufficient to meet our anticipated capital requirements in the next 12 months. Our future capital requirements will depend on many factors, including, among other things, our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2023	2022
	(In thousands)
Cash provided by operating activities	$7,531	$3,350
Cash used in investing activities	(1,048)	(794)
Cash used in financing activities	(2,448)	(914)

Cash Flows From Operating Activities

During the six months ended June 30, 2023, cash provided by operating activities was $7.5 million, which consisted of net income of $4.6 million, non-cash charges of $3.2 million and changes of net operating assets and liabilities of $0.3 million. The non-cash charges primarily consisted of stock-based compensation of $2.4 million, depreciation and amortization of $0.6 million, and a loss on prepayment and termination of our 2019 credit facility of $0.2 million. The change in our net operating assets and liabilities was primarily due to a decrease in accounts receivable of $1.6 million due to timing of cash receipts for outstanding balances, an increase in inventory of $0.7 million, a decrease in prepaid and other current assets of $0.2 million, a decrease in accounts payable of $0.7 million, a decrease in accrued liabilities of $0.7 million primarily due to timing of variable compensation costs, and a decrease in deferred revenue of $0.1 million.

During the six months ended June 30, 2022, cash provided by operating activities was $3.4 million, which consisted of net income of $3.6 million, non-cash charges of $2.5 million and changes of net operating assets and liabilities of $2.7 million. The non-cash charges primarily consisted of stock-based compensation of $2.1 million, and depreciation and amortization of $0.5 million. The change in our net operating assets and liabilities was primarily due to an increase in accounts receivable of $1.1 million due to timing of cash receipts for outstanding balances, a decrease in other assets of $0.7 million, a decrease in accounts payable of $0.2 million, a decrease in accrued liabilities of $1.4 million primarily due to variable compensation costs and profit sharing, and a decrease in deferred revenue of $0.8 million.

Cash Flows From Investing Activities

Cash used in investing activities during the six months ended June 30, 2023 was $1.0 million, reflecting $1.1 million for the purchase of manufacturing equipment offset by a nominal amount in proceeds received on the sale of property and equipment.

Cash used in investing activities during the six months ended June 30, 2022 was $0.8 million, reflecting $1.0 million for the purchase of manufacturing equipment offset by $0.2 million in proceeds received on the sale of property and equipment.

Cash Flows From Financing Activities

Cash used in financing activities during the six months ended June 30, 2023, was $2.5 million, consisting mainly of $2.8 million of payments to pay off our 2019 Credit Facility, offset by $0.3 million in proceeds from the exercise of employee stock options.

Cash used in financing activities during the six months ended June 30, 2022 was $0.9 million, consisting mainly of $1.2 million of payments of term loan installments offset by $0.3 million in proceeds from the exercise of employee stock options.

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

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by us or on our behalf. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem immaterial also may impair our business operations. If any of the following risks or such other risks actually occurs, our business, financial condition, results of operations and cash flows could be harmed. In addition, many of the following risks and uncertainties may be exacerbated by the ongoing presence of COVID-19, including any new variants that may become predominant, and any worsening of the global business and economic environment as a result.

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

Our total revenue was approximately $30.6 million for the six months ended June 30, 2023, and $60.0 million for the year ended December 31, 2022. As of June 30, 2023, we had cash and cash equivalents of approximately $30.8 million. Based on our current operating plan, we believe our existing cash and cash equivalents, coupled with our anticipated growth and sales levels, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our existing capital may be insufficient to meet our long-term requirements. We have no committed sources of funding and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. If adequate funding is not available when needed, we may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

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

If any of our current or future foundries or packaging, assembly and testing subcontractors significantly increases the costs of wafers or other materials or services, interrupts or reduces our supply, including for reasons outside of their control, such as due to COVID-19, or if any of our relationships with our suppliers is terminated, our operating results could be adversely affected. Such occurrences could also damage our customer relationships, result in lost revenue, cause a loss in market share, or damage our reputation.

Disruptions in our supply chain and increased cost of components used in our products may adversely impact our business, results of operations and financial condition, including our ability to fulfill customer demand.

If we fail to procure sufficient components used in our products, we may be unable to deliver our products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We would likely experience significant delays or cessation in producing some of our products if a labor strike, natural disaster, public health crisis, geopolitical event, or other supply disruption were to occur, including as a result of COVID-19 or the military conflict in Ukraine, at any of our main suppliers.

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

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our largest end customer accounted for 10% of our total revenue for the six months ended June 30, 2023. Our largest end customer accounted for 14% of our total revenue for the year ended December 31, 2022. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition, and cash flows.

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

The success of our business depends, in large part, on our ability to operate successfully from geographically disparate locations and to further expand our international operations and sales. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those we face in the United States. We cannot be sure that further international expansion will be successful. In addition, we face risks in doing business internationally that could expose us to reduced demand for our products, lower prices for our products or other adverse effects on our operating results. The success and profitability, as well as the expansion, of our international operations are subject to numerous risks and uncertainties, many of which are outside of our control, such as the following:

● public health issues, such as COVID-19, which can result in varying impacts to our business, employees, partners, customers, distributors or suppliers internationally as discussed elsewhere in this “Risk Factors” section;

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

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

●    the duration and severity of COVID-19 and its effects on our business, financial condition, results of operations and cash flows;

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

●    changes in earnings estimates or recommendations by securities analysts; and

●    general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors, including those due to the duration and severity of COVID-19 and the military conflict in Ukraine.

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

General Risk Factors

Unfavorable economic and market conditions and the presence of COVID-19, domestically and internationally, may adversely affect our business, financial condition, results of operations and cash flows.

We have significant customer sales both in the United States and internationally. We also rely on domestic and international suppliers, manufacturing partners and distributors. We are therefore susceptible to adverse U.S. and international economic and market conditions. If any of our manufacturing partners, customers, distributors or suppliers experience slowdowns in their business, serious financial difficulties or cease operations, including as a result of the presence of COVID-19, our business will be adversely affected. In addition, the adverse impact of general economic factors that are beyond our control, including, but not limited to, housing markets, recession, inflation, deflation, consumer credit activity, consumer debt levels, fuel and energy costs, interest rates, bank failures, tax rates and policy, unemployment trends, potential industry downturn, the impact of natural disasters such as pandemics, civil disturbances, terrorist activities and acts of war, including the military conflict in Ukraine, may adversely impact consumer spending, which may adversely impact our customers’ spending and demand for our products. As an example, in the United States, capital markets have experienced and continue to experience volatility and disruption. Furthermore, inflation rates in the United States have recently increased to levels not seen in decades resulting in federal action to increase interest rates, affecting capital markets. In addition to the foregoing, adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures, or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Additionally, the military conflict in Ukraine and escalating geopolitical tensions resulting from such conflict have resulted and may continue to result in sanctions, tariffs, and import-export restrictions which, when combined with retaliatory actions taken by Russia, could cause further inflationary pressures and economic and supply chain disruptions, as well as cause us to experience extended lead times and increased prices from our suppliers. Any of the foregoing could adversely affect our business, financial condition, results of operations and cash flows.

Additionally, we could be negatively impacted by the widespread outbreak of an illness, any other communicable disease or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. The global COVID-19 pandemic has disrupted, and may continue to disrupt, our day-to-day operations and the operations of our customers, partners and service providers. For example, we have experienced electronics supply chain and demand disruptions from extended factory shutdowns, particularly in some Asian countries, which created unusual order patterns, and subsequently slowed Toggle MRAM demand, particularly from our industrial customers. While some of restrictions implemented by many government authorities and businesses have begun to be lifted, the lingering impact of COVID-19 continues to create significant volatility throughout the global economy, including supply chain constraints, labor supply issues, and higher inflation.

Widespread recovery from COVID-19 will be impacted by future developments, including future waves of outbreak or new variant strains of the virus, government and private sector requirements, and the emergence and effectiveness of medical and other measures to address COVID-19. Any of the foregoing could adversely affect our business, financial condition, and results of operations. The ultimate impact of COVID-19 on our business, operations, or the global economy as a whole remains highly uncertain.

To the extent macroeconomic uncertainties and COVID-19 continue to adversely affect our business, financial condition, and results of operations, many of the other risks described in this “Risk Factors” section will be exacerbated, including but not limited to, those related to our ability to increase sales to existing and new customers, develop and deploy new offerings and applications and maintain effective marketing and sales capabilities.

Our business may be adversely impacted by natural disasters and other catastrophic events.

Our operations and business, and those of our manufacturing partners, customers, distributors, or suppliers, can be disrupted by natural disasters; industrial accidents; public health issues, such as COVID-19; cybersecurity incidents; interruptions of service from utilities, transportation, telecommunications, or IT systems providers; manufacturing equipment failures; or other catastrophic events. For example, some of our foundries and suppliers’ facilities in Asia are located near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, such as power loss, fire, floods, and similar events. If any such natural disasters or other catastrophic events were to occur, our ability to operate our business could be seriously impaired. In addition, we may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	10/13/2016

3.1.1	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/22/2019

3.1.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/27/2020

3.1.3	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/25/2023

3.2	Amended and Restated Bylaws	8-K	001-37900	3.2	5/22/2019

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Everspin Technologies, Inc.

Date: August 3, 2023	By:	/s/ Sanjeev Aggarwal
Sanjeev Aggarwal
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Anuj Aggarwal
Anuj Aggarwal
Chief Financial Officer
(Principal Financial and Accounting Officer)