Form 10-Q
period 2023-09-30
EVERSPIN TECHNOLOGIES INC
filed 2023-11-02
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2023, was 21,023,438.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$34,934	$26,795
Accounts receivable, net	10,088	10,665
Inventory	8,637	6,683
Prepaid expenses and other current assets	238	604
Total current assets	53,897	44,747
Property and equipment, net	3,251	3,883
Right-of-use assets	5,786	6,641
Other assets	62	62
Total assets	$62,996	$55,333

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,570	$2,778
Accrued liabilities	3,479	3,533
Deferred revenue	510	821
Current portion of long-term debt	—	2,594
Lease liabilities, current portion	1,172	1,122
Other liabilities	—	27
Total current liabilities	7,731	10,875
Long-term debt, net of current portion	—	—
Lease liabilities, net of current portion	4,693	5,580
Long-term income tax liability	214	214
Total liabilities	$12,638	$16,669
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 20,934,919 and 20,374,288 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	189,974	185,364
Accumulated deficit	(139,618)	(146,702)
Total stockholders’ equity	50,358	38,664
Total liabilities and stockholders’ equity	$62,996	$55,333

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Income and Comprehensive Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product sales	$13,543	$14,571	$40,726	$40,465
Licensing, royalty, patent, and other revenue	2,923	670	6,333	3,830
Total revenue	16,466	15,241	47,059	44,295
Cost of product sales	5,920	6,122	18,133	17,667
Cost of licensing, royalty, patent, and other revenue	627	155	1,384	750
Total cost of sales	6,547	6,277	19,517	18,417
Gross profit	9,919	8,964	27,542	25,878
Operating expenses:[1]
Research and development	2,659	2,879	8,566	8,014
General and administrative	3,933	2,971	10,660	8,560
Sales and marketing	1,348	1,203	4,018	3,629
Total operating expenses	7,940	7,053	23,244	20,203
Income from operations	1,979	1,911	4,298	5,675
Interest expense	—	(73)	(63)	(218)
Other income (expense), net	459	69	2,849	56
Net income before income taxes	2,438	1,907	7,084	5,513
Income tax expense	—	—	—	—
Net income and comprehensive income	$2,438	$1,907	$7,084	$5,513
Net income per common share:
Basic	$0.12	$0.09	$0.34	$0.27
Diluted	$0.11	$0.09	$0.33	$0.27
Weighted average shares of common stock outstanding:
Basic	20,848,558	20,206,728	20,653,775	20,058,744
Diluted	21,828,789	20,539,064	21,276,904	20,698,814

[1]Operating expenses include stock-based compensation as follows:
Research and development	$505	$462	$1,454	$1,257
General and administrative	639	598	1,874	1,616
Sales and marketing	136	92	372	414
Total stock-based compensation	$1,280	$1,152	$3,700	$3,287

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Nine Months Ended September 30, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	20,374,288	$2	$185,364	$(146,702)	$38,664
Exercise of stock options	3,020	—	13	—	13
Issuance of common stock under stock incentive plans	157,436	—	—	—	—
Stock-based compensation expense	—	—	1,160	—	1,160
Net income	—	—	—	761	761
Balance at March 31, 2023	20,534,744	$2	$186,537	$(145,941)	$40,598
Exercise of stock options	36,353	—	148	—	148
Issuance of common stock under stock incentive plans	172,325	—	181	—	181
Stock-based compensation expense	—	—	1,260	—	1,260
Net income	—	—	—	3,885	3,885
Balance at June 30, 2023	20,743,422	$2	$188,126	$(142,056)	$46,072
Exercise of stock options	103,697	—	566	—	566
Issuance of common stock under stock incentive plans	87,564	—	—	—	—
Exercise of warrants	236	—	2	—	2
Stock-based compensation expense	—	—	1,280	—	1,280
Net income	—	—	—	2,438	2,438
Balance at September 30, 2023	20,934,919	$2	$189,974	$(139,618)	$50,358

	Nine Months Ended September 30, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	19,858,460	$2	$180,067	$(152,831)	$27,238
Exercise of stock options	15,830	—	69	—	69
Issuance of common stock under stock incentive plans	96,496	—	—	—	—
Stock-based compensation expense	—	—	824	—	824
Net loss	—	—	—	1,935	1,935
Balance at March 31, 2022	19,970,786	$2	$180,960	$(150,896)	$30,066
Exercise of stock options	18,131	—	50	—	50
Issuance of common stock under stock incentive plans	148,603	—	167	—	167
Stock-based compensation expense	—	—	1,311	—	1,311
Net income	—	—	—	1,671	1,671
Balance at June 30, 2022	20,137,520	$2	$182,488	$(149,225)	$33,265
Exercise of stock options	79,010	—	417	—	417
Issuance of common stock under stock incentive plans	60,216	—	—	—	—
Stock-based compensation expense	—	—	1,152	—	1,152
Net income	—	—	—	1,907	1,907
Balance at September 30, 2022	20,276,746	$2	$184,057	$(147,318)	$36,741

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$7,084	$5,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	905	704
Gain on sale of property and equipment	(15)	(167)
Stock-based compensation	3,700	3,287
Loss on prepayment and termination of credit facility	170	—
Non-cash warrant revaluation	(25)	(21)
Non-cash interest expense	26	93
Changes in operating assets and liabilities:
Accounts receivable	577	(4,357)
Inventory	(1,954)	(1,466)
Prepaid expenses and other current assets	366	470
Other assets	—	(28)
Accounts payable	599	1,218
Accrued liabilities	(54)	(1,138)
Deferred revenue	(311)	(25)
Lease liabilities	18	175
Net cash provided by operating activities	11,086	4,258
Cash flows from investing activities
Purchases of property and equipment	(1,080)	(1,320)
Proceeds received from sale of property and equipment	15	202
Net cash used in investing activities	(1,065)	(1,118)
Cash flows from financing activities
Payments on long-term debt	(2,790)	(1,800)
Payments of debt issuance costs	—	(10)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	908	703
Net cash used in financing activities	(1,882)	(1,107)
Net increase in cash and cash equivalents	8,139	2,033
Cash and cash equivalents at beginning of period	26,795	21,409
Cash and cash equivalents at end of period	$34,934	$23,442
Supplementary cash flow information:
Interest paid	$37	$125
Operating cash flows paid for operating leases	$1,038	$978
Financing cash flows paid for finance leases	$9	$8
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$6,837
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$36
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$773
Cashless exercise of warrants	$2	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2022, has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.

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

Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Trade accounts receivable	$10,170	$10,498
Unbilled accounts receivable	229	551
Allowance for product returns and price adjustments	(311)	(384)
Accounts receivable, net	$10,088	$10,665

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

	Revenue				Accounts Receivable, net
	Three Months Ended		Nine Months Ended		As of
	September 30,		September 30,		September 30,	December 31,
Customers	2023	2022	2023	2022	2023	2022
Customer A	*	24%	*	22%	*	30%
Customer B	16%	16%	16%	14%	14%	18%
Customer C	12%	*	13%	*	*	*
Customer D	*	10%	11%	*	*	*
Customer E	16%	*	16%	*	31%	*
Customer F	11%	*	*	*	16%	*
*	Less than 10%

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

As of September 30, 2023, based on Level 2 inputs and the borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value. The Company’s financial instruments included Level 1 assets and a Level 3 liability. Level 1 assets included highly liquid money market funds that are included in cash equivalents. The Company’s Level 3 liability consisted of warrants issued in connection with the Company’s 2019 Credit Facility. These warrants were extinguished as of September 30, 2023.

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$34,939	$—	$—	$34,939
Total assets measured at fair value	$34,939	$—	$—	$34,939

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$26,812	$—	$—	$26,812
Total assets measured at fair value	$26,812	$—	$—	$26,812

Liabilities:
Warrant liability	$—	$—	$27	$27
Total liabilities measured at fair value	$—	$—	$27	$27

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

The Company recognized the $2.0 million tax credit within other income (expense), net in the condensed statements of income and comprehensive income in the second quarter of 2023, which is when the amount was received and it was determined that those amounts were reasonably assured to be retained by the Company. The Company’s compliance with the program’s qualifications may be subject to audit through the year ended December 31, 2025, which is when the statute of limitation expires. The Company has received all expected ERTC refunds based on applications that have been submitted.

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

3. Revenue

The Company sells products to its distributors, original design manufacturers (ODMs), and original equipment manufacturers (OEMs). The Company also recognizes revenue under licensing, royalty, patent, and other agreements with some customers.

The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Distributor	$12,964	$13,986	$38,171	$37,586
Non-distributor	3,502	1,255	8,888	6,709
Total revenue	$16,466	$15,241	$47,059	$44,295

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Point in time	$13,825	$14,932	$41,485	$41,582
Over time	2,641	309	5,574	2,713
Total revenue	$16,466	$15,241	$47,059	$44,295

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product sales	$13,543	$14,571	$40,726	$40,465
Licensing	1,893	52	4,710	1,398
Royalties	232	264	561	888
Other revenue	798	354	1,062	1,544
Total revenue	$16,466	$15,241	$47,059	$44,295

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
APAC	$8,663	$10,030	$24,218	$27,634
North America	4,607	2,980	10,798	9,865
EMEA	3,196	2,231	12,043	6,796
Total revenue	$16,466	$15,241	$47,059	$44,295

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$819	$666
Work-in-process	6,104	4,746
Finished goods	1,714	1,271
Total inventory	$8,637	$6,683

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Payroll-related expenses	$2,674	$2,886
Inventory	293	185
Other	512	462
Total accrued liabilities	$3,479	$3,533

Deferred Revenue

During the year ended December 31, 2021, the Company executed contractual arrangements with a customer for the development of a RAD-Hard product, consisting of a technology license, design license agreement, and development subcontract (RAD-Hard 1). The total arrangements are for $6.5 million in consideration.

The Company concluded that these contractual arrangements represent one arrangement and evaluated its promises to the customer and whether the performance obligations granted under the arrangement were distinct. The licenses provided to the customer are not transferable, are of limited value without the promised development services, and the customer cannot benefit from the license agreements without the specific obligated services in the development subcontract, as there is strong interdependency between the licenses and the development subcontract. Accordingly, the Company determined the licenses were not distinct within the context of the contract and combined the license with other performance obligations. The total transaction price of $6.5 million was allocated to the single performance obligation.

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

As of September 30, 2023, the Company has billed $6.0 million for the performance under the RAD-Hard 1 contractual agreements. Under the input method of recognition, the Company has recognized $0.1 and $0.5 million in revenue for the three and nine months ended September 30, 2023, respectively, and $5.5 million in revenue since inception of the contractual agreements. As a result, the Company has recorded $0.5 million in deferred revenue as of September 30, 2023. The Company expects to recognize the remaining $1.0 million of the transaction price as services are performed throughout the contractual period and performance is expected to be complete in the year ended December 31, 2024.

During the year ended December 31, 2022, the Company executed a contractual arrangement with a customer for the development of a strategic radiation hardened field programmable gate array product, consisting of a technology license to provide design and development services under the contractual agreement (RAD-Hard 2). The first amendment to the contractual agreement was entered into in September 2023. Under the original contractual arrangement, the arrangement was for $6.5 million in consideration and services to be performed through the year ended December 31, 2024. During the three month period ended September 30, 2023, the total arrangement was modified to adjust the consideration to which the Company expects to be entitled to be $6.2 million and modified the scope of services which are expected to be completed during the year ended December 31, 2023, subject to certain termination and extension provisions defined in the arrangement. The accounting for this contract follows the same revenue recognition as the RAD-Hard 1 contractual agreements. As of September 30, 2023, the Company has billed $4.5 million for the performance under the RAD-Hard 2 contractual agreement. Under the input method of recognition, the Company has recognized $1.8 million and $4.1 million in revenue for the three and nine months ended September 30, 2023, respectively, and $4.5 million in revenue since inception of the contractual agreement. As a result, the Company has not recorded a balance in deferred revenue from this contractual arrangement as of September 30, 2023.

5. Leases

Operating leases consist primarily of office space expiring at various dates through 2029. Finance leases relate to a server lease expiring in January 2025. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The undiscounted future non-cancellable lease payments under the Company’s operating and finance leases were as follows (in thousands):

As of September 30, 2023	Amount
2023	$349
2024	1,411
2025	1,416
2026	1,431
2027	1,314
Thereafter	567
Total lease payments	6,488
Less: imputed interest	(623)
Total lease liabilities	5,865
Less: current portion of lease liabilities	(1,172)
Total lease liabilities, net of current portion	$4,693

Other information related to the Company’s operating lease liabilities was as follows:

	September 30,	December 31,
	2023	2022
Weighted-average remaining lease term (years)	4.62	5.35
Weighted-average discount rate	4.50%	4.50%

Other information related to the Company’s finance lease liabilities was as follows:

	September 30,	December 31,
	2023	2022
Weighted-average remaining lease term (years)	1.34	2.09
Weighted-average discount rate	4.50%	4.50%

6. Debt

2019 Credit Facility

In March 2023, the 2019 Credit Facility, consisting of the Company’s Term Loan and Line of Credit, was paid in full, and there was no outstanding balance as of September 30, 2023. The Company paid an early termination and prepayment fee of $170,000, which was recorded within other income (expense) within the condensed statements of income and comprehensive income for the nine months ended September 30, 2023. There were no payments or fees recorded related to the 2019 Credit Facility during the three months ended September 30, 2023.

The Company was in compliance with all covenants throughout the 2019 Credit Facility payoff date in March 2023.

The amortization of the debt issuance costs and accretion of the debt discount is included in interest expense within the condensed statements of income and comprehensive income and included in non-cash interest expense within the statement of cash flows.

7. Stock-Based Compensation

Summary of Stock Option and Award Activity

The following table summarizes the stock option and award activity for the nine months ended September 30, 2023:

		Options Outstanding
			Weighted-	Weighted-
	Options and		Average	Average	Aggregate
	Awards		Exercise	Remaining	Intrinsic
	Available for	Number of	Price Per	Contractual	Value
	Grant	Options	Share	Life (years)	(In thousands)
Balance—December 31, 2022	689,472	1,994,726	$5.88	7.8	$1,275
Authorized	611,228
RSUs granted	(705,379)
RSUs cancelled/forfeited	4,461
Warrants exercised	(236)
Options granted	(8,000)	8,000	$6.47
Options exercised	—	(143,070)	$5.08		$602
Options cancelled/forfeited	7,857	(7,857)	$6.80
Balance—September 30, 2023	599,403	1,851,799	$5.94	7.2	$7,231
Options exercisable—September 30, 2023		1,208,065	$5.67	6.7	$5,061

The total grant date fair value of options vested was $0.4 million and $0.8 million during the three months ended September 30, 2023 and 2022, respectively, and $1.7 million and $2.6 million during the nine months ended September 30, 2023 and 2022, respectively.

No options were granted during the three months ended September 30, 2023 or 2022, respectively. The weighted-average grant date fair value of options granted was $3.85 and $5.40 per share during the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, there was $2.8 million of total unrecognized stock-based compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 1.8 years. Stock-based compensation cost for options capitalized within inventory at September 30, 2023 and 2022 was not material.

2016 Employee Stock Purchase Plan

In January 2023, there was an increase of 203,742 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP) pursuant to the terms of the ESPP. The Company had 936,985 shares available for future issuance under the Company’s ESPP as of September 30, 2023. Employees did not purchase any shares during the three months ended September 30, 2023 and 2022, respectively. Employees purchased 40,894 shares for $181,000 during the nine months ended September 30, 2023. Employees purchased 37,017 shares for $167,000 during the nine months ended September 30, 2022.

Restricted Stock Units

The following table summarizes restricted stock units (RSUs) activity for the nine months ended September 30, 2023:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2022	656,646	$6.45
Granted	705,379	$6.49
Vested	(376,431)	$6.25
Cancelled/forfeited	(4,461)	$6.37
Balance—September 30, 2023	981,133	$6.55

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date.

As of September 30, 2023, there was $5.4 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 1.9 years. Stock-based compensation cost related to RSU’s capitalized within inventory at September 30, 2023 and 2022 was not material.

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

The following tables set forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except share and per share amounts):

Basic EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$2,438	$1,907	$7,084	$5,513
Denominator:
Weighted-average shares of common stock outstanding, basic	20,848,558	20,206,728	20,653,775	20,058,744
Net income per common share, basic	$0.12	$0.09	$0.34	$0.27

Diluted EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$2,438	$1,907	$7,084	$5,513
Less: warrant liability fair value loss (gain) recognized	(48)	—	(25)	(21)
Net income attributable to common stockholders, diluted	$2,390	$1,907	$7,059	$5,492
Denominator:
Weighted-average shares of common stock outstanding, basic	20,848,558	20,206,728	20,653,775	20,058,744
Dilutive effect of stock options and RSUs	980,231	332,336	623,129	640,070
Weighted-average shares of common stock outstanding, diluted	21,828,789	20,539,064	21,276,904	20,698,814
Net income per common share, diluted	$0.11	$0.09	$0.33	$0.27

Potentially dilutive securities representing 0.5 million and 2.0 million stock options and RSUs that were outstanding during the three months ended of September 30, 2023, and 2022, respectively, and 0.8 million and 0.7 million stock options and RSUs outstanding during the nine months ended September 30, 2023 and 2022, respectively, were excluded from the computation of diluted earnings per common share during these periods as their inclusion would have an antidilutive effect.

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

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to, among other things, our industry, business, future plans, strategies, objectives, expectations, intentions and financial performance, as well as anticipated impacts from, and our responses to, COVID-19 and our expectations regarding current supply constraints, and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission (SEC). Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted EBITDA reconciliation:
Net income	$2,438	$1,907	$7,084	$5,513
Depreciation and amortization	288	242	905	704
Stock-based compensation expense	1,280	1,152	3,700	3,287
Interest expense	—	73	63	218
Adjusted EBITDA	$4,006	$3,374	$11,752	$9,722

Our Adjusted EBITDA for the nine months ended September 30, 2023 includes a one-time employee retention tax credit received of $2.0 million in the second quarter of 2023.

Effect of COVID-19 on our Business

The COVID-19 outbreak resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19. Overall, our business remained operational in the midst of the COVID-19 pandemic. The United States Government has declared that it was no longer treating COVID-19 as a pandemic. Since our business is dependent on a global supply chain, we expect to continue to navigate the impact of COVID-19, particularly in some Asian countries. We will continue to monitor the situation and take additional actions as warranted. These actions may include further altering our operations in order to protect the best interests of our employees, customers and suppliers, and to comply with government requirements, while also planning and executing our business to best support our customers, suppliers, and partners.

The ultimate extent of the impact of COVID-19 on our business, results of operations and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, See “Risk Factors” in Part II, Item 1A of this report for additional risks we face due to the existence of COVID-19.

Results of Operations

The following tables set forth our results of operations for the periods indicated:

	Three Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)		(As a percentage of revenue)
Product sales	$13,543	$14,571	82%	96%
Licensing, royalty, patent, and other revenue	2,923	670	18	4
Total revenue	16,466	15,241	100	100
Cost of product sales	5,920	6,122	36	40
Cost of licensing, royalty, patent, and other revenue	627	155	4	1
Total cost of sales	6,547	6,277	40	41
Gross profit	9,919	8,964	60	59
Operating expenses:
Research and development	2,659	2,879	16	19
General and administrative	3,933	2,971	24	19
Sales and marketing	1,348	1,203	8	8
Total operating expenses	7,940	7,053	48	46
Income from operations	1,979	1,911	12	13
Interest expense	—	(73)	—	—
Other income (expense), net	459	69	3	—
Net income and comprehensive income	$2,438	$1,907	15%	13%

	Nine Months Ended September 30,
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)		(As a percentage of revenue)
Product sales	$40,726	$40,465	87%	91%
Licensing, royalty, patent, and other revenue	6,333	3,830	13	9
Total revenue	47,059	44,295	100	100
Cost of product sales	18,133	17,667	39	40
Cost of licensing, royalty, patent, and other revenue	1,384	750	3	2
Total cost of sales	19,517	18,417	41	42
Gross profit	27,542	25,878	59	58
Operating expenses:
Research and development	8,566	8,014	18	18
General and administrative	10,660	8,560	23	19
Sales and marketing	4,018	3,629	9	8
Total operating expenses	23,244	20,203	50	45
Income from operations	4,298	5,675	9	13
Interest expense	(63)	(218)	—	(1)
Other income (expense), net	2,849	56	6	—
Net income and comprehensive income	$7,084	$5,513	15%	12%

Comparison of the three months ended September 30, 2023 and 2022

Revenue

We generated 79% and 92% of our revenue from products sold to distributors for the three months ended September 30, 2023 and 2022, respectively.

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

	Three Months Ended September 30,
	2023	2022
APAC	$8,663	$10,030
North America	4,607	2,980
EMEA	3,196	2,231
Total revenue	$16,466	$15,241

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	%

	(Dollars in thousands)
Product sales	$13,543	$14,571	$(1,028)	(7.1)%
Licensing, royalty, patent, and other revenue	2,923	670	2,253	336.3%
Total revenue	$16,466	$15,241	$1,225	8.0%

Total revenue increased by $1.2 million, or 8.0%, from $15.2 million during the three months ended September 30, 2022 to $16.5 million during the three months ended September 30, 2023. The increase was primarily due to an increase in licensing revenue generated from our RAD-Hard projects of $1.8 million, along with an increase of $0.6 million of other revenue related to a contractual arrangement with a customer for the development of reliability models for strategic radiation hardened toggle MRAM, offset in part by a decrease of $1.0 million in product sales and a $0.1 million decrease in other revenue related to foundry services.

Licensing, royalty, patent, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Our best estimate of royalty revenue earned is made throughout the year, with an annual adjustment recognized for actual sales in the first quarter of each fiscal year. Licensing, royalty, patent, and other revenue increased by $2.3 million, from $0.7 million during the three months ended September 30, 2022, to $2.9 million during the three months ended September 30, 2023. The increase was driven by an increase of $1.8 million in licensing revenue, along with an increase of $0.6 million of other revenue related to a contractual arrangement with a customer for the development of reliability models for strategic radiation hardened toggle MRAM for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, offset in part by a decrease of $0.1 million of other revenue related to foundry services.

Cost of Sales and Gross Margin

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Cost of product sales	$5,920	$6,122	$(202)	(3.3)%
Cost of licensing, royalty, patent, and other revenue	627	155	472	304.5%
Total cost of sales	$6,547	$6,277	$270	4.3%
Gross margin	60.2%	58.8%

Cost of product sales decreased by $0.2 million, or 3.3%, from $6.1 million during the three months ended September 30, 2022, to $5.9 million during the three months ended September 30, 2023. The decrease was primarily due to a reduction in product sales compared to the three months ended September 30, 2022.

Cost of licensing, royalty, patent, and other revenue increased by $0.5 million, from $0.2 million during the three months ended September 30, 2022, to $0.6 million during the three months ended September 30, 2023. The increase was due to an increase in licensing costs related to labor and materials associated with the progression of our RAD-Hard projects.

Gross margin increased from 58.8% during the three months ended September 30, 2022, to 60.2% during the three months ended September 30, 2023. Gross margin increased by offsetting increased pricing from suppliers with increased yields on our toggle products and increased licensing revenue to offset the decrease in product sales.

Operating Expenses

Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant components of each of our operating expense categories.

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Research and development	$2,659	$2,879	$(220)	(7.6)%
Research and development as a % of revenue	16%	19%

Research and Development Expenses. Research and development expenses decreased by $0.2 million, or 7.6%, from $2.9 million during the three months ended September 30, 2022, to $2.7 million during the three months ended September 30, 2023. The primary driver of research and development expenses relates to our new xSPI family of STT-MRAM products.

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	%
	(Dollars in thousands)
General and administrative	$3,933	$2,971	$962	32.4%
General and administrative as a % of revenue	24%	19%

General and Administrative Expenses. General and administrative expenses increased by $0.9 million, or 32.4%, from $3.0 million during the three months ended September 30, 2022, to $3.9 million during the three months ended September 30, 2023. The increase is primarily due to increases related to professional service and depreciation costs.

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Sales and marketing	$1,348	$1,203	$145	12.1%
Sales and marketing as a % of revenue	8%	8%

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.1 million, or 12.1%, from $1.2 million during the three months ended September 30, 2022, to $1.3 million during the three months ended September 30, 2023. The increase was primarily due to an increase in variable compensation costs and contract labor.

Interest Expense

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	%

	(Dollars in thousands)
Interest expense	$—	$73	$(73)	(100.0)%

Interest expense decreased by $0.1 million, or 100.0%, from $0.1 million during the three months ended September 30, 2022, to $0 during the three months ended September 30, 2023. The decrease was due to no outstanding balance under the credit facility during the three months ended September 30, 2023 as we paid off the outstanding balance in full in March 2023, resulting in no interest incurred during the three months ended September 30, 2023.

Other Income (Expense), Net

	Three Months Ended
	September 30,		Change
	2023	2022	Amount	%

	(Dollars in thousands)
Other income (expense), net	$459	$69	$390	565.2%

Other income (expense), net increased by $0.4 million in income for the three months ended September 30, 2023. The change was primarily due to an increase in interest income earned on the money market cash account as a result of the increased cash balances and increasing interest rates.

Comparison of the nine months ended September 30, 2023 and 2022

Revenue

We generated 81% and 85% of our revenue from products sold to distributors for the nine months ended September 30, 2023 and 2022, respectively.

Our revenue by region and by type of revenue for the periods indicated were as follows (in thousands).

	Nine Months Ended September 30,
	2023	2022
APAC	$24,218	$27,634
North America	10,798	9,865
EMEA	12,043	6,796
Total revenue	$47,059	$44,295

	Nine Months Ended
	September 30,		Change
	2023	2022	Amount	%

	(Dollars in thousands)
Product sales	$40,726	$40,465	$261	0.6%
Licensing, royalty, patent, and other revenue	6,333	3,830	2,503	65.4%
Total revenue	$47,059	$44,295	$2,764	6.2%

Total revenue increased by $2.8 million, or 6.2%, from $44.3 million during the nine months ended September 30, 2022 to $47.1 million during the nine months ended September 30, 2023. The increase was primarily due to an increase of licensing revenue associated with our RAD-Hard projects of $3.3 million from $1.4 million to $4.7 million, and an increase in product sales of $0.3 million, offset by a decline of $1.0 million in revenue related to foundry services.

Licensing, royalty, patent, and other revenue increased by $2.5 million, or 65.4%, from $3.8 million during the nine months ended September 30, 2022 to $6.3 million during the nine months ended September 30, 2023. The increase was primarily driven by an increase of $3.3 million in licensing, offset by a decline of $1.0 million in revenue related to foundry services.

Cost of Sales and Gross Margin

	Nine Months Ended
	September 30,		Change
	2023	2022	Amount	%

	(Dollars in thousands)
Cost of product sales	$18,133	$17,667	$466	2.6%
Cost of licensing, royalty, patent, and other revenue	1,384	750	634	84.5%
Total cost of sales	$19,517	$18,417	$1,100	6.0%
Gross margin	58.5%	58.4%

Cost of product sales increased by $0.5 million, or 2.6%, from $17.7 million during the nine months ended September 30, 2022, to $18.1 million during the nine months ended September 30, 2023. The increase was due to an increase in product sales and price increases from suppliers, partially offset by increased yields on toggle products.

Cost of licensing, royalty, patent, and other revenue increased by $0.6 million, or 84.5% from $0.8 million during the nine months ended September 30, 2022, to $1.4 million during the nine months ended September 30, 2023. The increase was due to an increase in licensing costs related to labor and materials associated with the progression of our RAD-Hard projects.

Gross margin increased from 58.4% during the nine months ended September 30, 2022, to 58.5% during the nine months ended September 30, 2023. Gross margin increased by offsetting increased pricing from suppliers with increased yields on our toggle products and increased licensing revenue.

Operating Expenses

Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant components of each of our operating expense categories.

	Nine Months Ended
	September 30,		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Research and development	$8,566	$8,014	$552	6.9%
Research and development as a % of revenue	18%	18%

Research and Development Expenses. Research and development expenses increased by $0.6 million, or 6.9%, from $8.0 million during the nine months ended September 30, 2022, to $8.6 million during the nine months ended September 30, 2023. The increase is primarily due to development expenses related to our new xSPI family of STT-MRAM products.

	Nine Months Ended
	September 30,		Change
	2023	2022	Amount	%
	(Dollars in thousands)
General and administrative	$10,660	$8,560	$2,100	24.5%
General and administrative as a % of revenue	23%	19%

General and Administrative Expenses. General and administrative expenses increased by $2.1 million, or 24.5%, from $8.6 million during the nine months ended September 30, 2022, to $10.7 million during the nine months ended September 30, 2023. The increase is primarily due to increases related to profit sharing, professional service costs, and depreciation.

	Nine Months Ended
	September 30,		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Sales and marketing	$4,018	$3,629	$389	10.7%
Sales and marketing as a % of revenue	9%	8%

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.4 million, or 10.7%, from $3.6 million during the nine months ended September 30, 2022, to $4.0 million during the nine months ended September 30, 2023. The increase was primarily due to increases in variable compensation costs and contract labor.

Interest Expense

	Nine Months Ended
	September 30,		Change
	2023	2022	Amount	%

	(Dollars in thousands)
Interest expense	$63	$218	$(155)	(71.1)%

Interest expense decreased by $0.2 million or 71.1% during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease was due to lower outstanding balances under the credit facility that we paid off in full in March 2023, resulting in less interest incurred.

Other Income (Expense), Net

	Nine Months Ended
	September 30,		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Other income (expense), net	$2,849	$56	$2,793	4,987.5%

Other income (expense), net increased by $2.8 million in income for the nine months ended September 30, 2023. The change was primarily due to the ERTC received of $2.0 million in the second quarter of 2023, along with an increase in interest income earned on the money market cash account as a result of the increased cash balances and increasing interest rates, offset by a loss on prepayment and termination of our 2019 Credit Facility.

Liquidity and Capital Resources

As of September 30, 2023, we had $34.9 million of cash and cash equivalents, compared to $26.8 million as of December 31, 2022. As of September 30, 2023, we have no outstanding debt as we paid off our 2019 Credit Facility in full in March 2023. We believe our cash and cash equivalents are sufficient to meet our anticipated capital requirements in the next 12 months. Our future capital requirements will depend on many factors, including, among other things, our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2023	2022

	(In thousands)
Cash provided by operating activities	$11,086	$4,258
Cash used in investing activities	(1,065)	(1,118)
Cash used in financing activities	(1,882)	(1,107)

Cash Flows From Operating Activities

During the nine months ended September 30, 2023, cash provided by operating activities was $11.1 million, which consisted of net income of $7.1 million, non-cash charges of $4.8 million and changes of net operating assets and liabilities of $0.8 million. The non-cash charges primarily consisted of stock-based compensation of $3.7 million, depreciation and amortization of $0.9 million, and a loss on prepayment and termination of our 2019 credit facility of $0.2 million. The change in our net operating assets and liabilities was primarily due to a decrease in accounts receivable of $0.6 million due to timing of cash receipts for outstanding balances, an increase in inventory of $2.0 million to meet anticipated production volumes, a decrease in prepaid and other current assets of $0.4 million, an increase in accounts payable of $0.6 million, a decrease in accrued liabilities of $0.1 million, a decrease in deferred revenue of $0.3 million, and a decrease in lease liabilities of $0.8 million.

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

Cash Flows From Investing Activities

Cash used in investing activities during the nine months ended September 30, 2023, was $1.1 million, reflecting $1.1 million for the purchase of manufacturing equipment offset by a nominal amount in proceeds received on the sale of property and equipment.

Cash used in investing activities during the nine months ended September 30, 2022, was $1.1 million, reflecting $1.3 million for the purchase of manufacturing equipment partially offset by $0.2 million in proceeds received on the sale of property and equipment.

Cash Flows From Financing Activities

Cash used in financing activities during the nine months ended September 30, 2023, was $1.9 million, consisting mainly of $2.8 million of payments to pay off our 2019 Credit Facility, offset by $0.9 million in proceeds from the exercise of employee stock options.

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

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our total revenue was approximately $47.1 million for the nine months ended September 30, 2023, and $60.0 million for the year ended December 31, 2022. As of September 30, 2023, we had cash and cash equivalents of approximately $34.9 million. Based on our current operating plan, we believe our existing cash and cash equivalents, coupled with our anticipated growth and sales levels, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our existing capital may be insufficient to meet our long-term requirements. We have no committed sources of funding and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. If adequate funding is not available when needed, we may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

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

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our largest two end customers accounted for 22% of our total revenue for the three months ended September 30, 2023, and 18% of our total revenue for the nine months ended September 30, 2023. Our largest end customer accounted for 14% of our total revenue for the year ended December 31, 2022. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition, and cash flows.

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

Additionally, we could be negatively impacted by the widespread outbreak of an illness, any other communicable disease or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. The global COVID-19 pandemic has disrupted, and may continue to disrupt, our day-to-day operations and the operations of our customers, partners and service providers. For example, we have experienced electronics supply chain and demand disruptions from extended factory shutdowns, particularly in some Asian countries, which created unusual order patterns, and subsequently slowed Toggle MRAM demand, particularly from our industrial customers. While some of restrictions implemented by many government authorities and businesses have begun to be lifted, the lingering impact of COVID-19 continues to create volatility throughout the global economy, including supply chain constraints, labor supply issues, and higher inflation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	10/13/2016

3.1.1	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/22/2019

3.1.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/27/2020

3.1.3	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/25/2023

3.2	Amended and Restated Bylaws	8-K	001-37900	3.2	5/22/2019

10.1*	STT-MRAM Joint Development Agreement, dated as of October 17, 2014, by and between the registrant and GLOBALFOUNDRIES Inc.

10.2*	Amendment No. 1 to the STT-MRAM Joint Development Agreement, dated as of May 27, 2016, by and between the registrant and GLOBALFOUNDRIES Inc.

10.3*	Amendment No. 3 to the STT-MRAM Joint Development Agreement, effective as of January 1, 2018, by and between the registrant and GLOBALFOUNDRIES Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Everspin Technologies, Inc.

Date: November 2, 2023	By:	/s/ Sanjeev Aggarwal
Sanjeev Aggarwal
Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Anuj Aggarwal
Anuj Aggarwal
Chief Financial Officer
(Principal Financial and Accounting Officer)