Form 10-K
period 2023-12-31
EVERSPIN TECHNOLOGIES INC
filed 2024-02-29
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the Registrant held by non-affiliates, based upon the closing sales price for the Registrant’s common stock for such date, as quoted on the Nasdaq Global Market, was approximately $191.0 million. Shares of common stock held by each officer, director and entities affiliated with directors have been excluded because such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations of the Exchange Act. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of Registrant’s common stock outstanding as of February 26, 2024, was 21,225,496.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Risk Factor Summary

We are subject to a variety of risks and uncertainties, including risks related to our financial condition, risks related to our business and our industry, risks related to our intellectual property and technology, risks related to regulatory matters and compliance, risks related to our common stock and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:

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

For the years ended December 31, 2023 and 2022, we recorded revenue of $63.8 million and $60.0 million, gross margin of 58.4% and 56.6%, and net income of $9.1 million and $6.1 million, respectively. Our headquarters is located in Chandler, Arizona. Our principal design center is in Austin, Texas, and we have additional sales operations in the Americas, Europe, and Asia-Pacific regions.

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

Spin-Transfer Torque MRAM

STT-MRAM technology can be tuned to deliver products in Dynamic Random Access Memory (DRAM), SRAM and NOR Flash applications. Our STT-MRAM products targeting DRAM replacement started production in 2017 and are currently shipping in 256Mb and 1Gb densities. These high density, high performance persistent memories are delivering significant value to SSD, Persistent Memory Cards, Fabric Accelerator, and other applications in the data center market. We offer these products with DDR3 and DDR4 derivative interfaces, facilitating the replacement of battery-backed DRAM with STT-MRAM.

STT-MRAM enabled scaling of our Toggle MRAM products to higher densities on advanced CMOS nodes. In 2022, we started production of high density (8Mb to 128Mb) STT-MRAM products on 28nm CMOS node with standardized SPI, xSPI, QSPI, and Octal SPI (OSPI) interfaces. These products are enabling our customers to simplify their system architecture and easily replace legacy memory components like SRAM and FRAM. They are ideal for use in electronic systems where data persistence and integrity, low power, low latency, and security are paramount, such as industrial IoT, artificial intelligence (AI), network/enterprise infrastructure, process automation and control, aeronautics/avionics, medical, and gaming.

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

Licensing, Royalty, and Patent Overview

We leverage our broad IP portfolio to enable licensing, royalty revenue streams, and patent sales from non-core applications that can derive valuable differentiation through the use of Everspin MRAM and TMR sensor IP. For example, this includes the following:

●	We have licensed GLOBALFOUNDRIES to offer embedded MRAM in the solutions they manufacture for their customers providing high-performance non-volatile embedded memory.
●	We have licensed base MRAM design technology (EAR99) for use in radiation tolerant aerospace applications to customers for their custom designs.
●	We have licensed TMR sensor IP in 3D magnetic field sensing.
●	We have completed patent sales by transferring, assigning, and delivering patents to customers.
●	We have executed agreements for the development of a strategic radiation hardened (RAD-Hard) field programmable gate array product, consisting of technology and design licenses.

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

During the year ended December 31, 2023, more than 1,400 end customers purchased our products. Our two largest end customers together accounted for 22% of our total revenue for the year ended December 31, 2023, and each of these customers accounted for more than 10% of our revenue during that period. Our four largest end customers together accounted for 24% of our total revenue for the year ended December 31, 2022, and one of those customers individually accounted for more than 10% of our total revenue during the period.

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

Our principal competitors to our Toggle MRAM products include companies that offer nonvolatile SRAM (NVSRAM), SRAM, and FRAM products, such as Infineon, Fujitsu, Integrated Silicon Solution (ISSI), Macronix, Microchip, Micron, Renesas, Samsung and Toshiba. Our STT-MRAM products replace discrete NOR, DRAM and NVSRAM where persistence is required and thus compete with DRAM and NVSRAM suppliers such as Hynix, Micron, Winbond, Samsung, and several other smaller companies. In the future we may also face competition from companies developing MRAM technologies, such as Avalanche, Samsung and other larger and smaller semiconductor companies. We may also face indirect competition from resistive random-access memory (RRAM), NOR and NAND Flash manufacturers in some market applications.

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

Intellectual Property

Our success depends, in part, on our ability to protect our products and technologies from unauthorized third-party copying and use. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights, and trademarks, as well as customary contractual protections. As of December 31, 2023, we held 529 issued patents that expire at various times between March 2026 and February 2044 and had 136 patent applications pending. Included in our issued patents and pending applications are patents/applications in the United States, China, Europe, France, Germany, Ireland, Italy, Japan, the Netherlands, the Republic of Korea, Singapore, Taiwan, and the United Kingdom.

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

Employees

As of December 31, 2023, we had 83 total employees in the United States, of which 82 were full-time employees and one was a part-time employee, along with 18 full-time equivalent and four part-time equivalent contractors and consultants in the United States, China, Germany, Italy, Japan, Malaysia, Singapore, and Taiwan. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees and contractors to be good.

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

Risk Factors Related to Our Financial Condition

We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities.

Our total revenue was approximately $63.8 million for the year ended December 31, 2023, and $60.0 million for the year ended December 31, 2022. As of December 31, 2023, we had cash and cash equivalents of approximately $36.9 million. Based on our current operating plan, we believe our existing cash and cash equivalents, coupled with our anticipated growth and sales levels, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our existing capital may be insufficient to meet our long-term requirements. We have no committed sources of funding and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. If adequate funding is not available when needed, we may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

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

While our products offer unique benefits over other industry memory technologies, the rate of adoption of our products and our ability to capture market share from legacy technologies is uncertain. Our revenue may also be adversely impacted by a number of other possible reasons, many of which are outside our control, including business conditions that adversely affect the semiconductor memory industry resulting in a decline in end market demand for our products, adverse impacts resulting from COVID-19, increased competition, ongoing supply chain constraints, or our failure to capitalize on growth opportunities. We also rely on achieving specific cost reduction targets that have uncertainty in their timing and magnitude. We may also incur unforeseen expenses in the ongoing operation of our business that cause us to exceed our operational spending plan. As a result, our ability to generate sufficient revenue growth and/or control expenses to transition to profitability and generate consistent positive cash flows is uncertain.

Risk Factors Related to Our Business and Our Industry

The limited history of STT-MRAM adoption makes it difficult to evaluate our current business and future prospects.

We have been in existence as a stand-alone company since 2008, when Freescale Semiconductor, Inc. (subsequently acquired by NXP Semiconductor) spun-out its MRAM business as Everspin. We have been shipping magnetoresistive random-access memory (MRAM) products since our incorporation in 2008. However, we only began to manufacture and ship our STT-MRAM products in the fourth quarter of 2017. We began to manufacture our second set of STT-MRAM products targeting the NVSRAM markets in the fourth quarter of 2022.

Our limited experience in selling our STT-MRAM products, combined with the rapidly evolving and competitive nature of our markets, makes it difficult to evaluate our current business and future prospects. In addition, we have limited insight into emerging trends that may adversely affect our business, financial condition, results of operations and prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenue and increased expenses as we continue to grow our business. The viability and demand for our products may be affected by many factors outside of our control, such as the factors affecting the growth of the industrial, automotive, transportation, and data center market segments and changes in macroeconomic conditions. If we do not manage these risks and overcome these difficulties successfully, our business will suffer.

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

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our two largest end customers together accounted for 22% of our total revenue for the year ended December 31, 2023, and each of these customers accounted for more than 10% of our revenue during that period. Our four largest end customers together accounted for 24% of our total revenue for the year ended December 31, 2022, and one of those customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition, and cash flows.

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

Generally, in pricing our products, we assume that manufacturing yields will continue to improve, even as the complexity of our products increases. Once our products are initially qualified either internally or with our third-party foundries, minimum acceptable yields are established. We are responsible for the costs of the units if the actual yield is above the minimum set with our third-party foundries. If actual yields are below the minimum, we are not required to purchase the units. Typically, minimum acceptable yields for our new products are generally lower at first and gradually improve as we achieve full production but yield issues can occur even in mature processes due to break downs in mechanical systems, equipment failures or calibration errors. Unacceptably low product yields or other product manufacturing problems could substantially increase overall production time and costs and adversely impact our operating results. Product yield losses may also increase our costs and reduce our gross margin. In addition to significantly harming our results of operations and cash flow, poor yields may delay shipment of our products and harm our relationships with existing and potential customers.

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

Interruptions in or other compromises of our information technology systems or data or that of third parties upon whom we rely could adversely affect our business.

We rely on the efficient, uninterrupted and uncompromised operation of complex information technology systems and networks (and those of third parties) to operate our business. Any significant disruption to or other compromise of our systems, networks or data (or those of third parties upon whom we rely), including, but not limited to, due to new system implementations, computer viruses, social-engineering attacks, personnel (including former personnel) misconduct or error, supply-chain attacks, ransomware attacks, software bugs, software or hardware failure, security breaches, facility issues, natural disasters, terrorism, war, telecommunication failures, energy blackouts, loss, theft or similar threats, could have a material adverse impact on our operations, sales, and financial results. Such disruption or other compromise could result in a loss of our intellectual property or the release of sensitive competitive information or supplier, customer, personnel or other relevant stakeholder’s personal data. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program. Any loss of such information could harm our competitive position, result in a loss of customer confidence, result in breaches of applicable obligations (such as laws and contracts) and cause us to incur significant costs to remedy the damages caused by any such disruptions or security breaches. Additionally, any failure to properly manage the collection, handling, transfer, or disposal of personal data of employees and customers may result in regulatory penalties, bans on processing personal data or orders not to use or destroy data, enforcement actions, remediation obligations, litigation, fines, and other actions.

We may experience attacks on our data and/or information systems, attempts to breach our security and attempts to introduce malicious software into our IT systems. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks. If attacks are successful, we may be unaware of the incident, its magnitude, or its effects until significant harm is done. Any such attack or disruption could result in additional costs related to rebuilding of our internal systems, defending litigation, responding to regulatory actions, or paying damages. Such attacks or disruptions could have a material adverse impact on our business, operations, and financial results. Attempts to gain unauthorized access to our IT systems or other attacks have in the past, in certain instances and to certain degrees, been successful (but have not caused significant harm), and may in the future be successful, and in some cases, we might be unaware of an incident or its magnitude and effects.

Third-party service providers, such as wafer foundries, assembly and test contractors, distributors and other vendors have access to certain portions of our and our customers’ sensitive data. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. In the event that these service providers do not properly safeguard the data that they hold, security breaches and loss of data could result. Any such loss of data by our third-party service providers could negatively impact our business, operations, and financial results, as well as our relationship with our customers.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely and effective basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income and tax credits to offset tax. As of December 31, 2023, we had gross federal net operating loss carryforwards of approximately $96.2 million, of which $55.8 million will expire in 2028 through 2037 if not utilized, and $40.5 million will carryover indefinitely. As of December 31, 2023, we had state net operating loss carryforwards of approximately $48.7 million, of which $45.9 million will expire in 2028 through 2043 if not utilized, and $2.8 million will carryover indefinitely. The federal NOLs generated prior to 2018 will continue to be governed by the NOL tax rules as they existed prior to the adoption of the 2017 Tax Cuts and Jobs Act (2017 Tax Act), which means that generally they will expire 20 years after they were generated if not used prior thereto. The 2017 Tax Act repealed the 20-year carryforward and two-year carryback of NOLs originating after December 31, 2017, and also limits the NOL deduction to 80% of taxable income for tax years beginning after December 31, 2017. Any NOLs generated in 2018 and forward will be carried forward and will not expire. There is no current impact to us as the NOLs that we are utilizing in the current year were generated prior to 2018, and therefore, are not subject to the 80% limitation. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. The ability to utilize our net operating losses and tax credits could also be impaired under state law. As a result, we might not be able to utilize a material portion of our state NOLs and tax credits.

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

●    changes in earnings estimates or recommendations by securities analysts; and

●    general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors, including the effects of COVID-19 and the military conflict in Ukraine.

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

We have significant customer sales both in the United States and internationally. We also rely on domestic and international suppliers, manufacturing partners and distributors. We are therefore susceptible to adverse U.S. and international economic and market conditions. If any of our manufacturing partners, customers, distributors or suppliers experience slowdowns in their business, serious financial difficulties or cease operations, our business will be adversely affected. In addition, the adverse impact of general economic factors that are beyond our control, including, but not limited to, housing markets, recession, inflation, deflation, consumer credit activity, consumer debt levels, exchange rate volatility, fuel and energy costs, interest rates, bank failures, tax rates and policy, unemployment trends, potential industry downturn, the impact of natural disasters such as pandemics, civil disturbances, terrorist activities and acts of war, including the military conflict in Ukraine, may adversely impact consumer spending, which may adversely impact our customers’ spending and demand for our products. As an example, in the United States, capital markets have experienced and continue to experience volatility and disruption. Furthermore, inflation rates in the United States have recently increased to levels not seen in decades resulting in federal action to increase interest rates, affecting capital markets. In addition to the foregoing, adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures, or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Additionally, the military conflict in Ukraine and escalating geopolitical tensions resulting from such conflict have resulted and may continue to result in sanctions, tariffs, and import-export restrictions which, when combined with retaliatory actions taken by Russia, could cause further inflationary pressures and economic and supply chain disruptions, as well as cause us to experience extended lead times and increased prices from our suppliers. Any of the foregoing could adversely affect our business, financial condition, results of operations and cash flows.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We implement and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, products and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature (collectively, “Information Systems and Data”).

Our Senior Director of Information Technology (“IT”), internal IT, information security and legal functions, and third-party service providers (collectively, “Cybersecurity Team”) help identify, assess and manage the Company’s cybersecurity threats and risks. Our Cybersecurity Team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment. The Cybersecurity Team uses various methods designed to accomplish this task including, for example: manual tools, automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, scanning the threat environment, evaluating our and our industry’s risk profile, maintaining policies designed to coordinate our efforts with law enforcement to respond to threats, internal and external audits, conducting threat assessments, conducting third party threat assessments, and conducting vulnerability assessments.

Depending on the relevant information systems environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response strategy, incident detection and response measures, a vulnerability management policy, risk assessments, encryption of certain data, network security controls, data segregation, access controls, physical security controls, systems monitoring controls, personnel training, penetration testing, cybersecurity insurance, dedicated cybersecurity personnel, background checks for certain personnel, vendor management strategies, and asset management strategy (such as tracking and disposal of Company information systems).

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, the Senior Director of IT works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

We use service providers in an effort to identify, assess, and manage material risks from cybersecurity threats, including for example: threat intelligence service providers, cybersecurity consultants, penetration testing firms, cybersecurity software providers, managed cybersecurity service providers, and professional services firms (including legal counsel).

We use service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, and contract manufacturing organizations. We maintain a vendor management strategy designed to manage cybersecurity risks associated with our use of these providers. The strategy includes vendor risk assessments, security assessment reviews, and imposing information security contractual obligations on a vendor as appropriate. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management strategy may involve different levels of assessment designed to help identify, mitigating and manage cybersecurity risks associated with a particular provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Interruptions in or other compromises of our information technology systems or data or that of third parties upon whom we rely could adversely affect our business.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Senior Director of IT, the Chief Executive Officer, and the Chief Financial Officer. Our Senior Director of IT has approximately 25 years of experience in IT and cybersecurity.

Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents and threats to management members depending on the circumstances, including the Chief Executive Officer and Chief Financial Officer. The Chief Executive Officer and Chief Financial Officer work with the Company’s incident response team in an effort to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s management and its designees report to the board of directors for certain cybersecurity incidents.

The board of directors receives periodic reports from management and its designees concerning the Company’s significant cybersecurity threats and risks, and the processes the Company has implemented in an effort to address them. The board of directors also has access to various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.

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

Holders of Record

As of February 26, 2024, we had 17 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

	Year Ended December 31,
	2023	2022
Adjusted EBITDA reconciliation:
Net income	$9,052	$6,129
Depreciation and amortization	1,205	982
Stock-based compensation expense	5,005	4,408
Interest expense	63	274
Income tax (benefit) expense	(16)	14
Adjusted EBITDA	$15,309	$11,807

Our Adjusted EBITDA for the year ended December 31, 2023 includes a one-time employee retention tax credit received of $2.0 million in the second quarter of 2023.

Design wins. To continue to grow our revenue, we must continue to achieve design wins for our MRAM products. We consider a design win to occur when an OEM or contract manufacturer notifies us that it has qualified one of our products as a component in a product or system for production. Because the life cycles for our customers’ products can last for many years, if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win. New design wins in each successive quarter of 2023 were 66, 62, 37, and 52, respectively, compared to 61, 49, 48, and 52 in each successive quarter of 2022, respectively.

Effect of COVID-19 on our Business

The COVID-19 outbreak resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19. Overall, our business remained operational in the midst of COVID-19. The United States Government has declared that it was no longer treating COVID-19 as a pandemic. Since our business is dependent on a global supply chain, we expect to continue to navigate the impact of COVID-19, particularly in some Asian countries. We will continue to monitor the situation and take additional actions as warranted. These actions may include further altering our operations in order to protect the best interests of our employees, customers and suppliers, and to comply with government requirements, while also planning and executing our business to best support our customers, suppliers, and partners.

The ultimate extent of the impact of COVID-19 on our business, results of operations and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. See “Risk Factors” in Part II, Item 1A of this report for additional risks we face due to COVID-19.

Results of Operations

Below are factors we want to highlight for understanding our 2023 annual results and year over year comparison with proper historical perspective:

●	The first half of 2023 was impacted by supply chain challenges that were overcome in the second half of the year as the industry reverted to pre-COVID-19 seasonal patterns.
●	Our commitment to improving our manufacturing excellence enabled us to drive yield improvements within our internal and external foundries network to sustain and improve existing product margins.

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2023	2022	2023	2022

	(In thousands)		(As a percentage of revenue)
Product sales	$53,123	$55,032	83%	92%
Licensing, royalty, patent, and other revenue	10,642	4,953	17	8
Total revenue	63,765	59,985	100	100
Cost of product sales	24,693	25,112	39	42
Cost of licensing, royalty, patent, and other revenue	1,827	928	3	2
Total cost of sales	26,520	26,040	42	43
Gross profit	37,245	33,945	58	57
Operating expenses:
Research and development	11,776	11,108	19	19
General and administrative	14,296	11,741	22	20
Sales and marketing	5,288	4,869	8	8
Total operating expenses	31,360	27,718	49	47
Income from operations	5,885	6,227	9	10
Interest expense	(63)	(274)	—	—
Other income, net	3,214	190	5	—
Net income before income taxes	9,036	6,143	14	10
Income tax benefit (expense)	16	(14)	—	—
Net income and comprehensive income	$9,052	$6,129	14%	10%

Comparison of the Years Ended December 31, 2023 and 2022

Revenue

We generated 78% and 85% of our revenue from products sold through distributors for the years ended December 31, 2023 and 2022, respectively.

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

	Year Ended December 31,
	2023	2022
APAC	$33,096	$35,631
North America	15,922	14,533
EMEA	14,747	9,821
Total revenue	$63,765	$59,985

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(Dollars in thousands)
Product sales	$53,123	$55,032	$(1,909)	(3.5)%
Licensing, royalty, patent, and other revenue	10,642	4,953	5,689	114.9%
Total revenue	$63,765	$59,985	$3,780	6.3%

Total revenue increased by $3.8 million, or 6.3%, from $60.0 million during the year ended December 31, 2022, to $63.8 million during the year ended December 31, 2023. The increase was primarily driven by the increase in licensing, royalty, patent, and other revenue of $5.7 million due to revenue recognized under our RAD-Hard projects. This was offset by a decline in product sales due to volume shifts in customer demand of $1.9 million or 3.5%, from $55.0 million during the year ended December 31, 2022, to $53.1 million during the year ended December 31, 2023.

Licensing, royalty, patent, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. We estimate royalty revenue earned throughout the year, with an annual adjustment recognized for actual sales in the first quarter of each fiscal year. Licensing, royalty, patent, and other revenue increased by $5.7 million, from $5.0 million during the year ended December 31, 2022, to $10.6 million during the year ended December 31, 2023. The increase was primarily due to an increase in licensing revenues of $5.5 million from our contractual agreements with customers for the development of RAD-Hard products, along with an increase of $0.7 million of other revenue related to a contractual arrangement with a customer for the development of reliability models for strategic radiation hardened toggle MRAM, offset in part by a decrease of $0.5 million in royalty revenue. There were no patent sales during the year ended December 31, 2023.

Cost of Sales and Gross Margin

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(Dollars in thousands)
Cost of sales	$24,693	$25,112	$(419)	(1.7)%
Cost of licensing, royalty, patent, and other revenue	1,827	928	899	96.9%
Total cost of sales	$26,520	$26,040	$480	1.8%
Gross margin	58.4%	56.6%	*	*

Cost of product sales decreased by $0.4 million, or 1.7%, from $25.1 million during the year ended December 31, 2022, to $24.7 million during the year ended December 31, 2023. The decrease was primarily due to a reduction in product sales compared to the prior year.

Cost of licensing, royalty, patent, and other revenue increased by $0.9 million, or 96.9%, from $0.9 million during the year ended December 31, 2022, to $1.8 million during the year ended December 31, 2023. The increase was due to an increase in licensing costs related to labor and materials associated with the progression of our RAD-Hard projects.

Our gross margin increased from 56.6% during the year ended December 31, 2022, to 58.4% during the year ended December 31, 2023. Our gross margin increased by offsetting increased pricing from suppliers with increased yields on our toggle products and increased licensing revenue to offset the decrease in product sales.

Operating Expenses

Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses, and stock-based compensation, are among the most significant component of each of our operating expense categories.

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Research and development	$11,776	$11,108	$668	6.0%
Research and development as a % of revenue	19%	19%

Research and Development Expenses. Research and development expenses increased by $0.7 million, or 6.0%, from $11.1 million during the year ended December 31, 2022, to $11.8 million during the year ended December 31, 2023. The increase was primarily due to higher expenses relating to the development and enhancement of our new xSPI family of STT-MRAM products and increases in share-based compensation.

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(Dollars in thousands)
General and administrative	$14,296	$11,741	$2,555	21.8%
General and administrative as a % of revenue	22%	20%

General and Administrative Expenses. General and administrative expenses increased by $2.6 million, or 21.8%, from $11.7 million during the year ended December 31, 2022, to $14.3 million during the year ended December 31, 2023. The increase was primarily due to increases in professional service costs, share-based compensation, and depreciation.

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(Dollars in thousands)
Sales and marketing	$5,288	$4,869	$419	8.6%
Sales and marketing as a % of revenue	8%	8%

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.4 million, or 8.6%, from $4.9 million during the year ended December 31, 2022, to $5.3 million during the year ended December 31, 2023. The increase was primarily due to an increase in variable compensation costs and contract labor.

Interest Expense

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(Dollars in thousands)
Interest expense	$63	$274	$(211)	(77.0)%

Interest expense decreased by $0.2 million, or 77.0%, from $0.3 million during the year ended December 31, 2022, to $0.1 million during the year ended December 31, 2023. The decrease was due to having no outstanding balance under our 2019 Credit Facility as we paid off the outstanding balance in full in March 2023, resulting in no interest incurred during the remainder of 2023 after the outstanding balance was paid in full.

Other Income, Net

	Year Ended December 31,		Change
	2023	2022	Amount	%

	(Dollars in thousands)
Other income, net	$3,214	$190	$3,024	1,591.6%

Other income, net changed by $3.0 million, from $0.2 million of expense during the year ended December 31, 2022, to $3.2 million of income during the year ended December 31, 2023. The increase was primarily due to the employee retention tax credit received during the second quarter of 2023 of $2.0 million, along with an increase in interest income earned on the money market cash account as a result of increased cash balances and increasing interest rates, offset by a loss on prepayment and termination of our 2019 Credit Facility.

Liquidity and Capital Resources

As of December 31, 2023, we had $36.9 million of cash and cash equivalents, compared to $26.8 million as of December 31, 2022. As of December 31, 2023, we have no outstanding debt as we paid off our 2019 Credit Facility in full in March 2023. We believe our cash and cash equivalents are sufficient to meet our anticipated capital requirements in the next 12 months. Our future capital requirements will depend on many factors, including, among other things, our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products.

Additionally, see “Credit Facilities” below for information regarding our debt financing.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022

	(In thousands)
Cash provided by operating activities	$13,128	$9,493
Cash used in investing activities	(1,385)	(2,586)
Cash used in financing activities	(1,592)	(1,521)

Cash Flows From Operating Activities

During the year ended December 31, 2023, cash provided by operating activities was $13.1 million, which consisted of net income of $9.1 million, non-cash charges of $6.4 million and changes in net operating assets and liabilities of $2.3 million. The non-cash charges primarily consisted of stock-based compensation of $5.0 million, depreciation and amortization of $1.2 million, and a loss on prepayment and termination of our 2019 credit facility of $0.2 million. The change in our net operating assets and liabilities was primarily due to an increase in accounts receivable of $0.9 million due to timing of cash receipts for outstanding balances, an increase in inventory of $1.7 million to meet anticipated production volumes, an increase in prepaid and other current assets of $0.4 million, an increase in other assets of $0.2 million, an increase in accounts payable of $0.5 million, an increase in accrued liabilities of $0.8 million, and a decrease in deferred revenue of $0.5 million.

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

Cash Flows From Investing Activities

During the year ended December 31, 2023, cash used in investing activities was $1.4 million, which consisted of capital expenditures primarily for the purchase of manufacturing equipment offset by a nominal amount in proceeds received on the sale of property and equipment.

During the year ended December 31, 2022, cash used in investing activities was $2.6 million, which consisted of capital expenditures primarily for the purchase of manufacturing equipment and purchased software offset by a nominal amount in proceeds received on the sale of property and equipment.

Cash Flows From Financing Activities

During the year ended December 31, 2023, cash used in financing activities was $1.6 million, which primarily consisted of $2.8 million of payments to pay off our 2019 Credit Facility offset by $1.2 million in proceeds from stock option exercises and purchases of shares under our employee stock purchase plan.

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

The amended Line of Credit allowed for a maximum draw of $5.0 million, subject to a formula borrowing base, has a two-year term and bears interest at a floating rate equal to the Wall Street Journal (WSJ) prime rate plus 1.5%, per annum, subject to a floor of 4.75%. The Line of Credit required a commitment fee of 1.6% of the maximum availability of the Line of Credit, which was paid in August 2019 upon closing, and was accounted for as a debt discount. The Line of Credit also provided for a termination fee equal to 1% of the maximum availability under the Line of Credit, which was due in case of a termination of the Line of Credit prior to the scheduled maturity date, and an unused facility fee equal to 0.125% per annum of the average unused portion of the Line of Credit, which is expensed as incurred. The Line of Credit was set to mature on August 5, 2023.

The amended 2019 Term Loan provided for a $6.0 million term loan. The amended 2019 Term Loan had a term of 46 months, and a 16-month interest-only period followed by 30 months of equal principal payments of $200,000 per month, plus accrued interest. The 2019 Term Loan incurred interest at a floating rate equal to the WSJ prime rate minus 0.75%, subject to a floor of 3.75%. A final payment of 7% of the original principal amount of the 2019 Term Loan was to be made when the 2019 Term Loan is prepaid or repaid, whether at maturity or as a result of a prepayment or acceleration or otherwise. The additional payment, which is accounted for as a debt discount, was being accreted using the effective interest method. The 2019 Term Loan had a prepayment fee equal to 2% of the total commitment, which was due only if the 2019 Term Loan was prepaid prior to the scheduled maturity date for any reason. The 2019 Term Loan was to mature on June 1, 2023.

In conjunction with entering into the 2019 Credit Facility, on August 5, 2019, we and SVB amended and restated the warrant issued to SVB in connection with the first amendment to the 2017 Credit Facility, which was a warrant to purchase 9,375 shares of our common stock at an exercise price of $8.91 per share, to add an option by SVB to put the warrant back to us for $50,000 upon expiration or a liquidity event, to be prorated if SVB exercises a portion of the warrant. The warrants were set to expire on July 6, 2023. The warrant was classified as a liability and recorded at fair value within other liabilities in our balance sheet. Due to the put right, the warrant was subject to fair value remeasurement at each subsequent reporting date until the exercise or expiration of the warrant. Any resulting change in the fair value of the warrant was to be recorded as other income, net, in our statements of income and comprehensive income. The other income recognized for the years ended 2023 and 2022 related to the change in fair value of the warrant has been minimal and immaterial to the financial statements. These warrants were extinguished as of December 31, 2023.

Collateral for the 2019 Credit Facility included all of our assets except for intellectual property. We were required to comply with certain covenants under the 2019 Credit Facility, including requirements to maintain a minimum cash balance and availability under the Line of Credit, and restrictions on certain actions without the consent of the lender, such as limitations on our ability to engage in mergers or acquisitions, sell assets, incur indebtedness, or grant liens or negative pledges on our assets, make loans or make other investments. Under these covenants, we were prohibited from paying cash dividends with respect to our capital stock. The 2019 Credit Facility contained a material adverse effect clause which provides that an event of default will occur if, among other triggers, an event occurs that could reasonably be expected to result in a material adverse effect on our business, operations, or condition, or on our ability to perform our obligations under the 2019 Term Loan.

In March 2023, the 2019 Credit Facility, consisting of our Term Loan and Line of Credit, was paid in full, and there was no outstanding balance as of December 31, 2023. We paid an early termination and prepayment fee of $170,000, which was recorded within other income, net, within the statements of income and comprehensive income for the year ended December 31, 2023. We were in compliance with all covenants throughout the 2019 Credit Facility payoff date in March 2023.

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

We also have entered into multiple contractual agreements with customers for the development of a RAD-Hard product, consisting of a technology license, a design license agreement and development contract and for the development of a strategic radiation hardened field programmable gate array product, consisting of a technology license to provide design and development services under the contractual agreements. We applied a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the performance obligation is satisfied.

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

Item 8. Financial Statements and Supplementary Data.

EVERSPIN TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Everspin Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Everspin Technologies, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Accounting for Inventory

Description of the Matter

As discussed in Note 2 to the financial statements, Inventory is valued at the lower of cost or net realizable value using the first-in, first-out method. At December 31, 2023 the Company’s inventory balance was $8.4 million.

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

Phoenix, Arizona

February 29, 2024

EVERSPIN TECHNOLOGIES, INC.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$36,946	$26,795
Accounts receivable, net	11,554	10,665
Inventory	8,391	6,683
Prepaid expenses and other current assets	988	604
Total current assets	57,879	44,747
Property and equipment, net	3,717	3,883
Right-of-use assets	5,495	6,641
Other assets	212	62
Total assets	$67,303	$55,333

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,916	$2,778
Accrued liabilities	4,336	3,533
Deferred revenue	336	821
Current portion of long-term debt	—	2,594
Lease liabilities, current portion	1,190	1,122
Other liabilities	—	27
Total current liabilities	8,778	10,875
Long-term debt, net of current portion	—	—
Lease liabilities, net of current portion	4,390	5,580
Long-term income tax liability	214	214
Total liabilities	$13,382	$16,669
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 21,080,472 and 20,374,288 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	191,569	185,364
Accumulated deficit	(137,650)	(146,702)
Total stockholders’ equity	53,921	38,664
Total liabilities and stockholders’ equity	$67,303	$55,333

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Statements of Income and Comprehensive Income

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Product sales	$53,123	$55,032
Licensing, royalty, patent, and other revenue	10,642	4,953
Total revenue	63,765	59,985
Cost of product sales	24,693	25,112
Cost of licensing, royalty, patent, and other revenue	1,827	928
Total cost of sales	26,520	26,040
Gross profit	37,245	33,945
Operating expenses:[1]
Research and development	11,776	11,108
General and administrative	14,296	11,741
Sales and marketing	5,288	4,869
Total operating expenses	31,360	27,718
Income from operations	5,885	6,227
Interest expense	(63)	(274)
Other income, net	3,214	190
Net income before income taxes	9,036	6,143
Income tax benefit (expense)	16	(14)
Net income and comprehensive income	$9,052	$6,129
Net income per common share:
Basic	$0.44	$0.30
Diluted	$0.42	$0.29
Weighted average shares of common stock outstanding:
Basic	20,748,302	20,130,336
Diluted	21,367,304	20,775,925

[1]Operating expenses include stock-based compensation as follows:
Research and development	$1,981	$1,704
General and administrative	2,519	2,190
Sales and marketing	505	514
Total stock-based compensation	$5,005	$4,408

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	19,858,460	$2	$180,067	$(152,831)	$27,238
Issuance of common stock under stock incentive plans and exercise of stock options	515,828	—	889	—	889
Stock-based compensation expense	—	—	4,408	—	4,408
Net income	—	—	—	6,129	6,129
Balance at December 31, 2022	20,374,288	$2	$185,364	$(146,702)	$38,664
Issuance of common stock under stock incentive plans and exercise of stock options	705,948	—	1,198	—	1,198
Exercise of warrants	236	—	2	—	2
Stock-based compensation expense	—	—	5,005	—	5,005
Net income	—	—	—	9,052	9,052
Balance at December 31, 2023	21,080,472	$2	$191,569	$(137,650)	$53,921

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net income	$9,052	$6,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,205	982
Gain on sale of property and equipment	(15)	(167)
Stock-based compensation	5,005	4,408
Loss on prepayment and termination of credit facility	170	—
Non-cash warrant revaluation	(25)	(23)
Non-cash interest expense	26	105
Changes in operating assets and liabilities:
Accounts receivable	(889)	(2,472)
Inventory	(1,708)	(287)
Prepaid expenses and other current assets	(384)	158
Other assets	(150)	(28)
Accounts payable	499	563
Accrued liabilities	803	(46)
Deferred revenue	(485)	(11)
Lease liabilities, net	24	182
Net cash provided by operating activities	13,128	9,493
Cash flows from investing activities
Purchases of property and equipment	(1,404)	(2,788)
Proceeds received from sale of property and equipment	19	202
Net cash used in investing activities	(1,385)	(2,586)
Cash flows from financing activities
Payments on long-term debt	(2,790)	(2,400)
Payments of debt issuance costs	—	(10)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	1,198	889
Net cash used in financing activities	(1,592)	(1,521)
Net increase in cash and cash equivalents	10,151	5,386
Cash and cash equivalents at beginning of period	26,795	21,409
Cash and cash equivalents at end of period	$36,946	$26,795
Supplementary cash flow information:
Interest paid	$37	$169
Operating cash flows paid for operating leases	$1,384	$1,320
Financing cash flows paid for finance leases	$12	$11
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$6,837
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$36
Purchases of property and equipment in accounts payable and accrued liabilities	$446	$807
Cashless exercise of warrants	$2	$—

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, fair value of assets and liabilities, inventory net realizable value, deferred tax assets and related valuation allowances, and stock-based compensation. The Company believes its estimates and assumptions are reasonable; however, actual results may differ from the Company’s estimates.

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

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company generally does not require collateral or other security in support of accounts receivable. Allowances would be provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company also considers a number of factors in evaluating the sufficiency of its allowance for doubtful accounts, including the length of time receivables are past due, significant one-time events, creditworthiness of customers and historical experience. Account balances would be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s evaluation determined that no material allowance for doubtful accounts was necessary at December 31, 2023 and 2022.

The unbilled accounts receivable is an estimate of consideration to which the Company expects to be entitled for uses of the Company’s intellectual property. Certain customers report on a lagged basis and actual information is not available timely. The estimates recorded are based on historical trends in the customer’s usage and current market conditions. At December 31, 2023 and 2022, the unbilled accounts receivable balance was $475,000 and $551,000, respectively.

The Company establishes an allowance for product returns. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of sales returns. Returns are processed as credits on future purchases and, as a result, the allowance is recorded against the balance of trade accounts receivable. In addition, the Company from time to time may establish an allowance for estimated price adjustments related to its distributor agreements. The Company estimates credits to distributors based on the historical rate of credits provided to distributors relative to sales and evaluation of current market conditions. At December 31, 2023 and 2022, the allowance for product returns and price adjustments was $410,000 and $384,000, respectively.

Accounts receivable, net consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Trade accounts receivable	$11,489	$10,498
Unbilled accounts receivable	475	551
Allowance for product returns and price adjustments	(410)	(384)
Accounts receivable, net	$11,554	$10,665

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

	Revenue		Accounts Receivable
	Year Ended December 31,		December 31,	December 31,

Customers	2023	2022	2023	2022
Customer A	*	18%	*	30%
Customer B	15%	15%	13%	18%
Customer C	12%	11%	*	*
Customer D	11%	*	22%	*
Customer E	17%	*	37%	*
*	Less than 10%

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

The carrying value of accounts receivable, accounts payable, and other accruals readily convertible into cash approximate fair value because of the short-term nature of the instruments. The Company’s financial instruments consist of Level 1 assets and a Level 3 liability. Where quoted prices are available in an active market, securities are classified as Level 1. Level 1 assets consist of highly liquid money market funds that are included in cash equivalents. The Company’s Level 3 liability consisted of warrants issued in connection with the 2019 Credit Facility (as defined in Note 6). These warrants were extinguished as of December 31, 2023. The change in the fair value of the warrant liability during the year ended December 31, 2023, was immaterial.

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,946	$—	$—	$36,946
Total assets measured at fair value	$36,946	$—	$—	$36,946

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$26,812	$—	$—	$26,812
Total assets measured at fair value	$26,812	$—	$—	$26,812

Liabilities:
Warrant liability	$—	$—	$27	$27
Total liabilities measured at fair value	$—	$—	$27	$27

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

The Company has lease agreements with lease and non-lease components. The Company has elected to not separate lease and non-lease components for any leases involving real estate and office equipment classes of assets and, as a result, accounts for the lease and non-lease components as a single lease component. The Company has elected to separate lease and non-lease components for any leases involving manufacturing facility classes of assets. Further, the Company elected the short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to leases with terms of 12 months or less (short-term leases) for all classes of assets. As of December 31, 2023, the Company did not have any short-term leases.

Operating leases are included in right-of-use assets, lease liabilities, and lease liabilities, net of current portion in the Company’s balance sheet. Finance leases are immaterial.

Debt Issuance Costs

The Company deferred and amortized issuance costs, underwriting fees, end of term payments, and related expenses incurred in connection with the issuance of debt instruments using the effective interest method over the terms of the respective instruments. Debt issuance costs were reflected as a direct reduction of the carrying amount of the related debt liability.

Government Tax Credits, Incentives and Grants

From time to time, the Company may receive government funding in the form of tax credits, operating-related grants, capital-related grants, or other incentives to support various business activities, including capital development, research and development, and other activities as defined by the relevant government agency awarding the tax credit, incentive, or grant. The amount received is typically based on the amount of qualifying costs incurred. The Company typically has to meet certain requirements to retain the government funding. The Company records operating-related grants and non-income related tax credits as other income in the statements of income and comprehensive income when there is reasonable assurance that the grant will be received, and the Company will comply with the conditions specified in the grant agreement.

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

The Company recognized the $2.0 million tax credit within other income, net in the statements of income and comprehensive income in the second quarter of 2023, which is when the amount was received and it was determined that those amounts were reasonably assured to be retained by the Company. The Company’s compliance with the program’s qualifications may be subject to audit through the year ended December 31, 2025, which is when the statute of limitation expires. The Company has received all expected ERTC refunds based on applications that have been submitted.

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

Product Revenue

For products sold in their discrete form, the Company either sells its products directly to OEMs, ODMs and CMs, or through a network of distributors, who in turn sell to those customers. For sales directly to OEMs, ODMs and CMs, revenue is recognized when the OEM, ODM or CM obtains control of the product, which occurs at a point in time, generally upon shipment to the customer. Contracts for sales of products are generally less than one year.

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

The Company estimates the amount of our product sales that may be returned by its customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company estimates its product return liability by analyzing its historical returns, current economic trends and changes in customer demand and acceptance of products. The Company has received insignificant returns to date and believes that returns of its products will continue to not be material.

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

The Company entered into a contractual agreement with a customer in 2021 for the development of a RAD-Hard product, consisting of a technology license, a design license agreement and development contract, and separate contractual agreements with a customer in 2022 and 2023 for the development of a strategic radiation hardened field programmable gate array product, consisting of a technology license to provide design and development services under the contractual agreement. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the performance obligation is satisfied.

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

Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated and accrues for estimated losses incurred for unidentified issues based on historical experience. A warranty liability was not recorded at December 31, 2023 and 2022, as the estimated future warranty costs were not material based on the Company’s historical experience.

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

The Company uses RSUs with a service condition as its primary equity incentive compensation instrument for employees.  Share-based compensation expense for RSUs is measured on the grant date based on the fair market value of the Company’s common stock and is recognized over the requisite service period using the straight-line method. The Company accounts for forfeitures as they occur.

The Company measures its stock option grants based on the estimated fair value of the options as of the grant date using the Black-Scholes option-pricing model. Stock-based compensation expense for stock option grants is recognized over the requisite service period using the straight-line method. The Company accounts for forfeitures as they occur.

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

Recently Issued Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. As the Company is a smaller reporting company, ASU 2016-13 is effective for the Company’s annual reporting periods, and interim periods within those years, beginning after December 15, 2022, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In April 2019, the FASB issued ASU 2019-04, Codification Improvements Financial Instruments-Credit Losses (Topic 326). ASU 2019-04 provides narrow-scope amendments to help apply ASU 2016-13, and is effective with the adoption of ASU 2016-13. The Company adopted ASU 2016-13 and ASU 2019-04 on January 1, 2023, and it did not have a material impact on its financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve an entity’s income tax disclosures, primarily through disaggregated information about an entity’s effective income tax rate reconciliation and additional disclosures regarding income taxes paid. ASU 2023-09 is effective for the Company’s annual reporting periods, and interim periods within those years, beginning after December 15, 2024, on a prospective basis. The Company is currently evaluating the impact that the standard will have on its financial statements.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the financial statements.

Subsequent Events

The Company evaluated events after December 31, 2023, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

3. Revenue

The Company sells products to its distributors, ODMs and OEMs. The Company also recognizes revenue under licensing, patent, and royalty agreements with some customers. The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Year Ended December 31,
	2023	2022
Distributor	$49,845	$50,943
Non-distributor	13,920	9,042
Total revenue	$63,765	$59,985

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Year Ended December 31,
	2023	2022
Point in time	$54,183	$56,675
Over time	9,582	3,310
Total revenue	$63,765	$59,985

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Year Ended December 31,
	2023	2022
Product sales	$53,123	$55,032
Licensing	7,476	1,937
Royalties	862	1,414
Other revenue	2,304	1,602
Total revenue	$63,765	$59,985

The Company licenses its intellectual property and is entitled to consideration based on the customer’s sales. The Company makes estimates in instances when the customer reports sales on a lagged basis and actual information is not available timely. The estimates are based on historical trends in the customer’s activity and current market conditions. In the year ended December 31, 2023, the Company recognized less than $0.1 million of royalty revenue related to activity occurring in the year ended December 31, 2022. In the year ended December 31, 2022, the Company recognized $0.3 million of royalty revenue related to activity occurring in the year ended December 31, 2021. This is a change in estimate and is based on actual information received from the customer. The amounts are reported in licensing, royalty, patent and other revenue in the statements of income and comprehensive income.

We recognize revenue by geography based on the region in which our products are sold, and not to where the end products in which they are assembled are shipped. Our revenue by region for the periods indicated was as follows (in thousands):

	Year Ended December 31,
	2023	2022
APAC	$33,096	$35,631
North America	15,922	14,533
EMEA	14,747	9,821
Total revenue	$63,765	$59,985

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Raw materials	$189	$666
Work-in-process	6,724	4,746
Finished goods	1,478	1,271
Total inventory	$8,391	$6,683

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Manufacturing equipment	$13,494	$16,130
Computer and network equipment	520	1,124
Furniture and fixtures	113	187
Software	825	929
Leasehold improvements	1,476	1,444
Total property and equipment, gross	16,428	19,814
Less: accumulated depreciation	(12,711)	(15,931)
Total property and equipment, net	$3,717	$3,883

Depreciation and amortization expense during the years ended December 31, 2023 and 2022 was $1.2 million and $1.0 million, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Payroll-related expenses	$3,347	$2,886
Inventory	317	185
Other	672	462
Total accrued liabilities	$4,336	$3,533

Deferred Revenue

During the year ended December 31, 2022, the Company executed contractual arrangements with a customer for the development of a RAD-Hard product, consisting of a technology license, design license agreement and development subcontract (RAD-Hard 1). The Company does not share in the rights to future revenues or royalties. The total arrangements are for $6.5 million in consideration.

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

As of December 31, 2023, the Company has billed $6.0 million for the performance under the RAD-Hard 1 contractual agreements. Under the input method of recognition, the Company has recognized $0.7 million in revenue for the year ending December 31, 2023, and $5.7 million in revenue since inception of the contractual agreements. As a result, the Company has recorded $0.3 million in deferred revenue as of December 31, 2023. The Company expects to recognize the remaining $0.8 million of the transaction price as services are performed throughout the contractual period and performance is expected to be complete in the year ended December 31, 2024.

As of December 31, 2022, the Company had recorded $0.8 million in deferred revenue, of which $0.7 million was recognized as revenue during the year ending December 31, 2023.

5. Commitments and Contingencies

Leases

Operating leases consist of fabrication, lab, and office space expiring at various dates through 2029. Finance leases relate to a server lease expiring in January 2025. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The undiscounted future non-cancellable lease payments under the Company’s operating and finance leases were as follows (in thousands):

As of December 31, 2023	Amount
2024	$1,411
2025	1,416
2026	1,431
2027	1,314
2028	529
Thereafter	38
Total lease payments	6,139
Less: imputed interest	(559)
Total lease liabilities	5,580
Less: current portion of lease liabilities	(1,190)
Total lease liabilities, net of current portion	$4,390

Other information related to the Company's operating lease liabilities was as follows:

	December 31,	December 31,
	2023	2022
Weighted-average remaining lease term (years)	4.37	5.35
Weighted-average discount rate	4.50%	4.50%

Other information related to the Company’s finance lease liabilities was as follows:

	December 31,	December 31,
	2023	2022
Weighted-average remaining lease term (years)	1.09	2.09
Weighted-average discount rate	4.50%	4.50%

Lease costs for the Company’s operating leases were $1.4 million for the years ended December 31, 2023 and 2022, respectively. Lease costs for the Company’s finance lease were immaterial for the years ended December 31, 2023 and 2022.

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

6. Debt

In March 2023, the 2019 Credit Facility, consisting of the Company’s Term Loan and Line of Credit, was paid in full, and there was no outstanding balance as of December 31, 2023. The Company paid an early termination and prepayment fee of $170,000, which was recorded within other income (expense) within the statements of income and comprehensive income for the year ended December 31, 2023. The Company was in compliance with all covenants throughout the 2019 Credit Facility payoff date in March 2023.

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

7. Stockholders’ Equity

Common Stock

Common stockholders are entitled to dividends if and when declared by the board of directors. As of December 31, 2023, no dividends on common stock had been declared by the board of directors.

Reserved Shares of Common Stock

The Company had reserved shares of common stock for future issuance as follows:

	December 31,	December 31,
	2023	2022
Options issued and outstanding	1,793,485	1,994,726
Shares available for future option grants	598,397	689,472
RSUs subject to future vesting	905,781	656,646
Common stock warrants	18,461	18,461
Total	3,316,124	3,359,305

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

The maximum number of shares of common stock that may be issued under the Company’s 2016 Plan was initially 500,000 subject to an automatic increase on January 1 of each year, beginning on January 1, 2017, and continuing through and including January 1, 2026, by 3% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On May 20, 2021, the Company’s stockholders approved an amendment to the 2016 Plan to increase the total number of authorized shares of common stock available for grant thereunder by an additional 550,000 shares. At December 31, 2023, of the 3,297,663 shares of common stock reserved and available for grant under the 2016 Plan, 598,397 shares of common stock remain available for grant under the 2016 Plan.

2008 Employee Incentive Plan

The 2008 Equity Incentive Plan (the 2008 Plan) provided for the issuance of incentive stock options (ISO), nonqualified stock options, and other stock compensation awards.

Due to the adoption of the 2016 Plan, no further grants will be made under the Company’s 2008 Plan. However, any outstanding stock awards granted under the 2008 Plan will remain outstanding, subject to the terms of the Company’s 2008 Plan and the applicable stock award agreements, until such outstanding stock awards that are stock options are exercised or until they terminate or expire by their terms, or until such stock awards are fully settled, terminated, or forfeited. At December 31, 2023, 35,943 options under the 2008 Plan remained outstanding.

Summary of Stock Option Activity

The following table summarizes the stock option and award activity for all grants under the 2008 Plan and 2016 Plan:

		Options Outstanding
			Weighted-	Weighted-
	Options and		Average	Average	Aggregate
	Awards		Exercise	Remaining	Intrinsic
	Available for	Number of	Price Per	Contractual	Value
	Grant	Options	Share	Life (years)	(In thousands)
Balance—December 31, 2022	689,472	1,994,726	$5.88	7.8	$1,275
Authorized	611,228
RSUs granted	(713,301)
RSUs cancelled/forfeited	7,057
Warrants exercised	(236)
Options granted	(8,000)	8,000	$6.47
Options exercised	—	(161,121)	$4.99		$679
Options cancelled/forfeited	12,177	(12,177)	$6.48
Balance—December 31, 2023	598,397	1,829,428	$5.96	6.9	$5,676
Options exercisable—December 31, 2023		1,296,776	$5.67	6.5	$4,411

During the years ended December 31, 2023 and 2022, the Company granted options with a weighted-average grant date fair value of $3.85 and $5.40 per share, respectively.

The total fair value of options vested during the year was $2.0 million and $1.3 million, for the years ended December 31, 2023, and 2022, respectively.

As of December 31, 2023, there was $2.3 million of total unrecognized compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 1.7 years. Compensation cost capitalized within inventory at December 31, 2023 and 2022 was not material.

The Company estimated the fair value of each option grant using the Black-Scholes option-pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the assumptions below.

Year Ended
December 31,
	2023	2022
Expected volatility	50.9 - 73.9%	73.7 - 74.1%
Risk-free interest rate	2.33 - 3.45%	2.13 - 2.93%
Expected term (in years)	6.01 - 6.05	6.05 - 6.08
Dividend yield	—%	—%

2016 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2016 Employee Stock Purchase Plan (the ESPP) on April 25, 2016, which was subsequently approved on September 20, 2016 by the Company’s stockholders. The Company had 890,161 shares available for issuance under the Company’s ESPP as of December 31, 2023. Employees purchased 87,718 shares for $394,000 during the year ended December 31, 2023, and 77,221 shares for $342,000 during the year ended December 31, 2022.

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

The following table summarizes RSU activity for the year ended December 31, 2023:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2022	656,646	$6.45
Granted	713,301	$6.52
Vested	(457,109)	$6.29
Cancelled/forfeited	(7,057)	$6.32
Balance—December 31, 2023	905,781	$6.59

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of December 31, 2023, there was $4.6 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 1.8 years. Compensation cost capitalized within inventory at December 31, 2023 and 2022 was not material.

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

10. Significant Agreements

GLOBALFOUNDRIES, Inc. Joint Development Agreement

Since October 17, 2014, the Company has participated in a joint development agreement (JDA) with GLOBALFOUNDRIES Inc. (GF), a semiconductor foundry, for the joint development of STT-MRAM technology to produce a family of discrete and embedded MRAM technologies. The term of the agreement is until the completion, termination, or expiration of the last statement of work entered into pursuant to the joint development agreement. The agreement was extended on December 31, 2019 to include a new phase of support for 12nm MRAM development.

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

11. Geographic Information

Property and equipment, net by country was as follows (in thousands):

	December 31,
	2023	2022
United States	$2,555	$2,335
Singapore	1,077	1,459
Other	85	89
	$3,717	$3,883

Revenue from customers is designated based on the geographic region or country to which the product is delivered or the licensee is located. Revenue by country was as follows (in thousands):

	Year Ended December 31,
	2023	2022
United States	$14,599	$14,585
Japan	12,216	12,442
Hong Kong	10,748	12,820
Germany	9,767	3,839
Singapore	4,285	1,075
China	2,727	3,739
Canada	1,324	5,670
All other	8,099	5,815
Total revenue	$63,765	$59,985

12. Income Taxes

For the years ended December 31, 2023 and 2022, the Company’s provision for income tax consisted of (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	134	14
Foreign	—	—
Total Current	$134	$14

Deferred:
Federal	$40	$—
State	(190)	—
Foreign	—	—
Total Deferred	$(150)	$—

Provision for income taxes	$(16)	$14

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022
Tax at statutory federal rate	21.0%	21.0%
State taxes, net of federal benefit	1.7	1.9
Stock-based compensation	0.6	4.2
IRC section 162(m) limitation	3.9	1.1
Change in valuation allowance	(28.5)	(28.0)
Other	1.1	—
Provision for income taxes	(0.2)%	0.2%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$22,068	$27,110
Inventory	287	273
Accruals	863	737
Depreciation and amortization	13	27
Research and experimental expenditures	4,728	2,229
Stock-based compensation	268	270
Right of use liability	1,245	1,477
Gross deferred tax assets	29,472	32,123
Valuation allowance	(27,748)	(30,328)
Deferred tax assets	1,724	1,795
Deferred tax liabilities:
Right of use asset	(1,226)	(1,463)
Other	(348)	(332)
Deferred tax liabilities	(1,574)	(1,795)
Net deferred tax assets	$150	$—

The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of projected taxable income, the Company determined that, based on all available evidence, there was substantial certainty as to whether it will recover recorded net deferred taxes for certain state jurisdictions in future periods. However, as it pertains to the federal, Arizona, and Colorado net deferred tax assets, based on all the available evidence, there is substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a partial and full valuation allowance against all of its net deferred tax assets as of December 31, 2023 and 2022, respectively. The net valuation allowance decreased by $2.6 million in 2023.

As of December 31, 2023, the Company has federal net operating loss carryforwards of approximately $96.2 million, of which $55.8 million will expire in 2028 through 2037 if not utilized, and $40.5 million that will carryover indefinitely. In addition, the Company has state net operating loss carryforwards of approximately $48.7 million, of which $45.9 million will expire in 2028 through 2043 if not utilized, and $2.8 million that will carryover indefinitely.

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

A summary of changes in the Company’s gross unrecognized tax benefits for the years ended December 31, 2023 and 2022 was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Unrecognized tax expense, beginning of the year	$105	$105
Decrease related to prior year tax positions	—	(16)
Increase related to prior year tax positions	368	—
Increase related to current year tax positions	—	16
Unrecognized tax expense, end of year	$473	$105

Included in the balance of unrecognized tax benefits as of December 31, 2023, are $105,000 of tax benefit that, if recognized, would affect the effective tax rate. Included in the balance of uncertain tax benefits as of December 31, 2023 is $368,000 of tax benefits that, if recognized, would result in adjustments to deferred taxes.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefit as a component of income tax expense. The Company has accrued penalties and interest of $155,000, as of both December 31, 2023 and 2022.

13. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

Basic EPS

	Year Ended December 31,
	2023	2022
Numerator:
Net income	$9,052	$6,129
Denominator:
Weighted-average shares of common stock outstanding, basic	20,748,302	20,130,336
Net income per common share, basic	$0.44	$0.30

Diluted EPS

	Year Ended December 31,
	2023	2022
Numerator:
Net income	$9,052	$6,129
Less: warrant liability fair value gain recognized	(25)	(23)
Net income attributable to common stockholders, diluted	$9,027	$6,106
Denominator:
Weighted-average shares of common stock outstanding, basic	20,748,302	20,130,336
Dilutive effect of stock options and RSUs	619,002	645,589
Weighted-average shares of common stock outstanding, diluted	21,367,304	20,775,925
Net income per common share, diluted	$0.42	$0.29

The following outstanding shares of potentially dilutive securities outstanding have been excluded from the computation of diluted net income per common share for the periods presented as their inclusion would be anti-dilutive:

	Year Ended December 31,
	2023	2022
Options to purchase common stock	613,652	841,845
RSUs	330,082	4,147
Common stock warrants	18,461	18,461
ESPP	—	—
Total	962,195	864,453

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our management team, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023.

Based on this evaluation, our CEO and CFO concluded that, our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

The following report is provided by management in respect of our internal control over financial reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management used the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control - Integrated Framework (2013), or the COSO framework, to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, and has concluded that such internal control over financial reporting was effective.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Trading Arrangements of Directors and Executive Officers.

None of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined under Item 408(a) of Regulation S-K) during the quarter ended December 31, 2023.

Election of a Director.

On February 26, 2024, Douglas Mitchell was elected as a member of our board of directors. Mr. Mitchell was appointed to serve on our Nominating and Corporate Governance Committee, effective immediately. There is no arrangement or understanding between Mr. Mitchell and any other person pursuant to which he was selected as a director. Mr. Mitchell does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. We will enter into our standard indemnification and standard non-disclosure agreement with Mr. Mitchell.

Mr. Mitchell will participate in our non-employee director compensation program. In connection with Mr. Mitchell’s election to our board of directors, Mr. Mitchell will be granted an initial RSU award with a grant value of $250,000, which will vest 50% on each of the first and second anniversary from the date of grant. Mr. Mitchell will also receive an annual cash retainer of $55,000 for his service on our board of directors.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2024 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2023, under the headings “Management,” “Proposal 1 - Election of Directors,” “Board Committees and Meetings,” and, to the extent applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

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

3. Exhibits

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	10/13/2016

3.1.1	Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	5/22/2019

3.1.2	Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	5/27/2020

3.1.3	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/25/2023

3.2	Amended and Restated Bylaws.	8-K	001-37900	3.2	5/22/2019

4.1	Form of Common Stock Certificate of the registrant.	S-1	333-213569	4.1	9/09/2016

4.2	Amended and Restated Warrant to Purchase Common Stock, dated as of August 5, 2019, between the registrant and Silicon Valley Bank.	10-Q	001-37900	4.2	11/08/2019

4.3	Warrant to Purchase Common Stock, dated as of July 15, 2020, between the registrant and Silicon Valley Bank.	10-Q	001-37900	4.3	8/06/2020

4.4	Description of Common Stock.	10-K	001-37900	4.4	3/04/2021

10.1†	Form of Indemnity Agreement between the registrant and its directors and officers.	S-1	333-213569	10.1	9/09/2016

10.2†	2008 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1/A	333-213569	10.2	9/26/2016

10.3†	Amended and Restated 2016 Equity Incentive Plan.	8-K	001-37900	10.1	5/22/2018

10.3.1†	First Amendment to the Amended and Restated 2016 Equity Incentive Plan.	8-K	001-37900	10.1	5/25/2021

10.4†	Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise used with the 2016 Equity Incentive Plan.	S-1/A	333-213569	10.3	9/26/2016

10.5†	Form of Restricted Stock Unit Award Agreement under the 2016 Equity Incentive Plan.	10-Q	001-37900	10.3	11/13/2017

10.6†	2016 Employee Stock Purchase Plan.	S-1/A	333-213569	10.4	9/26/2016

10.7	Lease, dated as of June 6, 2008, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.5	9/09/2016

10.7.1	Amendment No. 1 to Lease, dated as of February 2, 2009, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.6	9/09/2016

10.7.2	Amendment No. 2 to Lease, dated as of February 18, 2010, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.7	9/09/2016

10.7.3	Amendment No. 3 to Lease, dated as of July 20, 2011, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.8	9/09/2016

10.7.4	Amendment No. 4 to Lease, dated as of June, 2014 by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.9	9/09/2016

10.7.5	Amendment No. 5 to Lease, dated as of March 22, 2017 by and between the registrant and Freescale Semiconductor, Inc.	8-K	001-37900	10.1	3/28/2017

10.7.6	Amendment No. 6 to Lease, dated as of October 31, 2017 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-K	001-37900	10.40	3/15/2018

10.7.7	Amendment No. 7 to Lease, effective as of June 30, 2018 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-Q	001-37900	10.1	11/14/2018

10.7.8	Amendment No. 8 to Lease, effective as of November 30, 2019 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-K	001-37900	10.15	3/13/2020

10.7.9	Amendment No. 9 to Lease, effective as of March 31, 2020 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-Q	001-37900	10.2	8/06/2020

10.7.10	Amendment No. 10 to Lease, effective as of February 12, 2022 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.)	10-K	001-37900	10.7.10	3/2/2023

10.8	Amended and Restated Loan and Security Agreement, dated as of August 5, 2019, between the registrant and Silicon Valley Bank.	10-Q	001-37900	10.1	11/08/2019

10.8.1	First Amendment to Amended and Restated Loan and Security Agreement, dated as of July 15, 2020, by and between the registrant and Silicon Valley Bank.	10-Q	001-37900	10.3	8/06/2020

10.8.2	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of July 28, 2021, by and between the registrant and Silicon Valley Bank.	10-Q	001-37900	10.5	8/12/2021

10.8.3	Third Amendment to Amended and Restated Loan and Security Agreement, dated as of July 22, 2022, by and between the registrant and Silicon Valley Bank	10-Q	001-37900	10.1	8/12/2022

10.9	Commercial Industrial Lease Agreement, dated as of May 18, 2012 by and between the registrant and Principal Life Insurance Company.	S-1	333-213569	10.17	9/09/2016

10.9.1	Amendment No. 1 to Commercial Industrial Lease Agreement, dated August 12, 2016 by and between the registrant and Legacy Stonelake JV-T, LLC, successor in interest to Principal Life Insurance Company.	S-1	333-213569	10.22	9/09/2016

10.10	Sublease Agreement, dated January 31, 2017 by and between the registrant and NXP USA, Inc. and Consent to of Landlord to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001-37900	10.1	3/28/2017

10.10.1	First Amendment to Sublease Agreement, dated February 13, 2017, by and between the registrant and NXP USA, Inc. and Consent of Landlord to Amendment to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001-37900	10.2	3/28/2017

10.10.2	Second Amendment to Sublease Agreement dated March 2, 2017 by and between the registrant and NXP USA, Inc. and Consent of Landlord to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001-37900	10.3	3/28/2017

10.10.3	Third Amendment to Sublease Agreement, dated October 17, 2017 by and between the registrant and NXP USA, Inc. and Consent of Landlord to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	10-K	001-37900	10.39	3/15/2018

10.11++	STT-MRAM Joint Development Agreement, dated as of October 17, 2014 by and between the registrant and GLOBALFOUNDRIES Inc.	10-Q	001-37900	10.1	11/2/2023

10.11.1++	Amendment No. 1 to the STT-MRAM Joint Development Agreement, dated as of May 27, 2016 by and between the registrant and GLOBALFOUNDRIES Inc.	10-Q	001-37900	10.2	11/2/2023

10.11.2++	Amendment No. 2 to the STT-MRAM Joint Development Agreement, effective as of July 25, 2017 by and between the registrant and GLOBALFOUNDRIES Inc.	10-K	001-37900	10.11.2	3/04/2021

10.11.3++	Amendment No. 3 to the STT-MRAM Joint Development Agreement, effective as of January 1, 2018 by and between the registrant and GLOBALFOUNDRIES Inc.	10-Q	001-37900	10.3	11/2/2023

10.11.4++	Amendment No. 4 to the STT-MRAM Joint Development Agreement, effective as of December 31, 2019 by and between the registrant and GLOBALFOUNDRIES, Inc.	10-K	001-37900	10.11.4	3/04/2021

10.12+	Manufacturing Agreement, dated as of October 23, 2014 by and between the registrant and GLOBALFOUNDRIES Singapore Pte. Ltd.	S-1	333-213569	10.20	9/09/2016

10.13	Restricted Stock Purchase Agreement, dated as of October 21, 2014 by and between the registrant and GLOBALFOUNDRIES Inc.	S-1	333-213569	10.21	9/09/2016

10.14	Common Stock Purchase Agreement, dated as of September 23, 2016 by and between the registrant and GigaDevice (HK) Limited.	S-1/A	333-213569	10.23	9/26/2016

10.15	Subcontract Agreement, dated as of October 3, 2022, by and between the registrant and QuickLogic Corporation.	10-Q	001-37900	10.2	11/10/2022

10.16†	Non-employee Director Compensation Program, as Amended.	10-Q	001-37900	10.1	5/4/2023

10.17†	Offer Letter, dated December 30, 2020, by and between the registrant and Darin Billerbeck.	10-K	001-37900	10.26	3/04/2021

10.18†	Executive Employment Agreement, effective as of April 3, 2021, by and between the registrant and Sanjeev Aggarwal.	8-K	001-37900	10.1	7/22/2021

10.19†	Executive Employment Agreement, effective as of July 2, 2021, by and between the registrant and Anuj Aggarwal.	8-K	001-37900	10.2	7/22/2021

10.20†	First Amendment to Executive Employment Agreement, effective as of March 14, 2022, by and between the registrant and Sanjeev Aggarwal.	8-K	001-37900	10.1	3/02/2022

10.21†	First Amendment to Offer Letter, effective as of March 14, 2022, by and between the registrant and Darin Billerbeck.	8-K	001-37900	10.2	3/02/2022

10.22†	First Amendment to Executive Employment Agreement, effective as of March 14, 2022, by and between the registrant and Anuj Aggarwal.	8-K	001-37900	10.3	3/02/2022

10.23†	Executive Severance and Change in Control Plan.	8-K	001-37900	10.4	3/02/2022

10.24†	Restricted Stock Unit Grants to Executive Chairman, CEO and CFO	8-K	001-37900	Item 5.02	5/12/2022

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Incentive Compensation Recoupment Policy

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

(b) We have filed or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the Exhibit Index immediately above.

(c) See Item 15(a)2 above.

Item 16. Form 10-K Summary.

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chandler, Arizona, on February 29, 2024.

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

Signature	Title	Date

/s/ Sanjeev Aggarwal	Chief Executive Officer and Director	February 29, 2024
Sanjeev Aggarwal	(Principal Executive Officer)

/s/ Anuj Aggarwal	Chief Financial Officer	February 29, 2024
Anuj Aggarwal	(Principal Financial and Accounting Officer)

/s/ Darin G. Billerbeck	Chairman of the Board	February 29, 2024
Darin G. Billerbeck

/s/ Lawrence G. Finch	Director	February 29, 2024
Lawrence G. Finch

/s/ Geoff Ribar	Director	February 29, 2024
Geoff Ribar

/s/ Tara Long	Director	February 29, 2024
Tara Long

/s/ Glen Hawk	Director	February 29, 2024
Glen Hawk

/s/ Douglas Mitchell	Director	February 29, 2024
Douglas Mitchell