Form 10-Q
period 2024-03-31
EVERSPIN TECHNOLOGIES INC
filed 2024-05-02
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2024, was 21,521,155.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$34,801	$36,946
Accounts receivable, net	13,078	11,554
Inventory	8,053	8,391
Prepaid expenses and other current assets	450	988
Total current assets	56,382	57,879
Property and equipment, net	4,078	3,717
Right-of-use assets	5,494	5,495
Other assets	212	212
Total assets	$66,166	$67,303

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,434	$2,916
Accrued liabilities	2,122	4,336
Deferred revenue	81	336
Lease liabilities, current portion	1,259	1,190
Total current liabilities	5,896	8,778
Lease liabilities, net of current portion	4,322	4,390
Long-term income tax liability	162	214
Total liabilities	$10,380	$13,382
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 21,406,511 and 21,080,472 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	193,636	191,569
Accumulated deficit	(137,852)	(137,650)
Total stockholders’ equity	55,786	53,921
Total liabilities and stockholders’ equity	$66,166	$67,303

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Product sales	$10,860	$13,777
Licensing, royalty, patent, and other revenue	3,570	1,069
Total revenue	14,430	14,846
Cost of product sales	6,002	6,123
Cost of licensing, royalty, patent, and other revenue	268	293
Total cost of sales	6,270	6,416
Gross profit	8,160	8,430
Operating expenses:[1]
Research and development	3,418	3,199
General and administrative	4,036	3,220
Sales and marketing	1,306	1,315
Total operating expenses	8,760	7,734
(Loss) income from operations	(600)	696
Interest expense	—	(63)
Other income, net	398	128
Net (loss) income and comprehensive income	$(202)	$761
Net (loss) income per common share:
Basic	$(0.01)	$0.04
Diluted	$(0.01)	$0.04
Weighted average shares of common stock outstanding:
Basic	21,252,359	20,450,994
Diluted	21,252,359	20,832,074

[1]Operating expenses include stock-based compensation as follows:
Research and development	$580	$446
General and administrative	980	611
Sales and marketing	154	103
Total stock-based compensation	$1,714	$1,160

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	21,080,472	$2	$191,569	$(137,650)	$53,921
Exercise of stock options	96,116	—	353	—	353
Issuance of common stock under stock incentive plans	229,923	—	—	—	—
Stock-based compensation expense	—	—	1,714	—	1,714
Net loss	—	—	—	(202)	(202)
Balance at March 31, 2024	21,406,511	$2	$193,636	$(137,852)	$55,786

	Three Months Ended March 31, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	20,374,288	$2	$185,364	$(146,702)	$38,664
Exercise of stock options	3,020	—	13	—	13
Issuance of common stock under stock incentive plans	157,436	—	—	—	—
Stock-based compensation expense	—	—	1,160	—	1,160
Net income	—	—	—	761	761
Balance at March 31, 2023	20,534,744	$2	$186,537	$(145,941)	$40,598

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(202)	$761
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	398	333
Stock-based compensation	1,714	1,160
Loss on prepayment and termination of credit facility	—	170
Non-cash warrant revaluation	—	23
Non-cash interest expense	—	26
Changes in operating assets and liabilities:
Accounts receivable	(1,524)	(544)
Inventory	338	404
Prepaid expenses and other current assets	538	119
Accounts payable	(36)	125
Accrued liabilities	(2,266)	(1,457)
Deferred revenue	(255)	77
Lease liabilities, net	2	7
Net cash (used in) provided by operating activities	(1,293)	1,204
Cash flows from investing activities
Purchases of property and equipment	(1,205)	(1,011)
Net cash used in investing activities	(1,205)	(1,011)
Cash flows from financing activities
Payments on long-term debt	—	(2,790)
Proceeds from exercise of stock options	353	13
Net cash provided by (used in) financing activities	353	(2,777)
Net decrease in cash and cash equivalents	(2,145)	(2,584)
Cash and cash equivalents at beginning of period	36,946	26,795
Cash and cash equivalents at end of period	$34,801	$24,211
Supplementary cash flow information:
Interest paid	$—	$37
Operating cash flows paid for operating leases	$349	$375
Financing cash flows paid for finance leases	$8	$3
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$297	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2023, has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Trade accounts receivable	$13,234	$11,489
Unbilled accounts receivable	296	475
Allowance for product returns and price adjustments	(452)	(410)
Accounts receivable, net	$13,078	$11,554

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

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31,	December 31,
Customers	2024	2023	2024	2023
Customer A	*	15%	*	13%
Customer B	*	14%	*	*
Customer C	21%	12%	23%	22%
Customer D	24%	18%	44%	37%
*	Less than 10%

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

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$34,817	$—	$—	$34,817
Total assets measured at fair value	$34,817	$—	$—	$34,817

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,946	$—	$—	$36,946
Total assets measured at fair value	$36,946	$—	$—	$36,946

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve an entity’s income tax disclosures, primarily through disaggregated information about an entity’s effective income tax rate reconciliation and additional disclosures regarding income taxes paid. ASU 2023-09 is effective for the Company’s annual reporting periods, and interim periods within those years, beginning after December 15, 2024, on a prospective basis. The Company is currently evaluating the impact that the standard will have on its condensed financial statements.

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

The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Three Months Ended March 31,
	2024	2023
Distributor	$10,287	$12,842
Non-distributor	4,143	2,004
Total revenue	$14,430	$14,846

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended March 31,
	2024	2023
Point in time	$10,967	$13,870
Over time	3,463	976
Total revenue	$14,430	$14,846

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended March 31,
	2024	2023
Product sales	$10,860	$13,777
Licensing	3,221	918
Royalties	107	93
Other revenue	242	58
Total revenue	$14,430	$14,846

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

	Three Months Ended March 31,
	2024	2023
APAC	$6,930	$7,591
North America	4,708	2,925
EMEA	2,792	4,330
Total revenue	$14,430	$14,846

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$272	$189
Work-in-process	6,473	6,724
Finished goods	1,308	1,478
Total inventory	$8,053	$8,391

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Payroll-related expenses	$929	$3,347
Inventory	303	317
Other	890	672
Total accrued liabilities	$2,122	$4,336

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

As of March 31, 2024, the Company has billed $6.0 million for the performance under the RAD-Hard 1 contractual agreements. Under the input method of recognition, the Company has recognized $0.3 million in revenue for the three months ended March 31, 2024, and $5.9 million in revenue since inception of the contractual agreements. As a result, the Company has recorded $0.1 million in deferred revenue as of March 31, 2024. The Company expects to recognize the remaining $0.6 million of the transaction price as services are performed throughout the contractual period and performance is expected to be complete in the year ended December 31, 2024.

5. Leases

Operating leases consist primarily of office space expiring at various dates through 2029. Finance leases relate to server leases expiring at various dates through 2029. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The undiscounted future non-cancellable lease payments under the Company’s operating and finance leases were as follows (in thousands):

As of March 31, 2024	Amount
2024	$1,108
2025	1,482
2026	1,497
2027	1,380
2028	595
Thereafter	48
Total lease payments	6,110
Less: imputed interest	(529)
Total lease liabilities	5,581
Less: current portion of lease liabilities	(1,259)
Total lease liabilities, net of current portion	$4,322

Other information related to the Company’s operating lease liabilities was as follows:

	March 31,	December 31,
	2024	2023
Weighted-average remaining lease term (years)	4.13	4.37
Weighted-average discount rate	4.50%	4.50%

Other information related to the Company’s finance lease liabilities was as follows:

	March 31,	December 31,
	2024	2023
Weighted-average remaining lease term (years)	4.79	1.09
Weighted-average discount rate	3.92%	4.50%

6. Debt

2019 Credit Facility

In March 2023, our credit facility with a lender pursuant to an Amended and Restated Loan and Security Agreement (the 2019 Credit Facility), consisting of a term loan and line of credit, was paid in full, and there was no outstanding balance as of March 31, 2024. The Company paid an early termination and prepayment fee of $170,000, which was recorded within other income (expense) within the condensed statements of operations and comprehensive (loss) income for the three months ended March 31, 2023.

The Company was in compliance with all covenants throughout the 2019 Credit Facility payoff date in March 2023.

The amortization of the debt issuance costs and accretion of the debt discount is included in interest expense within the condensed statements of operations and comprehensive (loss) income and included in non-cash interest expense within the statement of cash flows.

7. Stock-Based Compensation

Summary of Stock Option and Award Activity

The following table summarizes the stock option and award activity for the three months ended March 31, 2024:

		Options Outstanding
			Weighted-	Weighted-
	Options and		Average	Average	Aggregate
	Awards		Exercise	Remaining	Intrinsic
	Available for	Number of	Price Per	Contractual	Value
	Grant	Options	Share	Life (years)	(In thousands)
Balance—December 31, 2023	598,397	1,829,428	$5.96	6.9	$5,676
Authorized	632,414
RSUs granted	(854,927)
RSUs cancelled/forfeited	—
Warrants exercised	—
Options granted	—	—	$—
Options exercised	—	(96,116)	$3.67		$470
Options cancelled/forfeited	—	—	$—
Balance—March 31, 2024	375,884	1,733,312	$6.09	6.7	$3,405
Options exercisable—March 31, 2024		1,304,017	$5.80	6.4	$2,935

The total grant date fair value of options vested was $0.3 million and $1.9 million during the three months ended March 31, 2024 and 2023, respectively. There were no options granted during the three months ended March 31, 2024. The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 was $3.20 per share.

As of March 31, 2024, there was $1.9 million of total unrecognized stock-based compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 1.5 years. Stock-based compensation cost for options capitalized within inventory at March 31, 2024 and 2023 was not material.

2016 Employee Stock Purchase Plan

In January 2024, there was an increase of 210,804 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP) pursuant to the terms of the ESPP. The Company had 1,100,966 shares available for future issuance under the Company’s ESPP as of March 31, 2024. Employees did not purchase any shares during the three months ended March 31, 2024 and 2023, respectively.

Restricted Stock Units

The following table summarizes restricted stock units (RSUs) activity for the three months ended March 31, 2024:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2023	905,781	$6.59
Granted	854,927	$8.93
Vested	(229,923)	$6.43
Cancelled/forfeited	—	$—
Balance—March 31, 2024	1,530,785	$7.92

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date.

As of March 31, 2024, there was $10.9 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.8 years. Stock-based compensation cost related to RSUs capitalized within inventory at March 31, 2024 and 2023 was not material.

8. Significant Agreements

GLOBALFOUNDRIES, Inc. Joint Development Agreement

Since October 17, 2014, the Company has participated in a joint development agreement (JDA) with GLOBALFOUNDRIES Inc. (GF), a semiconductor foundry, for the joint development of Spin-transfer Torque MRAM (STT-MRAM), technology to produce a family of discrete and embedded MRAM technologies. The term of the JDA is until the completion, termination, or expiration of the last statement of work entered into pursuant to the JDA. The JDA was extended on December 31, 2019, to include a new phase of support for 12nm MRAM development.

Under the current JDA extension terms, each party licenses its relevant intellectual property to the other party. For certain jointly developed works, the parties have agreed to follow an invention allocation procedure to determine ownership. In addition, GF possesses the exclusive right to manufacture the Company’s discrete and embedded STT-MRAM devices developed pursuant to the JDA until the earlier of three years after the qualification of the MRAM device for a particular technology node or four years after the completion of the relevant statement of work under which the device was developed. For the same exclusivity period associated with the relevant device, GF agreed not to license intellectual property developed in connection with the JDA to named competitors of the Company.

If GF manufactures, sells, or transfers to customers wafers containing production quantified STT-MRAM devices that utilize certain design information, GF will be required to pay the Company a royalty.

9. Net (Loss) Income Per Common Share

Basic net (loss) income per common share is calculated by dividing the net income by the weighted-average number of shares of common stock outstanding for the period less shares subject to repurchase, without consideration of potentially dilutive securities. Diluted earnings per share is calculated using the treasury stock method by dividing net income by the total weighted average shares of common stock outstanding in addition to the potential impact of dilutive securities including restricted stock units, warrants, and options. In periods with a net loss, potentially dilutive securities are excluded from the Company’s calculation of earnings per share as their inclusion would have an antidilutive effect.

The following tables set forth the computation of basic and diluted net (loss) income per share attributable to common stockholders (in thousands, except share and per share amounts):

Basic EPS

	Three Months Ended March 31,
	2024	2023
Numerator:
Net (loss) income	$(202)	$761
Denominator:
Weighted-average shares of common stock outstanding, basic	21,252,359	20,450,994
Net (loss) income per common share, basic	$(0.01)	$0.04

Diluted EPS

	Three Months Ended March 31,
	2024	2023
Numerator:
Net (loss) income	$(202)	$761
Warrant liability fair value loss recognized	—	23
Net (loss) income attributable to common stockholders, diluted	$(202)	$784
Denominator:
Weighted-average shares of common stock outstanding, basic	21,252,359	20,450,994
Dilutive effect of stock options and RSUs	—	381,080
Weighted-average shares of common stock outstanding, diluted	21,252,359	20,832,074
Net (loss) income per common share, diluted	$(0.01)	$0.04

Potentially dilutive securities representing 1.5 million and 1.6 million stock options and RSUs that were outstanding during the three months ended March 31, 2024, and 2023, respectively, were excluded from the computation of diluted earnings per common share during these periods as their inclusion would have an antidilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes included in Part I, Item 1 of this report and with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We sell our products directly and through our established distribution channels to industry-leading OEMs and ODMs.

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

	Three Months Ended March 31,
	2024	2023
Adjusted EBITDA reconciliation:
Net (loss) income	$(202)	$761
Depreciation and amortization	398	333
Stock-based compensation expense	1,714	1,160
Interest expense	—	63
Adjusted EBITDA	$1,910	$2,317

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

Results of Operations

The following tables set forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2024	2023	2024	2023

	(In thousands)		(As a percentage of revenue)
Product sales	$10,860	$13,777	75%	93%
Licensing, royalty, patent, and other revenue	3,570	1,069	25	7
Total revenue	14,430	14,846	100	100
Cost of product sales	6,002	6,123	42	41
Cost of licensing, royalty, patent, and other revenue	268	293	2	2
Total cost of sales	6,270	6,416	43	43
Gross profit	8,160	8,430	57	57
Operating expenses:
Research and development	3,418	3,199	24	22
General and administrative	4,036	3,220	28	22
Sales and marketing	1,306	1,315	9	9
Total operating expenses	8,760	7,734	61	52
(Loss) income from operations	(600)	696	(4)	5
Interest expense	—	(63)	—	—
Other income, net	398	128	3	1
Net (loss) income and comprehensive (loss) income	$(202)	$761	(1)%	5%

Comparison of the three months ended March 31, 2024 and 2023

Revenue

We generated 71% and 87% of our revenue from products sold to distributors for the three months ended March 31, 2024 and 2023, respectively.

In addition to selling our products to our distributors, we maintain a direct selling relationship, for strategic purposes, with several key customer accounts. We have organized our sales team and representatives into three primary regions: North America; EMEA; and APAC. We recognize revenue by geography based on the region in which our customer is located and to which our products are sold, and not to where the end products in which they are assembled are shipped. Our revenue by region and by type of revenue for the periods indicated were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
APAC	$6,930	$7,591
North America	4,708	2,925
EMEA	2,792	4,330
Total revenue	$14,430	$14,846

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Product sales	$10,860	$13,777	$(2,917)	(21.2)%
Licensing, royalty, patent, and other revenue	3,570	1,069	2,501	234.0%
Total revenue	$14,430	$14,846	$(416)	(2.8)%

Total revenue decreased by $0.4 million, or 2.8%, from $14.8 million during the three months ended March 31, 2023 to $14.4 million during the three months ended March 31, 2024. The decrease was primarily due to a decrease in product sales of $2.9 million due to timing of customer demand, offset by an increase in licensing revenue generated from our RAD-Hard projects of $2.3 million, along with an increase of $0.2 million in other revenue related to foundry services.

Licensing, royalty, patent, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Our best estimate of royalty revenue earned is made throughout the year for royalty contracts with an annual performance period, with an annual adjustment recognized for actual sales in the first quarter of each fiscal year. Licensing, royalty, patent, and other revenue increased by $2.5 million, from $1.1 million during the three months ended March 31, 2023, to $3.6 million during the three months ended March 31, 2024. The increase was driven by an increase of $2.3 million in licensing revenue generated from our RAD-Hard projects, along with an increase of $0.2 million of other revenue related to foundry services.

Cost of Sales and Gross Margin

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Cost of product sales	$6,002	$6,123	$(121)	(2.0)%
Cost of licensing, royalty, patent, and other revenue	268	293	(25)	(8.5)%
Total cost of sales	$6,270	$6,416	$(146)	(2.3)%
Gross margin	56.5%	56.8%

Cost of product sales decreased by $0.1 million, or 2.0%, from $6.1 million during the three months ended March 31, 2023, to $6.0 million during the three months ended March 31, 2024. The decrease was primarily due to a reduction in product sales and increased pricing from suppliers, partially offset by increased yields on our toggle products.

Cost of licensing, royalty, patent, and other revenue remained consistent at $0.3 million during the three months ended March 31, 2024 and 2023. Cost of licensing, royalty, patent, and other revenue primarily relates to licensing costs related to labor and materials associated with the progression of our RAD-Hard projects.

Gross margin decreased from 56.8% during the three months ended March 31, 2023, to 56.5% during the three months ended March 31, 2024. Gross margin decreased as a result of a decrease in product sales and increased pricing from suppliers, partially offset by increased yields on our toggle products and increased licensing revenue.

Operating Expenses

Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant components of each of our operating expense categories.

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	%
	(Dollars in thousands)
Research and development	$3,418	$3,199	$219	6.8%
Research and development as a % of revenue	24%	22%

Research and Development Expenses. Research and development expenses increased by $0.2 million, or 6.8%, from $3.2 million during the three months ended March 31, 2023, to $3.4 million during the three months ended March 31,

2024. The primary driver of research and development expenses relates to our new xSPI family of STT-MRAM products.

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	%
	(Dollars in thousands)
General and administrative	$4,036	$3,220	$816	25.3%
General and administrative as a % of revenue	28%	22%

General and Administrative Expenses. General and administrative expenses increased by $0.8 million, or 25.3%, from $3.2 million during the three months ended March 31, 2023, to $4.0 million during the three months ended March 31, 2024. The increase is primarily due to increases related to stock-based compensation, professional services and depreciation costs.

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	%
	(Dollars in thousands)
Sales and marketing	$1,306	$1,315	$(9)	(0.7)%
Sales and marketing as a % of revenue	9%	9%

Sales and Marketing Expenses. Sales and marketing expenses remained consistent at $1.3 million during the three months ended March 31, 2024 and 2023, respectively. Sales and marketing expenses relate primarily to variable compensation costs and contract labor.

Interest Expense

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Interest expense	$—	$63	$(63)	(100.0)%

Interest expense decreased by $0.1 million, or 100.0%, from $0.1 million during the three months ended March 31, 2023, to $0 during the three months ended March 31, 2024. The decrease was due to having no outstanding balance under our 2019 Credit Facility that we paid off in full in March 2023, resulting in no interest incurred during the three months ended March 31, 2024.

Other Income (Expense), Net

	Three Months Ended
	March 31,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Other income, net	$398	$128	$270	210.9%

Other income, net increased by $0.3 million in income for the three months ended March 31, 2024. The change was primarily due to an increase in interest income earned on the money market cash account as a result of the increased cash balances and increasing interest rates.

Liquidity and Capital Resources

As of March 31, 2024, we had $34.8 million of cash and cash equivalents, compared to $36.9 million as of December 31, 2023. As of March 31, 2024, we have no outstanding debt as we paid off our 2019 Credit Facility in full in March 2023. We believe our cash and cash equivalents are sufficient to meet our anticipated capital requirements in the next 12 months. Our future capital requirements will depend on many factors, including, among other things, our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Cash (used in) provided by operating activities	$(1,293)	$1,204
Cash used in investing activities	(1,205)	(1,011)
Cash provided by (used in) financing activities	353	(2,777)

Cash Flows From Operating Activities

During the three months ended March 31, 2024, cash used in operating activities was $1.3 million, which consisted of net loss of $0.1 million, cash provided by non-cash charges of $2.1 million and changes of net operating assets and liabilities of $3.3 million. The non-cash charges consisted of stock-based compensation of $1.7 million and depreciation and amortization of $0.4 million. The use of cash due to the change in our net operating assets and liabilities was primarily due to an increase in accounts receivable of $1.5 million due to timing of cash receipts for outstanding balances, offset by a decrease in inventory of $0.3 million, a decrease in prepaid and other current assets of $0.5 million, a decrease in accrued liabilities of $2.3 million, and a decrease in deferred revenue of $0.3 million.

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

Cash Flows From Investing Activities

Cash used in investing activities during the three months ended March 31, 2024, was $1.2 million, reflecting purchases of manufacturing equipment.

Cash used in investing activities during the three months ended March 31, 2023 was $1.0 million, reflecting purchases of manufacturing equipment.

Cash Flows From Financing Activities

Cash provided by financing activities during the three months ended March 31, 2024, was $0.4 million, consisting of proceeds from the exercise of employee stock options.

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

There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024, that have had a material impact on our condensed financial statements and related notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

We are subject to a variety of risks and uncertainties, including risks related to our financial condition, risks related to our business and our industry, risks related to our intellectual property and technology, risks related to regulatory matters and compliance, risks related to our common stock and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:

●	We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities.
●	We cannot be certain that we will sustain profitability.
●	The limited history of STT-MRAM adoption makes it difficult to evaluate our current business and future prospects.
●	We may be unable to match production with customer demand for a variety of reasons including macroeconomic factors due to the cyclical nature of the semiconductor industry, our inability to accurately forecast customer demand, supply chain constraints, or the capacity constraints of our suppliers, which could adversely affect our operating results.
●	As we expand into new potential markets, we expect to face intense competition, including from our customers and potential customers, and may not be able to compete effectively, which could harm our business.
●	We rely on third parties to distribute, manufacture, package, assemble and test our products, which exposes us to a number of risks, including reduced control over manufacturing and delivery timing and potential exposure to price fluctuations, which could result in a loss of revenue or reduced profitability.
●	Disruptions in our supply chain and increased cost of components used in our products may adversely impact our business, results of operations and financial condition, including our ability to fulfill customer demand.
●	Our joint development agreement and strategic relationships involve numerous risks.
●	We must continuously develop new and enhanced products, and if we are unable to successfully market our new and enhanced products for which we incur significant expenses to develop, our results of operations and financial condition will be materially adversely affected.
●	Our success and future revenue depend on our ability to secure design wins and on our customers’ ability to successfully sell the products that incorporate our solutions. Securing design wins is a lengthy, expensive, and competitive process, and may not result in actual orders and sales, which could cause our revenue to decline.
●	The loss of one or several of our customers or reduced orders or pricing from existing customers may have a significant adverse effect on our operations and financial results.
●	We face competition and expect competition to increase in the future. If we fail to compete effectively, our revenue growth and results of operations will be materially and adversely affected.
●	Our costs may increase substantially if we or our third-party manufacturing contractors do not achieve satisfactory product yields or quality.
●	The complexity of our products may lead to defects, which could negatively impact our reputation with customers and result in liability.
●	We may experience difficulties in transitioning to new wafer fabrication process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.
●	Changes to industry standards and technical requirements relevant to our products and markets could adversely affect our business, results of operations, and prospects.

●	Our success depends on our ability to attract and retain key employees, and our failure to do so could harm our ability to grow our business and execute our business strategies.
●	We currently maintain, and are seeking to expand, operations outside the United States which exposes us to significant risks.

For a more complete discussion of the material risk factors applicable to us, see below.

Risk Factors Related to Our Financial Condition

We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities.

Our total revenue was approximately $14.4 million for the three months ended March 31, 2024, and $63.8 million for the year ended December 31, 2023. As of March 31, 2024, we had cash and cash equivalents of approximately $34.8 million. Based on our current operating plan, we believe our existing cash and cash equivalents, coupled with our anticipated growth and sales levels, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our existing capital may be insufficient to meet our long-term requirements. We have no committed sources of funding and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. If adequate funding is not available when needed, we may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

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

Item 5. Other Information

Trading Arrangements of Directors and Executive Officers.

None of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined under Item 408(a) of Regulation S-K) during the quarter ended March 31, 2024.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	10/13/2016

3.1.1	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/22/2019

3.1.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/27/2020

3.1.3	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/25/2023

3.2	Amended and Restated Bylaws	8-K	001-37900	3.2	5/22/2019

10.1*	Offer Letter, dated July 10, 2018, by and between the registrant and David Schrenk

10.2*	Amended and Restated Executive Change in Control Plan

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Everspin Technologies, Inc.

Date: May 2, 2024	By:	/s/ Sanjeev Aggarwal
Sanjeev Aggarwal
Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Anuj Aggarwal
Anuj Aggarwal
Chief Financial Officer
(Principal Financial and Accounting Officer)