Form 10-Q
period 2024-06-30
EVERSPIN TECHNOLOGIES INC
filed 2024-08-02
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the Registrant’s Common Stock outstanding as of August 1, 2024, was 21,743,166.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$36,764	$36,946
Accounts receivable, net	10,114	11,554
Inventory	7,987	8,391
Prepaid expenses and other current assets	517	988
Total current assets	55,382	57,879
Property and equipment, net	3,790	3,717
Right-of-use assets	5,182	5,495
Other assets	211	212
Total assets	$64,565	$67,303

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,950	$2,916
Accrued liabilities	1,760	4,336
Deferred revenue	—	336
Lease liabilities, current portion	1,275	1,190
Total current liabilities	4,985	8,778
Lease liabilities, net of current portion	3,996	4,390
Long-term income tax liability	162	214
Total liabilities	$9,143	$13,382
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 21,656,683 and 21,080,472 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	195,774	191,569
Accumulated deficit	(140,354)	(137,650)
Total stockholders’ equity	55,422	53,921
Total liabilities and stockholders’ equity	$64,565	$67,303

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product sales	$9,887	$13,406	$20,747	$27,183
Licensing, royalty, patent, and other revenue	749	2,341	4,319	3,410
Total revenue	10,636	15,747	25,066	30,593
Cost of product sales	5,235	6,090	11,238	12,213
Cost of licensing, royalty, patent, and other revenue	185	464	452	757
Total cost of sales	5,420	6,554	11,690	12,970
Gross profit	5,216	9,193	13,376	17,623
Operating expenses:[1]
Research and development	3,457	2,708	6,875	5,907
General and administrative	3,254	3,507	7,290	6,727
Sales and marketing	1,324	1,355	2,630	2,670
Total operating expenses	8,035	7,570	16,795	15,304
(Loss) income from operations	(2,819)	1,623	(3,419)	2,319
Interest expense	—	—	—	(63)
Other income, net	393	2,262	791	2,390
Net (loss) income before income taxes	(2,426)	3,885	(2,628)	4,646
Income tax (expense) benefit	(76)	—	(76)	—
Net (loss) income and comprehensive (loss) income	$(2,502)	$3,885	$(2,704)	$4,646
Net (loss) income per common share:
Basic	$(0.12)	$0.19	$(0.13)	$0.23
Diluted	$(0.12)	$0.18	$(0.13)	$0.22
Weighted average shares of common stock outstanding:
Basic	21,566,863	20,657,404	21,409,611	20,554,769
Diluted	21,566,863	21,234,253	21,409,611	21,068,059

[1]Operating expenses include stock-based compensation as follows:
Research and development	$689	$503	$1,269	$949
General and administrative	980	624	1,960	1,235
Sales and marketing	193	133	347	236
Total stock-based compensation	$1,862	$1,260	$3,576	$2,420

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Six Months Ended June 30, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	21,080,472	$2	$191,569	$(137,650)	$53,921
Exercise of stock options	96,116	—	353	—	353
Issuance of common stock under stock incentive plans	229,923	—	—	—	—
Stock-based compensation expense	—	—	1,714	—	1,714
Net loss	—	—	—	(202)	(202)
Balance at March 31, 2024	21,406,511	$2	$193,636	$(137,852)	$55,786
Exercise of stock options	9,549	—	35	—	35
Issuance of common stock under stock incentive plans	240,623	—	241	—	241
Stock-based compensation expense	—	—	1,862	—	1,862
Net loss	—	—	—	(2,502)	(2,502)
Balance at June 30, 2024	21,656,683	$2	$195,774	$(140,354)	$55,422

	Six Months Ended June 30, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	20,374,288	$2	$185,364	$(146,702)	$38,664
Exercise of stock options	3,020	—	13	—	13
Issuance of common stock under stock incentive plans	157,436	—	—	—	—
Stock-based compensation expense	—	—	1,160	—	1,160
Net income	—	—	—	761	761
Balance at March 31, 2023	20,534,744	$2	$186,537	$(145,941)	$40,598
Exercise of stock options	36,353	—	148	—	148
Issuance of common stock under stock incentive plans	172,325	—	181	—	181
Stock-based compensation expense	—	—	1,260	—	1,260
Net income	—	—	—	3,885	3,885
Balance at June 30, 2023	20,743,422	$2	$188,126	$(142,056)	$46,072

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(2,704)	$4,646
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	795	617
Gain on sale of property and equipment	—	(15)
Stock-based compensation	3,576	2,420
Loss on prepayment and termination of credit facility	—	170
Non-cash warrant revaluation	—	23
Non-cash interest expense	—	26
Changes in operating assets and liabilities:
Accounts receivable	1,440	1,639
Inventory	404	(662)
Prepaid expenses and other current assets	471	193
Other assets	1	—
Accounts payable	(595)	(741)
Accrued liabilities	(2,628)	(701)
Deferred revenue	(336)	(96)
Lease liabilities, net	4	12
Net cash provided by operating activities	428	7,531
Cash flows from investing activities
Purchases of property and equipment	(1,239)	(1,063)
Proceeds received from sale of property and equipment	—	15
Net cash used in investing activities	(1,239)	(1,048)
Cash flows from financing activities
Payments on long-term debt	—	(2,790)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	629	342
Net cash provided by (used in) financing activities	629	(2,448)
Net (decrease) increase in cash and cash equivalents	(182)	4,035
Cash and cash equivalents at beginning of period	36,946	26,795
Cash and cash equivalents at end of period	$36,764	$30,830
Supplementary cash flow information:
Interest paid	$—	$37
Operating cash flows paid for operating leases	$699	$692
Financing cash flows paid for finance leases	$28	$6
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$297	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$75	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2023, has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.

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

Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Trade accounts receivable	$10,193	$11,489
Unbilled accounts receivable	281	475
Allowance for product returns and price adjustments	(360)	(410)
Accounts receivable, net	$10,114	$11,554

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

	Revenue				Accounts Receivable, net
	Three Months Ended		Six Months Ended		As of
	June 30,		June 30,		June 30,	December 31,
Customers	2024	2023	2024	2023	2024	2023
Customer A	*	17%	*	16%	*	13%
Customer B	*	13%	*	14%	*	*
Customer C	*	10%	12%	*	*	22%
Customer D	26%	13%	25%	15%	53%	37%
Customer E	14%	13%	*	12%	11%	*

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

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,764	$—	$—	$36,764
Total assets measured at fair value	$36,764	$—	$—	$36,764

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,946	$—	$—	$36,946
Total assets measured at fair value	$36,946	$—	$—	$36,946

Recently Issued Accounting Pronouncements Under Evaluation

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure requirements to enable users of financial statements to better understand the entity’s measurement and assessment of segment performance and resource allocation. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the standard will have on its condensed financial statements.

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

The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Distributor	$9,227	$12,365	$19,514	$25,207
Non-distributor	1,409	3,382	5,552	5,386
Total revenue	$10,636	$15,747	$25,066	$30,593

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Point in time	$10,062	$13,790	$21,029	$27,660
Over time	574	1,957	4,037	2,933
Total revenue	$10,636	$15,747	$25,066	$30,593

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product sales	$9,887	$13,406	$20,747	$27,183
Licensing	306	1,899	3,527	2,817
Royalties	175	236	282	329
Patents	-	—	—	—
Other revenue	268	206	510	264
Total revenue	$10,636	$15,747	$25,066	$30,593

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
APAC	$6,310	$7,964	$13,240	$15,555
North America	3,051	4,517	5,843	8,847
EMEA	1,275	3,266	5,983	6,191
Total revenue	$10,636	$15,747	$25,066	$30,593

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$105	$189
Work-in-process	6,754	6,724
Finished goods	1,128	1,478
Total inventory	$7,987	$8,391

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Payroll-related expenses	$1,093	$3,347
Inventory	259	317
Other	408	672
Total accrued liabilities	$1,760	$4,336

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

The Company has recognized $0.3 million and $0.5 million in revenue for the three and six months ended June 30, 2024, respectively, and $6.2 million in revenue since inception of the contractual agreements. The Company expects to recognize the remaining $0.3 million of the transaction price as services are performed throughout the contractual period and performance is expected to be complete in the year ending December 31, 2024.

5. Leases

Operating leases consist primarily of office space expiring at various dates through 2029. Finance leases relate to server leases expiring at various dates through 2029. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The undiscounted future non-cancellable lease payments under the Company’s operating and finance leases were as follows (in thousands):

As of June 30, 2024	Amount
2024	$739
2025	1,482
2026	1,497
2027	1,380
2028	595
Thereafter	48
Total lease payments	5,741
Less: imputed interest	(470)
Total lease liabilities	5,271
Less: current portion of lease liabilities	(1,275)
Total lease liabilities, net of current portion	$3,996

Other information related to the Company’s operating lease liabilities was as follows:

	June 30,	December 31,
	2024	2023
Weighted-average remaining lease term (years)	3.88	4.37
Weighted-average discount rate	4.50%	4.50%

Other information related to the Company’s finance lease liabilities was as follows:

	June 30,	December 31,
	2024	2023
Weighted-average remaining lease term (years)	4.57	1.09
Weighted-average discount rate	3.91%	4.50%

6. Debt

2019 Credit Facility

In March 2023, our credit facility with a lender pursuant to an Amended and Restated Loan and Security Agreement (the 2019 Credit Facility), consisting of a term loan and line of credit, was paid in full, and there was no outstanding balance as of June 30, 2024. The Company paid an early termination and prepayment fee of $170,000, which was recorded within other income (expense) within the condensed statements of operations and comprehensive (loss) income for the six months ended June 30, 2023.

The Company was in compliance with all covenants throughout the 2019 Credit Facility payoff date in March 2023.

The amortization of the debt issuance costs and accretion of the debt discount is included in interest expense within the condensed statements of operations and comprehensive (loss) income and included in non-cash interest expense within the statement of cash flows.

7. Stock-Based Compensation

Summary of Stock Option and Award Activity

The following table summarizes the stock option and award activity for the six months ended June 30, 2024:

		Options Outstanding
			Weighted-	Weighted-
	Options and		Average	Average	Aggregate
	Awards		Exercise	Remaining	Intrinsic
	Available for	Number of	Price Per	Contractual	Value
	Grant	Options	Share	Life (years)	(In thousands)
Balance—December 31, 2023	598,397	1,829,428	$5.96	6.9	$5,676
Authorized	632,414
RSUs granted	(977,783)
RSUs cancelled/forfeited	10,007
Warrants exercised	—
Options granted	—	—	—
Options exercised	—	(106,741)	$3.67		$498
Options cancelled/forfeited	3,951	(4,565)	$6.22
Balance—June 30, 2024	266,986	1,718,122	$6.10	6.5	$1,255
Options exercisable—June 30, 2024		1,369,585	$5.86	6.2	$1,197

The total grant date fair value of options vested was $0.3 million and $0.4 million during the three months ended June 30, 2024 and 2023, respectively, and $0.7 million and $1.3 million during the six months ended June 30, 2024 and 2023, respectively.

The weighted-average grant date fair value of options granted was $4.43 per share during the three months ended June 30, 2023 and $3.85 per share during the six months ended June 30, 2023. No shares were granted in the three and six months ended June 30, 2024.

As of June 30, 2024, there was $1.6 million of total unrecognized stock-based compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 1.28 years. Stock-based compensation cost for options capitalized within inventory at June 30, 2024 and 2023 was not material.

2016 Employee Stock Purchase Plan

In January 2024, there was an increase of 210,804 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP) pursuant to the terms of the ESPP. The Company had 1,063,270 shares available for future issuance under the Company’s ESPP as of June 30, 2024. Employees purchased 37,696 shares for $241,000 during the three and six months ended June 30, 2024. Employees purchased 40,894 shares for $181,000 during the three and six months ended June 30, 2023.

Restricted Stock Units

The following table summarizes restricted stock units (RSUs) activity for the six months ended June 30, 2024:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2023	905,781	$6.59
Granted	977,783	$8.62
Vested	(433,100)	$6.69
Cancelled/forfeited	(10,007)	$7.12
Balance—June 30, 2024	1,440,457	$7.93

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date.

As of June 30, 2024, there was $10.1 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.6 years. Stock-based compensation cost related to RSUs capitalized within inventory at June 30, 2024 and 2023 was not material.

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

The following tables set forth the computation of basic and diluted net (loss) income per share attributable to common stockholders (in thousands, except share and per share amounts):

Basic EPS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income	$(2,502)	$3,885	$(2,704)	$4,646
Denominator:
Weighted-average shares of common stock outstanding, basic	21,566,863	20,657,404	21,409,611	20,554,769
Net (loss) income per common share, basic	$(0.12)	$0.19	$(0.13)	$0.23

Diluted EPS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income	$(2,502)	$3,885	$(2,704)	$4,646
Warrant liability fair value loss recognized	—	—	—	23
Net (loss) income attributable to common stockholders, diluted	$(2,502)	$3,885	$(2,704)	$4,669
Denominator:
Weighted-average shares of common stock outstanding, basic	21,566,863	20,657,404	21,409,611	20,554,769
Dilutive effect of stock options and RSUs	—	576,849	—	513,290
Weighted-average shares of common stock outstanding, diluted	21,566,863	21,234,253	21,409,611	21,068,059
Net (loss) income per common share, diluted	$(0.12)	$0.18	$(0.13)	$0.22

Potentially dilutive securities representing 2.1 million and 0.9 million stock options and RSUs that were outstanding during the three months ended June 30, 2024, and 2023, respectively, and 1.7 million and 1.3 million stock options and RSUs outstanding during the six months ended June 30, 2024 and 2023, respectively, were excluded from the computation of diluted earnings per common share during these periods as their inclusion would have an antidilutive effect.

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

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to, among other things, our industry, business, future plans, strategies, objectives, expectations, intentions and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission (SEC). Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted EBITDA reconciliation:
Net (loss) income	$(2,502)	$3,885	$(2,704)	$4,646
Depreciation and amortization	397	284	795	617
Stock-based compensation expense	1,862	1,260	3,576	2,420
Interest expense	—	—	—	63
Income tax (benefit) expense	76	—	76	—
Adjusted EBITDA	$(167)	$5,429	$1,743	$7,746

Results of Operations

The following tables set forth our results of operations for the periods indicated:

	Three Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)		(As a percentage of revenue)
Product sales	$9,887	$13,406	93%	85%
Licensing, royalty, patent, and other revenue	749	2,341	7	15
Total revenue	10,636	15,747	100	100
Cost of product sales	5,235	6,090	49	39
Cost of licensing, royalty, patent, and other revenue	185	464	2	3
Total cost of sales	5,420	6,554	51	42
Gross profit	5,216	9,193	49	58
Operating expenses:
Research and development	3,457	2,708	33	17
General and administrative	3,254	3,507	31	22
Sales and marketing	1,324	1,355	12	9
Total operating expenses	8,035	7,570	76	48
(Loss) income from operations	(2,819)	1,623	(27)	10
Other income, net	393	2,262	4	14
Net (loss) income before income taxes	(2,426)	3,885	(23)	25
Income tax (expense) benefit	(76)	—	(1)	—
Net (loss) income and comprehensive (loss) income	$(2,502)	$3,885	(24)%	25%

	Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)		(As a percentage of revenue)
Product sales	$20,747	$27,183	83%	89%
Licensing, royalty, patent, and other revenue	4,319	3,410	17	11
Total revenue	25,066	30,593	100	100
Cost of product sales	11,238	12,213	45	40
Cost of licensing, royalty, patent, and other revenue	452	757	2	2
Total cost of sales	11,690	12,970	47	42
Gross profit	13,376	17,623	53	58
Operating expenses:
Research and development	6,875	5,907	27	19
General and administrative	7,290	6,727	29	22
Sales and marketing	2,630	2,670	10	9
Total operating expenses	16,795	15,304	67	50
(Loss) income from operations	(3,419)	2,319	(14)	8
Interest expense	—	(63)	—	—
Other income, net	791	2,390	3	8
Net (loss) income before income taxes	(2,628)	4,646	(10)	15
Income tax (expense) benefit	(76)	—	—	—
Net (loss) income and comprehensive (loss) income	$(2,704)	$4,646	(11)%	15%

Comparison of the three months ended June 30, 2024 and 2023

Revenue

We generated 87% and 79% of our revenue from products sold to distributors for the three months ended June 30, 2024 and 2023, respectively.

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

	Three Months Ended June 30,
	2024	2023
APAC	$6,310	$7,964
North America	3,051	4,517
EMEA	1,275	3,266
Total revenue	$10,636	$15,747

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Product sales	$9,887	$13,406	$(3,519)	(26.2)%
Licensing, royalty, patent, and other revenue	749	2,341	(1,592)	(68.0)%
Total revenue	$10,636	$15,747	$(5,111)	(32.5)%

Total revenue decreased by $5.1 million, or 32.5%, from $15.7 million during the three months ended June 30, 2023 to $10.6 million during the three months ended June 30, 2024. The decrease was primarily due to a decrease in product sales of $3.5 million due to timing of customer demand, and a decrease in licensing revenue generated from our RAD-Hard projects of $1.5 million, along with a decrease of $0.1 million in other revenue related to foundry services.

Licensing, royalty, patent, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Our best estimate of royalty revenue earned is made throughout the year for royalty contracts with an annual performance period, with an annual adjustment recognized for actual sales in the first quarter of each fiscal year. Licensing, royalty, patent, and other revenue decreased by $1.6 million, or 68.0% from $2.3 million during the three months ended June 30, 2023, to $0.7 million during the three months ended June 30, 2024. The decrease was driven by a decrease of $1.5 million in licensing revenue generated from our RAD-Hard projects, along with a decrease of $0.1 million of other revenue related to foundry services.

Cost of Sales and Gross Margin

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Cost of product sales	$5,235	$6,090	$(855)	(14.0)%
Cost of licensing, royalty, patent, and other revenue	185	464	(279)	(60.1)%
Total cost of sales	$5,420	$6,554	$(1,134)	(17.3)%
Gross margin	49.0%	58.4%

Cost of product sales decreased by $0.9 million, or 14.0%, from $6.1 million during the three months ended June 30, 2023, to $5.2 million during the three months ended June 30, 2024. The decrease was primarily due to a reduction in product sales, partially offset by increased yields on our toggle products.

Cost of licensing, royalty, patent, and other revenue decreased by $0.3 million, or 60.1% from $0.5 million during the three months ended June 30, 2023, to $0.2 million during the three months ended June 30, 2024. The decrease was primarily due to a decrease in licensing costs related to labor and materials associated with the progression of our RAD-Hard projects.

Gross margin decreased from 58.4% during the three months ended June 30, 2023, to 49.0% during the three months ended June 30, 2024. Gross margin decreased as a result of a decrease in product sales and licensing revenue, partially offset by increased yields on our toggle products.

Operating Expenses

Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant components of each of our operating expense categories.

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Research and development	$3,457	$2,708	$749	27.7%
Research and development as a % of revenue	33%	17%

Research and Development Expenses. Research and development expenses increased by $0.7 million, or 27.7%, from $2.7 million during the three months ended June 30, 2023, to $3.5 million during the three months ended June 30, 2024. The primary driver of research and development expenses relates to our new Extended Serial Peripheral Interface (xSPI) family of STT-MRAM products. Our xSPI products offer high-performance, multiple I/O, SPI-compatibility and feature a high-speed, low pin count SPI compatible interface.

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
General and administrative	$3,254	$3,507	$(253)	(7.2)%
General and administrative as a % of revenue	31%	22%

General and Administrative Expenses. General and administrative expenses decreased by $0.3 million, or 7.2%, from $3.5 million during the three months ended June 30, 2023, to $3.2 million during the three months ended June 30, 2024. The decrease is primarily due to reduced professional services costs.

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Sales and marketing	$1,324	$1,355	$(31)	(2.3)%
Sales and marketing as a % of revenue	12%	9%

Sales and Marketing Expenses. Sales and marketing expenses remained consistent at $1.3 million during the three months ended June 30, 2024 and 2023, respectively. Sales and marketing expenses relate primarily to compensation costs and contract labor.

Other Income (Expense), Net

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Other income, net	$393	$2,262	$(1,869)	(82.6)%

Other income, net decreased by $1.9 million in income for the three months ended June 30, 2024. The change was primarily due to an employee retention tax credit of $2.0 million during the three months ended June 30, 2023, partially offset by interest income.

Comparison of the six months ended June 30, 2024 and 2023

Revenue

We generated 78% and 82% of our revenue from products sold to distributors for the six months ended June 30, 2024 and 2023, respectively.

Our revenue by region and by type of revenue for the periods indicated were as follows (in thousands).

	Six Months Ended June 30,
	2024	2023
APAC	$13,240	$15,555
North America	5,843	8,847
EMEA	5,983	6,191
Total revenue	$25,066	$30,593

	Six Months Ended
	June 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Product sales	$20,747	$27,183	$(6,436)	(23.7)%
Licensing, royalty, patent, and other revenue	4,319	3,410	909	26.7%
Total revenue	$25,066	$30,593	$(5,527)	(18.1)%

Total revenue decreased by $5.5 million, or 18.1%, from $30.6 million during the six months ended June 30, 2023 to $25.1 million during the six months ended June 30, 2024. The decrease was primarily due to a decrease in product sales of $6.4 million due to timing of customer demand, offset by an increase in licensing revenue generated from our RAD-Hard projects of $0.7 million, along with an increase of $0.2 million in other revenue related to foundry services.

Licensing, royalty, patent and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and term of each transaction Our best estimate of royalty revenue earned is made through the year, with an annual adjustment recognized for actual sales in the first quarter of each fiscal year. Licensing, royalty, patent, and other revenue increased by $0.9 million, or 26.7%, from $3.4 million during the six months ended June 30, 2023, to $4.3 million during the six months ended June 30, 2024. The increase was driven by an increase of $0.7 million in licensing revenue generated from our RAD-Hard projects, along with an increase of $0.2 million of other revenue related to foundry services.

Cost of Sales and Gross Margin

	Six Months Ended
	June 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Cost of product sales	$11,238	$12,213	$(975)	(8.0)%
Cost of licensing, royalty, patent, and other revenue	452	757	(305)	(40.3)%
Total cost of sales	$11,690	$12,970	$(1,280)	(9.9)%
Gross margin	53.4%	57.6%

Cost of product sales decreased by $1.0 million, or 8.0%, from $12.2 million during the six months ended June 30, 2023, to $11.2 million during the six months ended June 30, 2024. The decrease was primarily due to a reduction in product sales and increased yields on our toggle products.

Cost of licensing, royalty, patent, and other revenue decreased by $0.3 million, or 40.3% from $0.8 million during the six months ended June 30, 2023, to $0.5 million during the six months ended June 30, 2024. The decrease was due to a decrease in licensing costs related to labor and materials associated with the progression of our RAD-Hard projects.

Gross margin decreased from 57.6% during the six months ended June 30, 2023, to 53.4% during the six months ended June 30, 2024. Gross margin decreased as a result of a decrease in product sales and increased yields on our toggle products, partially offset by increased licensing revenue.

Operating Expenses

Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant components of each of our operating expense categories.

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Research and development	$6,875	$5,907	$968	16.4%
Research and development as a % of revenue	27%	19%

Research and Development Expenses. Research and development expenses increased by $1.0 million, or 16.4%, from $5.9 million during the six months ended June 30, 2023, to $6.9 million during the six months ended June 30, 2024. The primary driver of research and development expenses relates to our new xSPI family of STT-MRAM products.

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
General and administrative	$7,290	$6,727	$563	8.4%
General and administrative as a % of revenue	29%	22%

General and Administrative Expenses. General and administrative expenses increased by $0.6 million, or 8.4%, from $6.7 million during the six months ended June 30, 2023, to $7.3 million during the six months ended June 30, 2024. The increase is primarily due to increases related to stock-based compensation and professional services.

	Six Months Ended June 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Sales and marketing	$2,630	$2,670	$(40)	(1.5)%
Sales and marketing as a % of revenue	10%	9%

Sales and Marketing Expenses. Sales and marketing expenses remained consistent at $2.6 million during the six months ended June 30, 2024 and 2023, respectively.

Interest Expense

	Six Months Ended
	June 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Interest expense	$—	$63	$(63)	(100.0)%

Interest expense decreased by $0.1 million, or 100.0%, from $0.1 million during the six months ended June 30, 2023, to $0 during the six months ended June 30, 2024. The decrease was due to having no outstanding balance under our 2019 Credit Facility that we paid off in full in March 2023, resulting in no interest incurred during the six months ended June 30, 2024.

Other Income (Expense), Net

	Six Months Ended
	June 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Other income, net	$791	$2,390	$(1,599)	(66.9)%

Other income, net decreased by $1.6 million in income for the six months ended June 30, 2024. The change was primarily due to an employee retention tax credit of $2.0 million during the six months ended June 30, 2023, partially offset by interest income.

Liquidity and Capital Resources

As of June 30, 2024, we had $36.8 million of cash and cash equivalents, compared to $36.9 million as of December 31, 2023. As of June 30, 2024, we have no outstanding debt as we paid off our 2019 Credit Facility in full in March 2023. We believe our cash and cash equivalents are sufficient to meet our anticipated capital requirements in the next 12 months. Our future capital requirements will depend on many factors, including, among other things, our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023

	(In thousands)
Cash provided by operating activities	$428	$7,531
Cash used in investing activities	(1,239)	(1,048)
Cash provided by (used in) financing activities	629	(2,448)

Cash Flows From Operating Activities

During the six months ended June 30, 2024, cash provided by operating activities was $0.4 million, which consisted of net loss of $2.7 million, non-cash charges of $4.4 million and changes of net operating assets and liabilities of $1.2 million. The non-cash charges consisted of stock-based compensation of $3.6 million and depreciation and amortization of $0.8 million. The change in our net operating assets and liabilities was primarily due to a decrease in accounts receivable of $1.4 million due to timing of cash receipts for outstanding balances, a decrease in prepaid and other current assets of $0.5 million, and a decrease in inventory of $0.4 million offset by a decrease in accounts payable of $0.6 million, a decrease in accrued liabilities of $2.6 million and a decrease in deferred revenue of $0.3 million.

During the six months ended June 30, 2023, cash provided by operating activities was $7.5 million, which consisted of net income of $4.6 million, non-cash charges of $3.2 million and changes of net operating assets and liabilities of $0.3 million. The non-cash charges primarily consisted of stock-based compensation of $ 2.4 million, depreciation and amortization of $0.6 million, and a loss on prepayment and termination of our 2019 Credit Facility of $0.2 million. The change in our net operating assets and liabilities was primarily due to an increase in inventory of $0.7 million, a decrease in accounts payable of $0.7 million, a decrease in accrued liabilities of $0.7 million primarily due to timing of variable compensation costs, and a decrease in deferred revenue of $0.1 million, offset by a decrease in accounts receivable of $1.6 million due to timing of cash receipts for outstanding balances and a decrease in prepaid and other current assets of $0.2 million.

Cash Flows From Investing Activities

Cash used in investing activities during the six months ended June 30, 2024, was $1.2 million, reflecting purchases of manufacturing equipment.

Cash used in investing activities during the six months ended June 30, 2023 was $1.0 million, reflecting $1.1 million for the purchases of manufacturing equipment offset by a nominal amount in proceeds received on the sale of property and equipment.

Cash Flows From Financing Activities

Cash provided by financing activities during the six months ended June 30, 2024, was $0.6 million, consisting of proceeds from the exercise of employee stock options and purchase of shares under our employee stock purchase plan.

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

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

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

Our total revenue was approximately $25.1 million for the six months ended June 30, 2024, and $63.8 million for the year ended December 31, 2023. As of June 30, 2024, we had cash and cash equivalents of approximately $36.8 million. Based on our current operating plan, we believe our existing cash and cash equivalents, coupled with our anticipated growth and sales levels, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our existing capital may be insufficient to meet our long-term requirements. We have no committed sources of funding and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. If adequate funding is not available when needed, we may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

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

While our products offer unique benefits over other industry memory technologies, the rate of adoption of our products and our ability to capture market share from legacy technologies is uncertain. Our revenue may also be adversely impacted by a number of other possible reasons, many of which are outside our control, including business conditions that adversely affect the semiconductor memory industry resulting in a decline in end market demand for our products, adverse impacts resulting from pandemics or endemics, increased competition, ongoing supply chain constraints, or our failure to capitalize on growth opportunities. We also rely on achieving specific cost reduction targets that have uncertainty in their timing and magnitude. We may also incur unforeseen expenses in the ongoing operation of our business that cause us to exceed our operational spending plan. As a result, our ability to generate sufficient revenue growth and/or control expenses to transition to profitability and generate consistent positive cash flows is uncertain.

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

If any of our current or future foundries or packaging, assembly and testing subcontractors significantly increases the costs of wafers or other materials or services, interrupts or reduces our supply, including for reasons outside of their control, such as due to pandemics or epidemics, or if any of our relationships with our suppliers is terminated, our operating results could be adversely affected. Such occurrences could also damage our customer relationships, result in lost revenue, cause a loss in market share, or damage our reputation.

Disruptions in our supply chain and increased cost of components used in our products may adversely impact our business, results of operations and financial condition, including our ability to fulfill customer demand.

If we fail to procure sufficient components used in our products, we may be unable to deliver our products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We would likely experience significant delays or cessation in producing some of our products if a labor strike, natural disaster, public health crisis, geopolitical event, or other supply disruption were to occur, including as a result of public health issues, such as pandemics and epidemics, or the ongoing military conflict between Russia and Ukraine, at any of our main suppliers.

Further, the upturn in the semiconductor industry has stretched the supply chain, and we are subject to supply shortages, as well as higher costs as suppliers opportunistically raise prices. For example, there is currently a worldwide shortage of semiconductor, memory and other electronic components affecting many industries. Our products are dependent on some of these electronic components. A continued shortage of electronic components may impact us significantly and could cause us to experience extended lead times and increased prices from our suppliers, which could be significant. Extended lead times and decreased availability of key components could result in a significant disruption to our production schedule, all of which would have an adverse effect on our business, results of operations and financial condition. Additionally, the military conflict between Russia and Ukraine creates additional uncertainty and risks relating to our supply chain and the cost of components. See “-General Risk Factors-Unfavorable economic, market and geopolitical conditions, domestically and internationally, may adversely affect our business, financial condition, results of operations and cash flows” for additional information.

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

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our two largest end customers together accounted for 32% of our total revenue for the six months ended June 30, 2024, and each of these customers accounted for more than 10% of our revenue during that period. Our two largest end customers together accounted for 22% of our total revenue for the year ended December 31, 2023, and one of those customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition, and cash flows.

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

● public health issues, such as pandemics and epidemics, which can result in varying impacts to our business, employees, partners, customers, distributors or suppliers internationally as discussed elsewhere in this “Risk Factors” section;

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

● terrorism and acts of war, such as ongoing military conflict between Russia and Ukraine, which could have a negative impact on the operations of our business or the businesses of our customers; and

● US Department of Commerce regulations or restrictions on exports of certain semiconductor technologies and equipment to China.

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

●    changes in earnings estimates or recommendations by securities analysts; and

●    general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors, including the effects of pandemics and epidemics and ongoing military conflict between Russia and Ukraine.

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

We have significant customer sales both in the United States and internationally. We also rely on domestic and international suppliers, manufacturing partners and distributors. We are therefore susceptible to adverse U.S. and international economic and market conditions. If any of our manufacturing partners, customers, distributors or suppliers experience slowdowns in their business, serious financial difficulties or cease operations, our business will be adversely affected. In addition, the adverse impact of general economic factors that are beyond our control, including, but not limited to, housing markets, recession, inflation, deflation, consumer credit activity, consumer debt levels, exchange rate volatility, fuel and energy costs, interest rates, bank failures, tax rates and policy, unemployment trends, potential industry downturn, the impact of natural disasters such as pandemics, civil disturbances, terrorist activities and acts of war, including ongoing military conflict between Russia and Ukraine, may adversely impact consumer spending, which may adversely impact our customers’ spending and demand for our products. As an example, in the United States, capital markets have experienced and continue to experience volatility and disruption. Furthermore, inflation rates in the United States have recently increased to levels not seen in decades resulting in federal action to increase interest rates, affecting capital markets. In addition to the foregoing, adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures, or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Additionally, the military conflict in Ukraine and escalating geopolitical tensions resulting from such conflict have resulted and may continue to result in sanctions, tariffs, and import-export restrictions which, when combined with retaliatory actions taken by Russia, could cause further inflationary pressures and economic and supply chain disruptions, as well as cause us to experience extended lead times and increased prices from our suppliers. Any of the foregoing could adversely affect our business, financial condition, results of operations and cash flows.

Our business may be adversely impacted by natural disasters and other catastrophic events.

Our operations and business, and those of our manufacturing partners, customers, distributors, or suppliers, can be disrupted by natural disasters; industrial accidents; public health issues, such as pandemics and epidemics; cybersecurity incidents; interruptions of service from utilities, transportation, telecommunications, or IT systems providers; manufacturing equipment failures; or other catastrophic events. For example, some of our foundries and suppliers’ facilities in Asia are located near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, such as power loss, fire, floods, and similar events. If any such natural disasters or other catastrophic events were to occur, our ability to operate our business could be seriously impaired. In addition, we may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements of Directors and Executive Officers.

None of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined under Item 408(a) of Regulation S-K) during the quarter ended June 30, 2024.

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

Everspin Technologies, Inc.

Date: August 2, 2024	By:	/s/ Sanjeev Aggarwal
Sanjeev Aggarwal
Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2024	By:	/s/ Matthew Tenorio
Matthew Tenorio
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)