Form 10-Q
period 2024-09-30
EVERSPIN TECHNOLOGIES INC
filed 2024-11-05
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2024, was 21,972,051.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$39,588	$36,946
Accounts receivable, net	11,407	11,554
Inventory	8,441	8,391
Prepaid expenses and other current assets	4,585	988
Total current assets	64,021	57,879
Property and equipment, net	3,412	3,717
Right-of-use assets	4,868	5,495
Other assets	300	212
Total assets	$72,601	$67,303

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,742	$2,916
Accrued liabilities	2,140	4,336
Deferred revenue	372	336
Lease liabilities, current portion	1,290	1,190
Contract obligations	2,953	—
Total current liabilities	9,497	8,778
Lease liabilities, net of current portion	3,668	4,390
Long-term income tax liability	162	214
Total liabilities	$13,327	$13,382
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 21,833,041 and 21,080,472 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	197,355	191,569
Accumulated deficit	(138,083)	(137,650)
Total stockholders’ equity	59,274	53,921
Total liabilities and stockholders’ equity	$72,601	$67,303

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product sales	$10,443	$13,543	$31,190	$40,726
Licensing, royalty, patent, and other revenue	1,650	2,923	5,969	6,333
Total revenue	12,093	16,466	37,159	47,059
Cost of product sales	5,751	5,920	16,989	18,133
Cost of licensing, royalty, patent, and other revenue	390	627	842	1,384
Total cost of sales	6,141	6,547	17,831	19,517
Gross profit	5,952	9,919	19,328	27,542
Operating expenses:[1]
Research and development	3,384	2,659	10,259	8,566
General and administrative	3,363	3,933	10,653	10,660
Sales and marketing	1,320	1,348	3,950	4,018
Total operating expenses	8,067	7,940	24,862	23,244
(Loss) income from operations	(2,115)	1,979	(5,534)	4,298
Interest expense	—	—	—	(63)
Other income, net	4,396	459	5,187	2,849
Net income (loss) before income taxes	2,281	2,438	(347)	7,084
Income tax expense	(10)	—	(86)	—
Net income (loss) and comprehensive income (loss)	$2,271	$2,438	$(433)	$7,084
Net (loss) income per common share:
Basic	$0.10	$0.12	$(0.02)	$0.34
Diluted	$0.10	$0.11	$(0.02)	$0.33
Weighted average shares of common stock outstanding:
Basic	21,767,380	20,848,558	21,529,738	20,653,775
Diluted	21,985,175	21,828,789	21,529,738	21,276,904

[1]Operating expenses include stock-based compensation as follows:
Research and development	$710	$505	$1,979	$1,454
General and administrative	632	639	2,592	1,874
Sales and marketing	190	136	537	372
Total stock-based compensation	$1,532	$1,280	$5,108	$3,700

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Nine Months Ended September 30, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	21,080,472	$2	$191,569	$(137,650)	$53,921
Exercise of stock options	96,116	—	353	—	353
Issuance of common stock under stock incentive plans	229,923	—	—	—	—
Stock-based compensation expense	—	—	1,714	—	1,714
Net loss	—	—	—	(202)	(202)
Balance at March 31, 2024	21,406,511	$2	$193,636	$(137,852)	$55,786
Exercise of stock options	9,549	—	35	—	35
Issuance of common stock under stock incentive plans	240,623	—	241	—	241
Stock-based compensation expense	—	—	1,862	—	1,862
Net loss	—	—	—	(2,502)	(2,502)
Balance at June 30, 2024	21,656,683	$2	$195,774	$(140,354)	$55,422
Exercise of stock options	11,177	—	44	—	44
Issuance of common stock under stock incentive plans	165,181	—	5	—	5
Stock-based compensation expense	—	—	1,532	—	1,532
Net loss	—	—	—	2,271	2,271
Balance at September 30, 2024	21,833,041	$2	$197,355	$(138,083)	$59,274

	Nine Months Ended September 30, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	20,374,288	$2	$185,364	$(146,702)	$38,664
Exercise of stock options	3,020	—	13	—	13
Issuance of common stock under stock incentive plans	157,436	—	—	—	—
Stock-based compensation expense	—	—	1,160	—	1,160
Net income	—	—	—	761	761
Balance at March 31, 2023	20,534,744	$2	$186,537	$(145,941)	$40,598
Exercise of stock options	36,353	—	148	—	148
Issuance of common stock under stock incentive plans	172,325	—	181	—	181
Stock-based compensation expense	—	—	1,260	—	1,260
Net income	—	—	—	3,885	3,885
Balance at June 30, 2023	20,743,422	$2	$188,126	$(142,056)	$46,072
Exercise of stock options	103,697	—	566	—	566
Issuance of common stock under stock incentive plans	87,564	—	—	—	—
Exercise of warrants	236	—	2	—	2
Stock-based compensation expense	—	—	1,280	—	1,280
Net income	—	—	—	2,438	2,438
Balance at September 30, 2023	20,934,919	$2	$189,974	$(139,618)	$50,358

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(433)	$7,084
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,197	905
Gain on sale of property and equipment	—	(15)
Stock-based compensation	5,108	3,700
Loss on prepayment and termination of credit facility	—	170
Non-cash warrant revaluation	—	(25)
Non-cash interest expense	—	26
Changes in operating assets and liabilities:
Accounts receivable	147	577
Inventory	(50)	(1,954)
Prepaid expenses and other current assets	(3,597)	366
Other assets	(88)	—
Accounts payable	236	599
Accrued liabilities	(2,248)	(54)
Deferred revenue	36	(311)
Contract obligations	2,953	—
Lease liabilities, net	5	18
Net cash provided by operating activities	3,266	11,086
Cash flows from investing activities
Purchases of property and equipment	(1,302)	(1,080)
Proceeds received from sale of property and equipment	—	15
Net cash used in investing activities	(1,302)	(1,065)
Cash flows from financing activities
Payments on long-term debt	—	(2,790)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	678	908
Net cash provided by (used in) financing activities	678	(1,882)
Net increase in cash and cash equivalents	2,642	8,139
Cash and cash equivalents at beginning of period	36,946	26,795
Cash and cash equivalents at end of period	$39,588	$34,934
Supplementary cash flow information:
Interest paid	$—	$37
Operating cash flows paid for operating leases	$1,049	$1,038
Financing cash flows paid for finance leases	$47	$9
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$297	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$36	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2023, has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.

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

Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Trade accounts receivable	$11,503	$11,489
Unbilled accounts receivable	267	475
Allowance for product returns and price adjustments	(363)	(410)
Accounts receivable, net	$11,407	$11,554

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

	Revenue				Accounts Receivable, net
	Three Months Ended		Nine Months Ended		As of
	September 30,		September 30,		September 30,	December 31,
Customers	2024	2023	2024	2023	2024	2023
Customer A	*	16%	*	16%	*	13%
Customer B	11%	12%	*	13%	*	*
Customer C	*	11%	*	*	*	22%
Customer D	32%	16%	27%	16%	51%	37%
Customer E	*	*	*	11%	*	*

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

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$39,588	$—	$—	$39,588
Total assets measured at fair value	$39,588	$—	$—	$39,588

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,946	$—	$—	$36,946
Total assets measured at fair value	$36,946	$—	$—	$36,946

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

3. Statements of Operations and Comprehensive (Loss) Income Components

Revenue

The Company sells products to its distributors, original design manufacturers (ODMs), and original equipment manufacturers (OEMs). The Company also recognizes revenue under licensing, patent, and royalty agreements with some customers.

The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Distributor	$10,152	$12,964	$29,666	$38,171
Non-distributor	1,941	3,502	7,493	8,888
Total revenue	$12,093	$16,466	$37,159	$47,059

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Point in time	$10,557	$13,825	$31,586	$41,485
Over time	1,536	2,641	5,573	5,574
Total revenue	$12,093	$16,466	$37,159	$47,059

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product sales	$10,443	$13,543	$31,190	$40,726
Licensing	1,195	1,893	4,722	4,710
Royalties	114	232	396	561
Other revenue	341	798	851	1,062
Total revenue	$12,093	$16,466	$37,159	$47,059

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
APAC	$7,923	$8,663	$21,163	$24,218
North America	1,874	4,607	7,857	10,798
EMEA	2,296	3,196	8,139	12,043
Total revenue	$12,093	$16,466	$37,159	$47,059

Other Income, Net

On August 14, 2024, the Company received a strategic award to develop a long-term plan to provide manufacturing services for aerospace and defense segments (the Award). Under the Award, the Company will provide a plan to mitigate risks to its MRAM manufacturing supply chain. Pursuant to the Award, the Company may receive cash payments upon the achievement of certain technical tasks and deliverables. The Award allows for milestones totaling up to approximately $14.6 million for the Company over a span of 2.5 years.

The Award is not in the ordinary course of the Company’s business and hence not a contract with a customer.

During the three months ended September 30, 2024, the Company billed $6.9 million relating to the Award and recorded $4.0 million of other income. The Company has recorded this other income using an input method based on costs incurred to date relative to the total expected costs of the Award over its term. The remaining $2.9 million of the billed amount is recorded as contract obligations liability on the condensed balance sheets. This amount represents the Company’s obligation to perform future services for which the Company has received or is entitled to receive payment but which are not yet fulfilled. The Company has collected $3.0 million relating to this award during the three months ended September 30, 2024 and recorded the remaining $3.9 million in prepaid expenses and other current assets on the condensed balance sheets.

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$184	$189
Work-in-process	7,150	6,724
Finished goods	1,107	1,478
Total inventory	$8,441	$8,391

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Payroll-related expenses	$1,180	$3,347
Inventory	174	317
Other	786	672
Total accrued liabilities	$2,140	$4,336

Deferred Revenue

In the nine months ended September 30, 2024, the Company executed a contractual arrangement with a customer for the development of a strategic radiation hardened field programmable gate array product. The total consideration in the arrangement is $1.8 million. The Company is recognizing revenue related to the performance obligation over time using the input method based on costs incurred to date relative to the total expected costs of the contract and began recognizing revenue in the third quarter of 2024.

As of September 30, 2024, the Company has billed $0.7 million for the performance under the agreement. Under the input method of recognition, the Company has recognized $0.4 million in revenue for the three and nine months ended September 30, 2024. As a result, the Company has recorded $0.3 million in deferred revenue as of September 30, 2024. The Company expects to recognize the remaining $1.4 million of the transaction price as services are performed throughout the contractual period and performance is expected to be complete in the year ended December 31, 2025.

In the nine months ended September 30, 2024, the Company executed a contractual arrangement with a customer for the development of a strategic radiation hardened high-reliability eMRAM macro. The total consideration in the arrangement is $1.2 million. The Company is recognizing revenue related to the performance obligation over time using the input method based on costs incurred to date relative to the total expected costs of the contract and began recognizing revenue in the third quarter of 2024.

As of September 30, 2024, the Company has billed $0.8 million for the performance under the agreement. Under the input method of recognition, the Company has recognized $0.7 million in revenue for the three and nine months ended September 30, 2024. As a result, the Company has recorded $0.1 million in deferred revenue as of September 30, 2024. The Company expects to recognize the remaining $0.5 million of the transaction price as services are performed throughout the contractual period and performance is expected to be complete in the year ended December 31, 2025.

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

The Company has recognized $0.1 million and $0.7 million in revenue for the three and nine months ended September 30, 2024, respectively, and $6.4 million in revenue since inception of the contractual agreements. The Company expects to recognize the remaining $0.1 million of the transaction price as services are performed throughout the contractual period and performance is expected to be complete in the year ending December 31, 2024.

5. Leases

Operating leases consist primarily of office space and manufacturing facilities expiring at various dates through 2029. Finance leases relate to server leases expiring at various dates through 2029. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The undiscounted future non-cancellable lease payments under the Company’s operating and finance leases were as follows (in thousands):

As of September 30, 2024	Amount
2024	$368
2025	1,482
2026	1,497
2027	1,380
2028	595
Thereafter	48
Total lease payments	5,370
Less: imputed interest	(412)
Total lease liabilities	4,958
Less: current portion of lease liabilities	(1,290)
Total lease liabilities, net of current portion	$3,668

Other information related to the Company’s operating lease liabilities was as follows:

	September 30,	December 31,
	2024	2023
Weighted-average remaining lease term (years)	3.64	4.37
Weighted-average discount rate	4.50%	4.50%

Other information related to the Company’s finance lease liabilities was as follows:

	September 30,	December 31,
	2024	2023
Weighted-average remaining lease term (years)	4.36	1.09
Weighted-average discount rate	3.91%	4.50%

6. Debt

2019 Credit Facility

In March 2023, the Company’s credit facility with a lender pursuant to an Amended and Restated Loan and Security Agreement (the 2019 Credit Facility), consisting of a term loan and line of credit, was paid in full, and there was no outstanding balance as of September 30, 2024. The Company paid an early termination and prepayment fee of $170,000, which was recorded within other income (expense) within the condensed statements of operations and comprehensive (loss) income for the nine months ended September 30, 2023.

The Company was in compliance with all covenants throughout the 2019 Credit Facility payoff date in March 2023.

The amortization of the debt issuance costs and accretion of the debt discount is included in interest expense within the condensed statements of operations and comprehensive (loss) income and included in non-cash interest expense within the statement of cash flows.

7. Stock-Based Compensation

Summary of Stock Option and Award Activity

The following table summarizes the stock option and award activity for the nine months ended September 30, 2024:

		Options Outstanding
			Weighted-	Weighted-
	Options and		Average	Average	Aggregate
	Awards		Exercise	Remaining	Intrinsic
	Available for	Number of	Price Per	Contractual	Value
	Grant	Options	Share	Life (years)	(In thousands)
Balance—December 31, 2023	598,397	1,829,428	$5.96	6.9	$5,676
Authorized	632,414
RSUs granted	(1,023,060)
RSUs cancelled/forfeited	220,678
Warrants exercised	—
Options granted	—
Options exercised	—	(116,842)	$3.74		$513
Options cancelled/forfeited	59,533	(60,147)	$7.29
Balance—September 30, 2024	487,962	1,652,439	$6.07	5.7	$1,147
Options exercisable—September 30, 2024		1,424,898	$5.90	5.5	$1,120

The total grant date fair value of options vested was $0.3 million and $0.4 million during the three months ended September 30, 2024 and 2023, respectively, and $0.9 million and $1.7 million during the nine months ended September 30, 2024 and 2023, respectively.

No options were granted in the three months ended September 30, 2024 or 2023, respectively. No options were granted in the nine months ended September 30, 2024. The weighted-average grant date fair value of options granted was $3.85 per share during the nine months ended September 30, 2023.

As of September 30, 2024, there was $1.0 million of total unrecognized stock-based compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 1.07 years. Stock-based compensation cost for options capitalized within inventory at September 30, 2024 and 2023, respectively, was not material.

2016 Employee Stock Purchase Plan

In January 2024, there was an increase of 210,804 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP) pursuant to the terms of the ESPP. The Company had 1,063,270 shares available for future issuance under the Company’s ESPP as of September 30, 2024. Employees did not purchase any shares during the three months ended September 30, 2024 and 2023, respectively. Employees purchased 37,696 shares for $0.2 million during the nine months ended September 30, 2024. Employees purchased 40,894 shares for $0.2 million during the nine months ended September 30, 2023.

Restricted Stock Units

The following table summarizes restricted stock units (RSUs) activity for the nine months ended September 30, 2024:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2023	905,781	$6.59
Granted	1,023,060	$8.51
Vested	(598,031)	$6.88
Cancelled/forfeited	(220,678)	$8.16
Balance—September 30, 2024	1,110,132	$7.89

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date.

As of September 30, 2024, there was $7.5 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.5 years. Stock-based compensation cost related to RSUs capitalized within inventory at September 30, 2024 and 2023, respectively, was not material.

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

The following tables set forth the computation of basic and diluted net (loss) income per share attributable to common stockholders (in thousands, except share and per share amounts):

Basic EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income	$2,271	$2,438	$(433)	$7,084
Denominator:
Weighted-average shares of common stock outstanding, basic	21,767,380	20,848,558	21,529,738	20,653,775
Net (loss) income per common share, basic	$0.10	$0.12	$(0.02)	$0.34

Diluted EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income	$2,271	$2,438	$(433)	$7,084
Warrant liability fair value loss recognized	—	(48)	—	(25)
Net (loss) income attributable to common stockholders, diluted	$2,271	$2,390	$(433)	$7,059
Denominator:
Weighted-average shares of common stock outstanding, basic	21,767,380	20,848,558	21,529,738	20,653,775
Dilutive effect of stock options and RSUs	217,795	980,231	—	623,129
Weighted-average shares of common stock outstanding, diluted	21,985,175	21,828,789	21,529,738	21,276,904
Net (loss) income per common share, diluted	$0.10	$0.11	$(0.02)	$0.33

Potentially dilutive securities representing 2.2 million and 0.5 million stock options and RSUs that were outstanding during the three months ended September 30, 2024, and 2023, respectively, and 1.9 million and 0.8 million stock options and RSUs outstanding during the nine months ended September 30, 2024 and 2023, respectively, were excluded from the computation of diluted earnings per common share during these periods as their inclusion would have an antidilutive effect.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted EBITDA reconciliation:
Net (loss) income	$2,271	$2,438	$(433)	$7,084
Depreciation and amortization	402	288	1,197	905
Stock-based compensation expense	1,532	1,280	5,108	3,700
Interest expense	—	—	—	63
Income tax (benefit) expense	10	—	86	—
Adjusted EBITDA	$4,215	$4,006	$5,958	$11,752

Results of Operations

The following tables set forth our results of operations for the periods indicated:

	Three Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)		(As a percentage of revenue)
Product sales	$10,443	$13,543	86%	82%
Licensing, royalty, patent, and other revenue	1,650	2,923	14	18
Total revenue	12,093	16,466	100	100
Cost of product sales	5,751	5,920	48	36
Cost of licensing, royalty, patent, and other revenue	390	627	3	4
Total cost of sales	6,141	6,547	51	40
Gross profit	5,952	9,919	49	60
Operating expenses:
Research and development	3,384	2,659	28	16
General and administrative	3,363	3,933	28	24
Sales and marketing	1,320	1,348	11	8
Total operating expenses	8,067	7,940	67	48
(Loss) income from operations	(2,115)	1,979	(17)	12
Other income, net	4,396	459	36	3
Net income (loss) before income taxes	2,281	2,438	19	15
Income tax expense	(10)	—	—	—
Net income (loss) and comprehensive income (loss)	$2,271	$2,438	19%	15%

	Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)		(As a percentage of revenue)
Product sales	$31,190	$40,726	84%	87%
Licensing, royalty, patent, and other revenue	5,969	6,333	16	13
Total revenue	37,159	47,059	100	100
Cost of product sales	16,989	18,133	46	39
Cost of licensing, royalty, patent, and other revenue	842	1,384	2	3
Total cost of sales	17,831	19,517	48	41
Gross profit	19,328	27,542	52	59
Operating expenses:
Research and development	10,259	8,566	28	18
General and administrative	10,653	10,660	29	23
Sales and marketing	3,950	4,018	11	9
Total operating expenses	24,862	23,244	67	50
(Loss) income from operations	(5,534)	4,298	(15)	9
Interest expense	—	(63)	—	—
Other income, net	5,187	2,849	14	6
Net income (loss) before income taxes	(347)	7,084	(1)	15
Income tax expense	(86)	—	—	—
Net income (loss) and comprehensive income (loss)	$(433)	$7,084	(1)%	15%

Comparison of the three months ended September 30, 2024 and 2023

Revenue

We generated 84% and 79% of our revenue from products sold to distributors for the three months ended September 30, 2024 and 2023, respectively.

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

	Three Months Ended September 30,
	2024	2023
APAC	$7,923	$8,663
North America	1,874	4,607
EMEA	2,296	3,196
Total revenue	$12,093	$16,466

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Product sales	$10,443	$13,543	$(3,100)	(22.9)%
Licensing, royalty, patent, and other revenue	1,650	2,923	(1,273)	(43.6)%
Total revenue	$12,093	$16,466	$(4,373)	(26.6)%

Total revenue decreased by $4.4 million, or 26.6%, from $16.5 million during the three months ended September 30, 2023 to $12.1 million during the three months ended September 30, 2024. The decrease was primarily due to a decrease in product sales of $3.1 million due to timing of customer demand and a decrease in licensing, royalty, patent, and other revenue of $1.3 million.

Licensing, royalty, patent, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Our best estimate of royalty revenue earned is made throughout the year for royalty contracts with an annual performance period, with an annual adjustment recognized for actual sales in the first quarter of each fiscal year. Licensing, royalty, patent, and other revenue decreased by $1.3 million, or 43.6% from $2.9 million during the three months ended September 30, 2023, to $1.7 million during the three months ended September 30, 2024. The decrease was driven by licensing revenue generated from our RAD-Hard projects of $0.7 million, a decrease of $0.5 million in other revenue related to professional services and a decrease of $0.1 million in royalty revenue.

Cost of Sales and Gross Margin

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Cost of product sales	$5,751	$5,920	$(169)	(2.9)%
Cost of licensing, royalty, patent, and other revenue	390	627	(237)	(37.8)%
Total cost of sales	$6,141	$6,547	$(406)	(6.2)%
Gross margin	49.2%	60.2%

Cost of product sales decreased by $0.2 million, or 2.9%, from $5.9 million during the three months ended September 30, 2023, to $5.8 million during the three months ended September 30, 2024. The decrease was primarily due to a reduction in product sales and increased yields on our toggle products.

Cost of licensing, royalty, patent, and other revenue decreased by $0.2 million, or 37.8% from $0.6 million during the three months ended September 30, 2023, to $0.4 million during the three months ended September 30, 2024. The decrease was primarily due to a decrease in licensing costs related to labor and materials associated with the progression of our RAD-Hard projects.

Gross margin decreased from 60.2% during the three months ended September 30, 2023, to 49.2% during the three months ended September 30, 2024. Gross margin decreased as a result of a shift in product mix, a decrease in FAB loadings, and a decrease in licensing revenue partially offset by increased yields on our toggle products.

Operating Expenses

Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant components of each of our operating expense categories.

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Research and development	$3,384	$2,659	$725	27.3%
Research and development as a % of revenue	28%	16%

Research and Development Expenses. Research and development expenses increased by $0.7 million, or 27.3%, from $2.7 million during the three months ended September 30, 2023, to $3.3 million during the three months ended September 30, 2024. The primary driver of research and development expenses relates to our new Extended Serial Peripheral Interface (xSPI) family of STT-MRAM products. Our xSPI products offer high-performance, multiple I/O, SPI-compatibility and feature a high-speed, low pin count SPI compatible interface.

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
General and administrative	$3,363	$3,933	$(570)	(14.5)%
General and administrative as a % of revenue	28%	24%

General and Administrative Expenses. General and administrative expenses decreased by $0.6 million, or 14.5%, from $3.9 million during the three months ended September 30, 2023, to $3.3 million during the three months ended September 30, 2024. The decrease is primarily due to reduced professional services costs.

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Sales and marketing	$1,320	$1,348	$(28)	(2.1)%
Sales and marketing as a % of revenue	11%	8%

Sales and Marketing Expenses. Sales and marketing expenses remained consistent at $1.3 million during the three months ended September 30, 2024 and 2023, respectively. Sales and marketing expenses relate primarily to compensation costs and contract labor.

Other Income, Net

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Other income, net	$4,396	$459	$3,937	857.7%

Other income, net increased by $3.9 million, or 857.7%, from $0.5 million during the three months ended September 30, 2023, to $4.4 million during the three months ended September 30, 2024. The change was primarily due to $4.0 million recorded as other income on the condensed statements of operations and comprehensive (loss) income.

Comparison of the nine months ended September 30, 2024 and 2023

Revenue

We generated 80% and 81% of our revenue from products sold to distributors for the nine months ended September 30, 2024 and 2023, respectively.

Our revenue by region and by type of revenue for the periods indicated were as follows (in thousands).

	Nine Months Ended September 30,
	2024	2023
APAC	$21,163	$24,218
North America	7,857	10,798
EMEA	8,139	12,043
Total revenue	$37,159	$47,059

	Nine Months Ended
	September 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Product sales	$31,190	$40,726	$(9,536)	(23.4)%
Licensing, royalty, patent, and other revenue	5,969	6,333	(364)	(5.7)%
Total revenue	$37,159	$47,059	$(9,900)	(21.0)%

Total revenue decreased by $9.9 million, or 21.0%, from $47.1 million during the nine months ended September 30, 2023 to $37.2 million during the nine months ended September 30, 2024. The decrease was primarily due to a decrease in product sales of $9.5 million due to timing of customer demand and a decrease of $0.4 million in licensing, royalty, patent and other revenue.

Licensing, royalty, patent and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and term of each transaction. Our best estimate of royalty revenue earned is made through the year, with an annual adjustment recognized for actual sales in the first quarter of each fiscal year. Licensing, royalty, patent, and other revenue decreased by $0.4 million, or 5.7%, from $6.3 million during the nine months ended September 30, 2023, to $6.0 million during the nine months ended September 30, 2024. The decrease was driven by a decrease of $0.3 million in other revenue related to professional services and a decrease of $0.1 million in royalty revenue.

Cost of Sales and Gross Margin

	Nine Months Ended
	September 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Cost of product sales	$16,989	$18,133	$(1,144)	(6.3)%
Cost of licensing, royalty, patent, and other revenue	842	1,384	(542)	(39.2)%
Total cost of sales	$17,831	$19,517	$(1,686)	(8.6)%
Gross margin	52.0%	58.5%

Cost of product sales decreased by $1.1 million, or 6.3%, from $18.1 million during the nine months ended September 30, 2023, to $17.0 million during the nine months ended September 30, 2024. The decrease was primarily due to a reduction in product sales and increased yields on our toggle products.

Cost of licensing, royalty, patent, and other revenue decreased by $0.5 million, or 39.2%, from $1.4 million during the nine months ended September 30, 2023, to $0.8 million during the nine months ended September 30, 2024. The decrease was due to a decrease in licensing costs related to labor and materials associated with the progression of our RAD-Hard projects.

Gross margin decreased from 58.5% during the nine months ended September 30, 2023, to 52.0% during the nine months ended September 30, 2024. Gross margin decreased as a result of a shift in product mix, a decrease in FAB loadings, and a decrease in licensing revenue partially offset by increased yields on our toggle products.

Operating Expenses

Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant components of each of our operating expense categories.

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Research and development	$10,259	$8,566	$1,693	19.8%
Research and development as a % of revenue	28%	18%

Research and Development Expenses. Research and development expenses increased by $1.7 million, or 19.8%, from $8.6 million during the nine months ended September 30, 2023, to $10.2 million during the nine months ended September 30, 2024. The primary driver of research and development expenses relates to our new xSPI family of STT-MRAM products.

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
General and administrative	$10,653	$10,660	$(7)	(0.1)%
General and administrative as a % of revenue	29%	23%

General and Administrative Expenses. General and administrative expenses remained consistent at $10.7 million during both the nine months ended September 30, 2023 and 2024.

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Sales and marketing	$3,950	$4,018	$(68)	(1.7)%
Sales and marketing as a % of revenue	11%	9%

Sales and Marketing Expenses. Sales and marketing expenses decreased by $0.1 million, or 1.7%, from $4.0 million during the nine months ended September 30, 2023, to $3.9 million during the nine months ended September 30, 2024. The decrease was primarily due to a decrease in variable compensation costs and contract labor.

Interest Expense

	Nine Months Ended
	September 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Interest expense	$—	$63	$(63)	(100.0)%

Interest expense decreased by $0.1 million, or 100.0%, from $0.1 million during the nine months ended September 30, 2023, to zero during the nine months ended September 30, 2024. The decrease was due to having no outstanding balance under our 2019 Credit Facility that we paid off in full in March 2023, resulting in no interest incurred during the nine months ended September 31, 2024.

Other Income, Net

	Nine Months Ended
	September 30,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Other income, net	$5,187	$2,849	$2,338	82.1%

Other income, net increased by $2.3 million, or 82.1%, from $2.8 million during the nine months ended September 30, 2023, to $5.2 million during the nine months ended September 30, 2024. The increase was primarily due to $4.0 million recorded as other income on the condensed statements of operations and comprehensive (loss) income partially offset by the employee retention tax credit of $2.0 million recorded during the nine months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had $39.6 million of cash and cash equivalents, compared to $36.9 million as of December 31, 2023. As of September 30, 2024, we have no outstanding debt as we paid off our 2019 Credit Facility in full in March 2023. We believe our cash and cash equivalents are sufficient to meet our anticipated capital requirements in the next 12 months. Our future capital requirements will depend on many factors, including, among other things, our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023

	(In thousands)
Cash provided by operating activities	$3,266	$11,086
Cash used in investing activities	(1,302)	(1,065)
Cash provided by (used in) financing activities	678	(1,882)

Cash Flows From Operating Activities

During the nine months ended September 30, 2024, cash provided by operating activities was $3.3 million, which consisted of net loss of $0.4 million, non-cash charges of $6.3 million and changes of net operating assets and liabilities of $2.6 million. The non-cash charges primarily consisted of stock-based compensation of $5.1 million, depreciation and amortization of $1.2 million. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable of $0.2 million, an increase in contract obligations of $3.0 million, an increase in prepaid and other current assets of $3.6 million, a decrease in accounts receivable of $0.1 million due to timing of cash receipts for outstanding balances, and a decrease in accrued liabilities of $2.2 million.

During the nine months ended September 30, 2023, cash provided by operating activities was $11.1 million, which consisted of net income of $7.1 million, non-cash charges of $4.8 million and changes of net operating assets and liabilities of $0.8 million. The non-cash charges primarily consisted of stock-based compensation of $3.7 million, depreciation and amortization of $0.9 million, and a loss on prepayment and termination of our 2019 Credit Facility of $0.2 million. The change in our net operating assets and liabilities was primarily due to a decrease in accounts receivable of $0.6 million due to timing of cash receipts for outstanding balances, an increase in inventory of $2.0 million to meet anticipated production volumes, a decrease in prepaid and other current assets of $0.4 million, an increase in accounts payable of $0.6 million, a decrease in accrued liabilities of $0.1 million, and a decrease in deferred revenue of $0.3 million.

Cash Flows From Investing Activities

Cash used in investing activities during the nine months ended September 30, 2024 was $1.3 million for the purchase of manufacturing equipment.

Cash used in investing activities during the nine months ended September 30, 2023 was $1.1 million primarily for the purchase of manufacturing.

Cash Flows From Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2024, was $0.7 million, consisting of proceeds from the exercise of employee stock options and purchase of shares under our employee stock purchase plan.

Cash used in financing activities during the nine months ended September 30, 2023, was $1.9 million, consisting mainly of $2.8 million of payments to pay off our 2019 Credit Facility, offset by $0.9 million in proceeds from the exercise of employee stock options and purchase of shares under our employee stock purchase plan.

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

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

There have been no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our total revenue was approximately $37.2 million for the nine months ended September 30, 2024, and $63.8 million for the year ended December 31, 2023. As of September 30, 2024, we had cash and cash equivalents of approximately $39.6 million. Based on our current operating plan, we believe our existing cash and cash equivalents, coupled with our anticipated growth and sales levels, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our existing capital may be insufficient to meet our long-term requirements. We have no committed sources of funding and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. If adequate funding is not available when needed, we may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

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

We have derived and expect to continue to derive a significant portion of our revenues from a small group of customers during any particular period due in part to the concentration of market share in the semiconductor industry. Our largest end customer accounted for 27% of our total revenue for the nine months ended September 30, 2024. Our two largest end customers together accounted for 22% of our total revenue for the year ended December 31, 2023, and each of those customers individually accounted for more than 10% of our total revenue during the period. The loss of a significant customer, a business combination among our customers, a reduction in orders or decrease in price from a significant customer or disruption in any of our commercial or distributor arrangements may result in a significant decline in our revenues and could have a material adverse effect on our business, liquidity, results of operations, financial condition, and cash flows.

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

Item 5. Other Information

Trading Arrangements of Directors and Executive Officers.

None of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined under Item 408(a) of Regulation S-K) during the quarter ended September 30, 2024.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	10/13/2016

3.1.1	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/22/2019

3.1.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/27/2020

3.1.3	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/25/2023

3.2	Amended and Restated Bylaws	8-K	001-37900	3.2	5/22/2019

10.1	Offer Letter, dated July 16, 2024, between the registrant and Matthew Tenorio	8-K	001-37900	10.1	7/18/2024

10.2*	Separation Letter, dated July 17, 2024, between the registrant and Anuj Aggarwal

10.3*†	Joint Development Agreement, dated August 8, 2024, between the registrant and Frontgrade Colorado Springs LLC

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

†     The Registrant has omitted portions of the referenced exhibit pursuant to Item 601(b) of Regulation S-K because it (a) is not material and (b) the type of information that the Registrant both customarily and actually treats as private and confidential. In addition, certain exhibits and schedules to the referenced exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Everspin Technologies, Inc.

Date: November 5, 2024	By:	/s/ Sanjeev Aggarwal
Sanjeev Aggarwal
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2024	By:	/s/ Matthew Tenorio
Matthew Tenorio
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)