Form 10-K
period 2024-12-31
EVERSPIN TECHNOLOGIES INC.
filed 2025-02-27
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37900

Everspin Technologies, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	26-2640654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5670 W. Chandler Boulevard, Suite 130

Chandler, Arizona 85226

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (480) 347-1111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of the exchange on which registered
Common Stock, par value $ 0.0001	MRAM	The Nasdaq Stock Market LLC

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

As of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the Registrant held by non-affiliates, based upon the closing sales price for the Registrant’s common stock for such date, as quoted on the Nasdaq Global Market, was approximately $128.2 million. Shares of common stock held by each officer, director and entities affiliated with directors have been excluded because such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations of the Exchange Act. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of Registrant’s common stock outstanding as of February 24, 2025, was 22,141,045.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, “we,” “our,” “us,” “Everspin Technologies,” “Everspin,” and “the Company” refer to Everspin Technologies, Inc. The Everspin logo and other trade names, trademarks or service marks of Everspin Technologies are the property of Everspin Technologies, Inc. This report contains references to our trademarks and to trademarks belonging to other entities. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

PART I

Item 1. Business

General

We are a pioneer in the successful commercialization of Magnetoresistive Random Access Memory (MRAM) technology. Our portfolio of MRAM technologies, including Toggle MRAM and Spin-transfer Torque MRAM (STT-MRAM), is delivering superior performance, persistence and reliability in non-volatile memories that transform how mission-critical data is protected against power loss. With over 15 years of MRAM technology and manufacturing leadership, our memory solutions deliver significant value to our customers in key markets such as industrial, medical, automotive/transportation, aerospace and defense, and data center. We are the leading supplier of discrete MRAM components and a successful licensor of our broad portfolio of related technology and intellectual property.

We sell our products directly and through our established distribution channels to industry-leading original equipment manufacturers (OEMs) and original design manufacturers (ODMs).

We manufacture our MRAM products using both captive and third-party manufacturing capabilities. We purchase industry-standard complementary metal-oxide semiconductor (CMOS) wafers from semiconductor foundries and perform back end of line (BEOL) processing that includes our magnetic-bit technology at our leased 200mm fabrication facility in Chandler, Arizona. We also manufacture full-flow 300mm CMOS wafers with our STT-MRAM magnetic-bit technology integrated in BEOL as part of our strategic relationship with GLOBALFOUNDRIES Inc. (GLOBALFOUNDRIES).

For the years ended December 31, 2024 and 2023, we recorded revenue of $50.4 million and $63.8 million, gross margin of 51.8% and 58.4%, and net income of $0.8 million and $9.1 million, respectively. Our headquarters is located in Chandler, Arizona. Our principal design center is in Austin, Texas, and we have additional sales operations in the Americas, Europe, and Asia-Pacific regions.

Product Overview

We have a strong track record of innovation in MRAM technology, as demonstrated by our successive introduction of MRAM products that address an increasingly broad spectrum of applications. Our MRAM discrete solutions as well as other offerings are described as follows:

Toggle MRAM

Our Toggle MRAM products have been in production since 2008 and are currently shipping in 128kb to 32Mb densities. These high performance, non-volatile memories are designed primarily to address applications in the industrial, medical, automotive/transportation, and data center markets. We offer these products with industry standard interfaces, including Parallel, Serial Peripheral Interface (SPI) and Quad SPI (QSPI) interfaces, enabling our customers to easily replace legacy memory components like Static Random Access Memory (SRAM) and Ferroelectric Random Access Memory (FRAM) with Toggle MRAM. We have never had an end-of-life event for any of our Toggle MRAM products which enables our customers to design a product incorporating our technology with the assurance that it will be available for many years to come.

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

STT-MRAM enabled scaling of our Toggle MRAM products to higher densities on advanced CMOS nodes. In 2022, we started production of high density (4Mb to 128Mb) STT-MRAM products on 28nm CMOS node with standardized SPI, xSPI, QSPI, and Octal SPI (OSPI) interfaces. These products are enabling our customers to simplify their system architecture and easily replace legacy memory components like SRAM, FRAM and NOR Flash. They are ideal for use in electronic systems where data persistence and integrity, low power, low latency, and security are paramount, such as industrial IoT, artificial intelligence (AI), network/enterprise infrastructure, process automation and control, aeronautics/avionics, and medical and gaming applications.

Due to the limitations of NOR scaling past 45nm and availability of STT-MRAM on 28nm and 22nm technology nodes, we believe there is potential for STT-MRAM to enter multiple non-volatile memory (NVM) markets where fast reads/writes, high cycle counts, and extended data retention are required. We introduced the first STT-MRAM product addressing this segment of the market in 2022 and are currently shipping in 16Mb to 128Mb densities. STT-MRAM is uniquely positioned to deliver higher density (> 256Mb) monolithic parts for NOR replacement. These products are ideal for replacing NOR in Field Programmable Gate Array (FPGA) systems to store configuration memory while simultaneously enabling 100x faster Over The Air (OTA) updates.

Typically, on power up of a FPGA, the configuration memory that is stored off- or on- chip in a NOR chip is downloaded to the SRAM cells that execute the Look Up Tables (LUTs). This sequence of events creates a time lag between the power up and the execution of the LUTs. In addition, there is a security concern with the download of the configuration bit stream from the NOR to the SRAM. We have developed our STT-MRAM technology to act as the "configuration memory” in a FPGA addressing the security concern and enabling instant-on characteristics. Furthermore, the STT-MRAM based configuration memory can be programmed multiple times with OTA updates or can be hard coded depending on the application. Since STT-MRAM can be scaled to advanced nodes and is already available on 22nm, monolithic embedded solutions are possible and we believe this solution is ideal for next generation FPGAs.

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

Our technical support personnel have expertise in hardware and software and have access to our development team to ensure proper service and support for our OEM customers. Our field application and engineering team provides technical training and design support to our customers.

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

During the year ended December 31, 2024, more than 1,435 end customers purchased our products. Our two largest end customers together accounted for 37% of our total revenue for the year ended December 31, 2024 and one of these customers accounted for more than 10% of our revenue during that period. Our two largest end customers together accounted for 32% of our total revenue for the year ended December 31, 2023, and each of these customers accounted for more than 10% of our total revenue during the period.

Manufacturing

We rely on third-party suppliers for most phases of the manufacturing process, including initial fabrication, final test, and assembly.

Wafer Manufacturing

We perform BEOL manufacturing for our Toggle MRAM products and provide foundry services for licensed MRAM products and Magnetic Tunnel Junction (MTJ)-based sensors in our leased 200mm manufacturing facility. Our facility is in an ISO-4 clean room and our manufacturing line is ISO 9001:2015 certified. We actively manage inventory, including automated process flows, process controls and recipe management, and we use standard equipment to manufacture our products.

Our STT-MRAM products are produced in 300mm fabrication facilities operated by GLOBALFOUNDRIES.

Assembly and Test

Our product and test engineering teams develop and implement wafer-level and final test programs for the manufacture of our MRAM devices.

We utilize third-party industry-leading assembly and test sub-contractors, including Amkor, OSE, GTC, ChipMos and Sigurd UTC. We have successfully qualified our MRAM devices in various packages at temperatures ranging from commercial to automotive grade. As part of our commitment to quality, our quality management system has been certified to ISO 9001:2015 and ISO 14001:2015 standards. Our foundry vendors and sub-contractors are also ISO 9001 and ISO 14001 certified.

Arrangements with GLOBALFOUNDRIES

Joint Development Agreement

Since October 17, 2014, we have participated in a joint development agreement with GLOBALFOUNDRIES, a semiconductor foundry, for the joint development of STT-MRAM technology to produce a family of discrete and embedded MRAM technologies. The term of the agreement is until the completion, termination, or expiration of the last statement of work entered into pursuant to the joint development agreement. The agreement was extended on December 31, 2019 to include a new phase of support for 12nm MRAM development.

The joint development agreement also states that the specific terms and conditions for the production and supply of the developed MRAM technology would be pursuant to a separate manufacturing agreement entered into between the parties. See “Manufacturing Agreement” below.

Under the joint development agreement, each party granted licenses to its relevant intellectual property to the other party. For certain jointly developed works, the parties have agreed to follow an invention allocation procedure to determine ownership. In addition, GLOBALFOUNDRIES possesses the exclusive right to manufacture our discrete and embedded STT-MRAM devices developed pursuant to the agreement until the earlier of three years after the qualification of the MRAM device for a particular technology node or four years after the completion of the relevant statement of work under which the device was developed. For the same exclusivity period associated with the relevant device, GLOBALFOUNDRIES agreed not to license intellectual property developed in connection with the agreement to our named competitors.

If GLOBALFOUNDRIES manufactures, sells, or transfers wafers containing production qualified MRAM devices that utilize certain Everspin design information to its customers, GLOBALFOUNDRIES will pay royalties to us for each such wafer transferred or sold to a customer.

Except for breaches of confidentiality provisions and each party’s indemnification obligations to one another under the agreement, liability under the agreement is capped at a range depending on project costs and royalty amounts. Either party may terminate the agreement if the other party materially breaches a term of the agreement and fails to remedy the breach after receiving notice from the non-breaching party. If a party terminates the manufacturing agreement for material breach in accordance with its terms, that party may also terminate the joint development agreement.

See “Risk Factors” for further discussion of our agreements with GLOBALFOUNDRIES.

Manufacturing Agreement

On October 23, 2014, we entered into a manufacturing agreement with GLOBALFOUNDRIES Singapore Pte. Ltd. that sets forth the specific terms and conditions for the production and supply of wafers manufactured using our STT-MRAM technology developed under the joint development agreement with GLOBALFOUNDRIES. Pursuant to that joint development agreement, GLOBALFOUNDRIES possesses certain exclusive rights to manufacture such wafers for our discrete and embedded STT-MRAM devices. Our manufacturing agreement with GLOBALFOUNDRIES includes a customary forecast and ordering mechanism for the supply of certain of our wafers, and we are obligated to order and pay for, and GLOBALFOUNDRIES is obligated to supply, wafers consistent with the binding portion of our forecast. GLOBALFOUNDRIES also has the ability to discontinue its manufacture of any of our wafers upon due notice and completion of the notice period. The initial term of the manufacturing agreement is for three years, which automatically renews for successive one-year periods thereafter unless either party provides sufficient advance notice of non-renewal.

Except for breaches of confidentiality provisions and each party’s indemnification obligations to one another under the agreement, liability under the agreement is capped at the lesser of a set amount or the total purchase price received by GLOBALFOUNDRIES from us in the 12 months immediately preceding the claim for the specific product that caused the damages. Either party may terminate the agreement if the other party materially breaches a term of the agreement and fails to remedy the breach after receiving notice from the non-breaching party. GLOBALFOUNDRIES may terminate the agreement if we fail to pay any undisputed sum which has been outstanding for sixty or more days from the date of invoice.

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

In the event of a market downturn, competition in the markets in which we operate may intensify as our customers reduce their purchase orders. Our competitors that are significantly larger and have greater financial, technical, marketing, distribution, customer support and other resources or more established market recognition than us, may be better positioned to accept lower prices and withstand adverse economic or market conditions.

Intellectual Property

Our success depends, in part, on our ability to protect our products and technologies from unauthorized third-party copying and use. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights, and trademarks, as well as customary contractual protections. As of December 31, 2024, we held 563 issued patents that expire at various times between March 2025 and January 2043 and had 131 patent applications pending. Included in our issued patents and pending applications are patents/applications in the United States, China, Europe, France, Germany, Ireland, Italy, Japan, the Netherlands, the Republic of Korea, Singapore, Taiwan, and the United Kingdom.

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

Employees

As of December 31, 2024, we had 87 total employees in the United States, of which 86 were full-time employees and 1 was a part-time employee. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees and contractors to be good.

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

Risk Factors Related to Our Business and Our Industry

We are subject to the cyclical nature of the semiconductor industry.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, long sales cycles, rapid product obsolescence, price erosion, evolving standards, short product life cycles, and wide fluctuations in product supply and demand. From time to time, these factors, together with changes in macroeconomic conditions, can cause significant upturns and downturns in the semiconductor industry, and in our business. Downturns in the semiconductor industry have been characterized by diminished product demand, production overcapacity, high inventory levels for us and our customers, and erosion of average selling prices. Any downturns in the semiconductor industry could harm our business, financial condition, and results of operations. Any significant upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our products and we can provide no assurance that adequate capacity will be available to us in the future. We cannot predict the duration or timing of any downturn or upturn in the semiconductor industry.

We may be unable to match production with customer demand for a variety of reasons including our inability to accurately forecast customer demand, supply chain constraints, or the capacity constraints of our suppliers, which could adversely affect our operating results.

We make planning and spending decisions, including determining production levels, production schedules, component procurement commitments, personnel needs, and other resource requirements, based on our estimates of product demand and customer requirements. Our products are typically purchased pursuant to individual purchase orders. While our customers may provide us with their demand forecasts, they are not contractually committed to buy any quantity of products beyond purchase orders. Furthermore, many of our customers may increase, decrease, cancel, or delay purchase orders already in place without significant penalties. The short-term nature of commitments by our customers and the possibility of unexpected changes in demand for their products reduce our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can strain our resources, necessitate more onerous procurement commitments, and reduce our gross margin. If we overestimate customer demand, we may purchase products that we may not be able to sell, which could result in decreases in our prices or write-downs of unsold inventory. Conversely, we could lose sales opportunities and could lose market share or damage our customer relationships if, for example, we underestimate customer demand, are affected by supply chain constraints, or sufficient manufacturing is unavailable. We manufacture MRAM products at our leased 200mm facility in Chandler, Arizona and use a single foundry, GLOBALFOUNDRIES, for production of higher density products on advanced technology nodes, which may not have sufficient capacity to meet customer demand. The rapid pace of innovation in our industry could also render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or write-downs of inventory values that could adversely affect our business, operating results, and financial condition.

As we expand into new potential markets, we expect to face intense competition, including from our customers and potential customers, and may not be able to compete effectively, which could harm our business.

We expect that our new and future MRAM products will be applicable to markets in which we are not currently operating. The markets in which we operate and may operate in the future are extremely competitive and are characterized by rapid technological change, continuous evolving customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential competitors, which include our current and potential customers as they seek to internally develop solutions competitive with ours or as we develop products potentially competitive with their existing products. If we do not compete successfully, our market share and revenue may decline. We compete with large semiconductor manufacturers and designers and others, and some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we do. This may allow them to respond more quickly than we can to new or emerging technologies or changes in customer requirements. In addition, these competitors may have greater credibility with our existing and potential customers. Some of our current and potential customers with their own internally developed solutions may choose not to purchase products from third-party suppliers like us.

We rely on third parties to distribute, manufacture, package, assemble and test our products, which exposes us to a number of risks, including reduced control over manufacturing and delivery timing and potential price fluctuations, which could result in a loss of revenue or reduced profitability.

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

Relying on third-party distribution, manufacturing, assembly, packaging, and testing presents a number of risks, including but not limited to:

●	our interests could diverge from those of our foundries, or we may not be able to agree with them on ongoing development, manufacturing and operational activities, or on the amount, timing, or nature of further investments in our joint development;
●	capacity and materials shortages during periods of high demand or supply constraints;
●	reduced control over delivery schedules, inventories and quality;
●	the unavailability of, or potential delays in obtaining access to, key process technologies;
●	the inability to achieve required production or test capacity and acceptable yields on a timely basis;
●	misappropriation of our intellectual property;
●	the third party’s ability to perform its obligations due to bankruptcy or other financial constraints;
●	exclusive representatives for certain customer engagements;
●	limited warranties on wafers or products supplied to us; and
●	potential increases in prices including due to tariffs and/or inflation.

Our manufacturing agreement with GLOBALFOUNDRIES includes a forecast and ordering mechanism for the supply of certain of our wafers, and we are obligated to order and pay for, and GLOBALFOUNDRIES is obligated to supply, wafers consistent with the binding portion of our forecast. Our manufacturing arrangement is also subject to both a minimum and maximum order quantity, which we believe currently addresses our projected foundry capacity needs, but may not address our maximum foundry capacity requirements in the future. We may also be obligated to pay for unused capacity if our demand decreases in the future, or if our estimates prove inaccurate. We do not currently source these wafers from anyone other than GLOBALFOUNDRIES, which has the ability to discontinue its manufacture of any of our wafers upon due notice and completion of the notice period. This would cause us to have to find another foundry to manufacture those wafers or redesign our core technology and would mean that we may not have products to sell until such time. Any time spent engaging a new manufacturer or redesigning our core technology could be costly and time consuming and allow potential competitors to take opportunities in the marketplace. Moreover, if we are unable to find another foundry to manufacture our products or if we have to redesign our core technology, this could cause material harm to our business and operating results.

If we need other foundries or packaging, assembly, and testing contractors, or if we are unable to obtain timely and adequate deliveries from our providers, we might not be able to cost-effectively and quickly retain other vendors to satisfy our requirements. Because the lead time needed to establish a relationship with a new third-party supplier could be several quarters, there may not be any readily available alternative source of supply for any specific component. In addition, the time and expense to qualify a new foundry could result in additional expense, diversion of resources or lost sales, any of which would negatively impact our financial results.

If any of our current or future foundries or packaging, assembly and testing subcontractors significantly increases the costs of wafers or other materials or services, interrupts or reduces our supply, including for reasons outside of their control, such as due to health-related events or outbreaks, or if any of our relationships with our suppliers is terminated, our operating results could be adversely affected. Such occurrences could also damage our customer relationships, result in lost revenue, cause a loss in market share, or damage our reputation.

Disruptions in our supply chain and increased cost of components used in our products may adversely impact our business, results of operations and financial condition, including our ability to fulfill customer demand.

If we fail to procure sufficient components used in our products, we may be unable to deliver our products to our customers on a timely basis, which could lead to customer dissatisfaction and could harm our reputation and ability to compete. We would likely experience significant delays or cessation in producing some of our products if a labor strike, natural disaster, public health crisis, geopolitical event, or other supply disruption were to occur, including health-related events or outbreaks at any of our main suppliers.

Further, the upturn in the semiconductor industry has stretched the supply chain, and we are subject to supply shortages, as well as higher costs as suppliers opportunistically raise prices. For example, there is currently a worldwide shortage of semiconductor, memory and other electronic components affecting many industries. Our products are dependent on some of these electronic components. A continued shortage of electronic components may impact us and could cause us to experience extended lead times and increased prices from our suppliers, which could be significant. Extended lead times and decreased availability of key components could result in a significant disruption to our production schedule, all of which would have an adverse effect on our business, results of operations and financial condition.

We do not have any guarantees of supply from our third-party suppliers, other than GLOBALFOUNDRIES, and in certain cases we have limited contractual arrangements or are relying on standard purchase orders or on component parts available on the open market, which may further result in increased costs combined with reduced availability. A continued delay in our ability to produce and deliver our products could also cause our customers to purchase alternative products from our competitors and/or harm our reputation.

Our joint development agreement and strategic relationships involve numerous risks.

We have entered into strategic relationships to manufacture products and develop new manufacturing process technologies and products. These relationships include our joint development agreement with GLOBALFOUNDRIES to develop advanced MTJ technology and STT-MRAM. These relationships are subject to various risks that could adversely affect the value of our investments and our results of operations. These risks include the following:

●	our interests could diverge from those of our foundries, or we may not be able to agree with them on ongoing development, manufacturing and operational activities, or on the amount, timing, or nature of further investments in our joint development;
●	we may experience difficulties in transferring technology to a foundry;
●	we may experience difficulties and delays in getting to and/or ramping production at foundries;
●	we do not have control over the operations of foundries;
●	our joint development collaborators may be unable to meet their commitments to us;

●	due to differing business models or long-term business goals, our collaborators may decide not to join us in funding capital investment, which may result in higher levels of cash expenditures by us;
●	our cash flows may be inadequate to fund increased capital requirements;
●	we may experience difficulties or delays in collecting amounts due to us from our collaborators;
●	the terms of our arrangements may turn out to be unfavorable;
●	we are migrating toward a fabless model as 300mm production becomes required and this increases risks related to less control over our critical production processes; and
●	changes in tax, legal, or regulatory requirements may necessitate changes in our agreements.

If our strategic relationships are unsuccessful, our business, results of operations, or financial condition may be materially adversely affected.

We must continuously develop new and enhanced products and face intense competition in a market characterized by rapid technological change, if we are unable to successfully timely develop products, and market and secure design wins for our new and enhanced products for which we incur significant expenses to develop, our results of operations and financial condition will be materially and adversely affected.

To compete effectively in our markets, we must continually design, develop, and introduce new and improved technology and products with improved features in a cost-effective manner in response to changing technologies and market demand. This requires us to devote substantial financial and other resources to research and development. We are developing new technology and products, which we expect to be one of the drivers of our revenue growth in the future. We also face the risk that customers may not elect to incorporate our new and enhanced products into their products. For example, if we are unable to generate more customer adoption of our 1Gb MRAM product and address new growth opportunities with subsequent STT-MRAM products, we may not be able to materially increase our revenue. If we are unable to successfully develop and market our new and enhanced products that we have incurred significant expenses developing, our results of operations and financial condition will be materially and adversely affected.

We sell to customers, including OEMs and ODMs, that incorporate MRAM into their products. A design win occurs after a customer has tested our product, verified that it meets the customer’s requirements and qualified our solutions for their products. The adoption of our 256Mb and 1Gb MRAM products by our customers is critical for us to secure design wins. Our customers may need several months to years to test, evaluate, and adopt our product and additional time to begin volume production of the product that incorporates our solution. Due to this generally lengthy design cycle, we may experience significant delays from the time we increase our operating expenses and make investments in our products to the time that we generate revenue from sales of these products. Moreover, even if a customer selects our solution, we cannot guarantee that this will result in any sales of our products, as the customer may ultimately change or cancel its product plans, or efforts by our customer to market and sell its product may not be successful. We may not generate any revenue from design wins after incurring the associated costs, which would cause our business and operating results to suffer.

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

Our costs may increase substantially if we or our third-party manufacturing contractors do not achieve satisfactory product yields or quality. The complexity of our products may lead to defect, which could negatively impact our reputation with customers and result in liability.

The fabrication process is extremely complicated and small changes in design, specifications or materials can result in material decreases in product yields or even the suspension of production. From time to time, we and/or the third-party foundries with which we contract to manufacture our products may experience manufacturing defects and reduced manufacturing yields. In some cases, we and/or our third-party foundries may not be able to detect these defects early in the fabrication process or determine the cause of such defects in a timely manner. There may be a higher risk of product yield issues in newer STT-MRAM products.

Generally, in pricing our products, we assume that manufacturing yields will continue to improve, even as the complexity of our products increases. Once our products are initially qualified either internally or with our third-party foundries, minimum acceptable yields are established. We are responsible for the costs of the units if the actual yield is above the minimum set with our third-party foundries. If actual yields are below the minimum, we are not required to purchase the units. Typically, minimum acceptable yields for our new products are generally lower at first and gradually improve as we achieve full production but yield issues can occur even in mature processes due to breakdowns in mechanical systems, equipment failures or calibration errors. Unacceptably low product yields or other product manufacturing problems could substantially increase overall production time and costs and adversely impact our operating results. Product yield losses may also increase our costs and reduce our gross margin. In addition to significantly harming our results of operations and cash flow, poor yields may delay shipment of our products and harm our relationships with existing and potential customers.

Products as complex as ours may contain defects, particularly when first introduced to customers or as new versions are released. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of the products or result in a costly recall and could damage our reputation and adversely affect our ability to retain existing customers and attract new customers. Defects could cause problems with the functionality of our products, resulting in interruptions, delays, or cessation of sales of these products to our customers. We may also be required to make significant expenditures of capital and resources to resolve such problems. For example, any such problems could result in:

●	delays in development, manufacture and roll-out of new products;
●	additional development costs;
●	loss of, or delays in, market acceptance;
●	diversion of technical and other resources from our other development efforts;
●	claims for damages by our customers or others against us; and
●	loss of credibility with our current and prospective customers.
●	Any such event could have a material adverse effect on our business, financial condition, and results of operations.

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

We may face difficulties, delays, and increased expense as we transition our products to new processes, and potentially to new foundries. We will depend on our third-party foundries as we transition to new processes. Our third-party foundries may not be able to effectively manage such transitions and/or we may not be able to maintain our relationship with our third-party foundries or develop relationships with new third-party foundries. If we or any of our third-party foundries experience significant delays in transitioning to new processes or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, any of which could harm our relationships with our customers and our operating results.

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

Our ability to compete will depend on our ability to identify and comply with evolving industry standards and technical requirements. The emergence of new industry standards and technical requirements could render our products incompatible with products developed by other suppliers or make it difficult for our products to meet the requirements of certain of our customers in automotive, transportation, industrial, data storage, and other markets. As a result, we could be required to invest significant time and effort and incur significant expense to redesign our products to ensure compliance with relevant standards and requirements. If our products are not in compliance with prevailing industry standards and technical requirements for a significant period of time, we could miss opportunities to achieve crucial design wins, our revenue may decline and we may incur significant expenses to redesign our products to meet the relevant standards, which could adversely affect our business.

Our success depends on our ability to attract and retain key employees, and our failure to do so could harm our ability to grow our business and execute our business strategies.

Our success depends on our ability to attract and retain our key employees, including our management team and experienced engineers. Competition for personnel in the semiconductor memory technology field, and in the MRAM space in particular, is intense, and the availability of suitable and qualified candidates is limited. We compete to attract and retain qualified research and development personnel with other semiconductor companies, universities, and research institutions. Given our experience as an early entrant in the MRAM space, our employees are frequently contacted by MRAM startups and MRAM groups within larger companies seeking to employ them. The members of our management and our key employees are at-will. If we lose the services of any key senior management member or employee, we may not be able to attract suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely impact our business and prospects. The loss of the services of one or more of our key employees, especially our key engineers, or our inability to attract and retain qualified engineers, could harm our business, financial condition, and results of operations.

We are also working to promote our talent management efforts through the implementation of initiatives designed to build and maintain a diverse and inclusive environment throughout our organization. However, there has been increasing scrutiny on corporate diversity, equity and inclusion (DEI) initiatives, including from activists and policymakers challenging how such initiatives comply with civil rights protections. Such anti-DEI initiatives and scrutiny could expose us to the risk of litigation or investigations, resulting in injunctions, penalties, or reputational harm. In addition, if we become unable to (or are perceived not to) successfully implement certain of our workforce initiatives, including in keeping with current or potential future laws or interpretations thereof, our ability to recruit, attract and retain talent may be adversely impacted.

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

●	public health-related events or outbreaks, which can result in varying impacts to our business, employees, partners, customers, distributors or suppliers internationally as discussed elsewhere in this “Risk Factors” section;
●	difficulties, inefficiencies and costs associated with staffing and managing foreign operations;
●	longer and more difficult customer qualification and credit checks;
●	greater difficulty collecting accounts receivable and longer payment cycles;
●	the need for various local approvals to operate in some countries;
●	difficulties in entering some foreign markets without larger-scale local operations;
●	changes in import/export laws, trade restrictions, regulations and customs and duties and tariffs (foreign and domestic);
●	compliance with local laws and regulations;
●	unexpected changes in regulatory requirements, including the elimination of tax holidays;
●	reduced protection for intellectual property rights in some countries;
●	adverse tax consequences as a result of repatriating cash generated from foreign operations to the United States;
●	adverse tax consequences, including potential additional tax exposure if we are deemed to have established a permanent establishment outside of the United States;
●	the effectiveness of our policies and procedures designed to ensure compliance with the Foreign Corrupt Practices Act of 1977 and similar regulations;
●	fluctuations in currency exchange rates, which could increase the prices of our products to customers outside of the United States, increase the expenses of our international operations by reducing the purchasing power of the U.S. dollar and expose us to foreign currency exchange rate risk if, in the future, we denominate our international sales in currencies other than the U.S. dollar;
●	new and different sources of competition;
●	political, economic, and social instability;
●	terrorism and acts of war, such as the military conflict between Russia and Ukraine, which could have a negative impact on the operations of our business or our customers’ businesses; and
●	US Department of Commerce regulations or restrictions on exports of certain semiconductor technologies and equipment to China.

Our failure to manage any of these risks successfully could harm our operations and reduce our revenue.

We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities.

Our total revenue was approximately $50.4 million for the year ended December 31, 2024, and $63.8 million for the year ended December 31, 2023. As of December 31, 2024, we had cash and cash equivalents of approximately $42.1 million. Based on our current operating plan, we believe our existing cash and cash equivalents, coupled with our anticipated growth and sales levels, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We have no committed sources of funding and there are no assurances that additional funding will be available to us in the future or on acceptable terms. If adequate funding is not available when needed, we may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing.

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

While our products offer unique benefits over other industry memory technologies, the rate of adoption of our products and our ability to capture market share from legacy technologies is uncertain. Our revenue may also be adversely impacted by a number of other possible reasons, many of which are outside our control, including business conditions that adversely affect the semiconductor memory industry resulting in a decline in end market demand for our products, adverse impacts resulting from health-related events or outbreaks, increased competition, ongoing supply chain constraints, or our failure to capitalize on growth opportunities. We also rely on achieving specific cost reduction targets that have uncertainty in their timing and magnitude. We may also incur unforeseen expenses in the ongoing operation of our business that cause us to exceed our operational spending plan. As a result, our ability to generate sufficient revenue growth and/or control expenses to transition to profitability and generate consistent positive cash flows is uncertain.

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

In addition to patents, we also rely on contractual protections with our customers, suppliers, distributors, employees, and consultants, and we implement security measures designed to protect our trade secrets and know-how. However, we cannot ensure that these contractual protections and security measures will not be breached, that we will have adequate remedies for any such breach or that our customers, suppliers, distributors, employees, or consultants will not assert rights to intellectual property or damages arising out of such contracts.

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

The semiconductor memory industry is characterized by companies that hold patents and other intellectual property rights and that vigorously pursue, protect, and enforce intellectual property rights. These companies include patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence. From time to time, third parties may assert patent and other intellectual property rights claims against us and our customers. We have in the past, and may in the future, face such claims.

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

We rely on the efficient, uninterrupted and uncompromised operation of complex information technology systems and networks (and those of third parties) to operate our business. Any significant disruption to or other compromise of our systems, networks or data (or those of third parties upon whom we rely), including, but not limited to, due to new system implementations, computer viruses, social-engineering attacks, personnel (including former personnel)

misconduct or error, supply-chain attacks, ransomware attacks, software bugs, software or hardware failure, security breaches, facility issues, natural disasters, terrorism, war, telecommunication failures, energy blackouts, loss, theft or similar threats, could have a material adverse impact on our operations, sales, and financial results. Such disruption or other compromise could result in a loss of our intellectual property or the release of sensitive competitive information or supplier, customer, personnel or other relevant stakeholder’s personal data. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program. Any loss of such information could harm our competitive position, result in a loss of customer confidence, result in breaches of applicable obligations (such as laws and contracts) and cause us to incur significant costs to remedy the damages caused by any such disruptions or security breaches. Additionally, any failure to manage the collection, handling, transfer, or disposal of personal data of employees and customers may result in regulatory penalties, bans on processing personal data or orders not to use or destroy data, enforcement actions, remediation obligations, litigation, fines, and other actions.

We may experience attacks on our data and/or information systems, attempts to breach our security and attempts to introduce malicious software into our IT systems. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors and “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks. If attacks are successful, we may be unaware of the incident, its magnitude, or its effects until significant harm is done. Any such attack or disruption could result in additional costs related to rebuilding of our internal systems, defending litigation, responding to regulatory actions, or paying damages. Such attacks or disruptions could have a material adverse impact on our business, operations, and financial results. Attempts to gain unauthorized access to our IT systems or other attacks have in the past, in certain instances and to certain degrees, been successful (but have not caused significant harm), and may in the future be successful, and in some cases, we might be unaware of an incident or its magnitude and effects.

Third-party service providers, such as wafer foundries, assembly and test contractors, distributors and other vendors have access to certain portions of our and our customers’ sensitive data. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. In the event that these service providers do not adequately safeguard the data that they hold, security breaches and loss of data could result. Any such loss of data by our third-party service providers could negatively impact our business, operations, and financial results, as well as our relationship with our customers.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

The semiconductor memory industry is subject to a variety of international, federal, state, and local governmental regulations directed at preventing or mitigating environmental harm, as well as to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances. Failure to comply with environmental regulations could subject us to civil or criminal sanctions and property damage or personal injury claims. Compliance with current or future environmental laws and regulations could restrict our ability to expand our business or require us to modify processes or incur other substantial expenses which could harm our business. In response to environmental concerns, some customers and government agencies impose requirements for the elimination of hazardous substances, such as lead (which is widely used in soldering connections in the process of semiconductor packaging and assembly), from electronic equipment. For example, the European Union (EU) adopted its Restriction on Hazardous Substance Directive which prohibits, with specified exceptions, the sale in the EU market of new electrical and electronic equipment containing more than agreed levels of lead or other hazardous materials and China has enacted similar regulations. Environmental laws and regulations such as these could become more stringent over time, causing a need to redesign technologies, imposing greater compliance costs, and increasing risks and penalties associated with violations, which could seriously harm our business.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income and tax credits to offset tax. As of December 31, 2024, we had gross federal net operating loss carryforwards of approximately $89.2 million, of which $53.2 million will expire in 2030 through 2037 if not utilized, and $36 million that will carryover indefinitely. The Company experienced an ownership change in October 2016 and as a result, $43.8 million of the federal NOLs are expected to expire unutilized due to limitation under IRC Section 382. Consistent with prior years, the NOLs expected to expire unutilized are included in the NOL carryforward amounts disclosed, subject to a valuation allowance. As of December 31, 2024, we had state net operating loss carryforwards of approximately $48.3 million, of which $45.5 million will expire in 2030 through 2040 if not utilized, and $2.8 million that will carry over indefinitely. The federal NOLs generated prior to 2018 will continue to be governed by the NOL tax rules as they existed prior to the adoption of the 2017 Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. The 2017 Tax Act repealed the 20-year carryforward and two-year carryback of NOLs originating after December 31, 2017 and also limits the NOL deduction to 80% of taxable income for tax years beginning after December 31, 2017. Any NOLs generated in 2018 and forward will be carried forward and will not expire. Future changes in our stock ownership, many of which are outside of our control, could result in additional ownership changes under IRC Section 382 of the Code. The ability to utilize our net operating losses and tax credits could also be impaired under state law. As a result, we might not be able to utilize a material portion of our state NOLs and tax credits.

Risks Related to Our Common Stock

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

●	the introduction of new products or product enhancements by us or others in our industry;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or restructurings;
●	disputes or other developments with respect to our or others’ intellectual property rights;
●	product liability claims or other litigation;
●	quarterly variations in our results of operations or those of others in our industry;
●	sales of large blocks of our common stock, including sales by our executive officers and directors;
●	changes in senior management or key personnel;
●	changes in earnings estimates or recommendations by securities analysts; and
●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors, including the effects of health-related events or outbreaks and the military conflict between Russia and Ukraine.

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

General Risk Factors

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Our products are subject to various restrictions under U.S. export control and sanctions laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations (EAR) and various economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC). These laws and regulations impose restrictions or prohibitions on the sale or supply of products and services to sanctioned countries, governments, persons and entities, and to persons engaged in restricted or prohibited end-uses.

Although we have taken precautions to protect against our products being exported or used in violation of law, we have inadvertently provided products and services to some customers in apparent violation of U.S. export control laws. In October 2024, we submitted to the U.S. Department of Commerce’s Bureau of Industry and Security (BIS) an initial notification of voluntary self-disclosure concerning apparent violations. If we are found to be in violation of U.S. sanctions or export control regulations, it can result in significant fines or penalties and possible incarceration for responsible employees and managers, as well as reputational harm and loss of business. While we are working to implement additional controls designed to prevent similar occurrences in the future, these controls may not be fully effective.

Changes to our products, export control or import regulations, economic sanctions or related laws, shifts in the enforcement or scope of existing regulations or changes in the countries, governments, persons or technologies targeted by such regulations could decrease our ability to export or sell our products to existing or potential customers. Any of the foregoing could adversely affect our business, financial condition, results of operations and cash flows.

Our business may be adversely impacted by natural disasters and other catastrophic events.

Our operations and business, and those of our manufacturing partners, customers, distributors, or suppliers, can be disrupted by natural disasters; industrial accidents; public health-related events or outbreaks; cybersecurity incidents; interruptions of service from utilities, transportation, telecommunications, or IT systems providers; manufacturing equipment failures; or other catastrophic events. For example, some of our foundries and suppliers’ facilities in Asia are located near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, such as power loss, fire, floods, and similar events. If any such natural disasters or other catastrophic events were to occur, our ability to operate our business could be seriously impaired. In addition, we may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We implement and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, products and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature (collectively, Information Systems and Data).

Our Senior Director of Information Technology (IT), internal IT, information security and legal functions, and third-party service providers (collectively, Cybersecurity Team) help identify, assess and manage our cybersecurity threats and risks. Our Cybersecurity Team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment. The Cybersecurity Team uses various methods designed to accomplish this task including, for example: manual tools, automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, scanning the threat environment, evaluating our and our industry’s risk profile, maintaining policies designed to coordinate our efforts with law enforcement to respond to threats, internal and external audits, conducting threat assessments, conducting third party threat assessments, and conducting vulnerability assessments.

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

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, the Senior Director of IT works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

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

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Interruptions in or other compromises of our information technology systems or data or that of third parties upon whom we rely could adversely affect our business.”

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management, including our Senior Director of IT, the Chief Executive Officer, and the Chief Financial Officer. Our Senior Director of IT has approximately 25 years of experience in IT and cybersecurity.

Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents and threats to management members depending on the circumstances, including the Chief Executive Officer and Chief Financial Officer. The Chief Executive Officer and Chief Financial Officer work with our incident response team in an effort to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our management and its designees report to the board of directors for certain cybersecurity incidents.

The board of directors receives periodic reports from management and its designees concerning our significant cybersecurity threats and risks, and the processes we have implemented in an effort to address them. The board of directors also has access to various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.

Item 2. Properties

We lease office space for our corporate headquarters located in Chandler, Arizona and for our design facility located in Austin, Texas. We also lease fabrication, lab, and office space for our manufacturing operations in Chandler, Arizona.

The Chandler, Arizona corporate headquarters lease is for 18,815 square feet of office and laboratory space, with an initial term that ends on January 31, 2029, and an option to renew the lease through January 31, 2034. The Austin, Texas lease is for 6,171 square feet of space for our design facility, with an initial term that ends on April 15, 2027, and an option to renew the lease through April 15, 2030. The Chandler, Arizona manufacturing operations lease is for 11,496 square feet of fabrication, lab, and office space and expires in January 2028.

We believe our existing facilities are well maintained and in good operating condition and they are adequate for our foreseeable business needs.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings arising from the ordinary course of our business. Management is currently not aware of any matters that will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Market for our Common Stock

Our common stock has been listed on the Nasdaq Global Market under the symbol “MRAM” since October 7, 2016. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of February 24, 2025, we had 17 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	Year Ended December 31,
	2024	2023

	(in thousands)
Adjusted EBITDA reconciliation:
Net income	$781	$9,052
Depreciation and amortization	1,731	1,205
Stock-based compensation expense	6,713	5,005
Interest expense	—	63
Income tax benefit	(40)	(16)
Adjusted EBITDA	$9,185	$15,309

Our Adjusted EBITDA for the year ended December 31, 2023 includes a one-time employee retention tax credit received of $2.0 million in the second quarter of 2023.

Design wins. To continue to grow our revenue, we must continue to achieve design wins for our MRAM products. We consider a design win to occur when an OEM or contract manufacturer notifies us that it has qualified one of our products as a component in a product or system for production. Because the life cycles for our customers’ products can last for many years, if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win. New design wins in each successive quarter of 2024 were 31, 44, 50, and 53, respectively, compared to 66, 62, 37, and 52 in each successive quarter of 2023, respectively.

Effect of Health-Related Outbreaks on Our Business

Our global operations expose us to risks arising from public health crises and health-related outbreaks. These crises and outbreaks can adversely affect global economies and financial markets, which have the potential to negatively impact our operations and financial condition.

The ultimate extent of the impact of health-related events on our business, results of operations and financial condition will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. See “Risk Factors” in Part I, Item 1A of this report for additional risks we face due to health-related events.

Results of Operations

Below are factors we want to highlight for understanding our 2024 annual results and year-over-year comparison with proper historical perspective:

●	The first half of 2024 was impacted by supply chain challenges that were overcome in the second half of the year as the industry reverted to pre-health-related outbreak seasonal patterns.
●	Our commitment to improving our manufacturing excellence enabled us to drive yield improvements within our internal and external foundries network to sustain and improve existing product margins.

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2024	2023	2024	2023

	(In thousands)		(As a percentage of revenue)
Product sales	$42,203	$53,123	84%	83%
Licensing, royalty, patent, and other revenue	8,199	10,642	16	17
Total revenue	50,402	63,765	100	100
Cost of product sales	22,812	24,693	45	39
Cost of licensing, royalty, patent, and other revenue	1,464	1,827	3	3
Total cost of sales	24,276	26,520	48	42
Gross profit	26,126	37,245	52	58
Operating expenses:
Research and development	13,686	11,776	27	19
General and administrative	14,141	14,296	28	22
Sales and marketing	5,390	5,288	11	8
Total operating expenses	33,217	31,360	66	49
(Loss) income from operations	(7,091)	5,885	(14)	9
Interest expense	—	(63)	—	—
Other income, net	7,832	3,214	16	5
Net income before income taxes	741	9,036	2	14
Income tax benefit	40	16	—	—
Net income	$781	$9,052	2%	14%

Comparison of the Years Ended December 31, 2024 and 2023

Revenue

We generated 79% and 78% of our revenue from products sold through distributors for the years ended December 31, 2024 and 2023, respectively.

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

	Year Ended December 31,
	2024	2023
APAC	$28,688	$33,096
North America	10,710	15,922
EMEA	11,004	14,747
Total revenue	$50,402	$63,765

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Product sales	$42,203	$53,123	$(10,920)	(20.6)%
Licensing, royalty, patent, and other revenue	8,199	10,642	(2,443)	(23.0)%
Total revenue	$50,402	$63,765	$(13,363)	(21.0)%

Total revenue decreased by $13.4 million, or 21.0%, from $63.8 million during the year ended December 31, 2023, to $50.4 million during the year ended December 31, 2024. The decrease was primarily due to a decrease in product sales of $10.9 million due to timing of customer demand.

Licensing, royalty, patent, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. We estimate royalty revenue earned throughout the year, with an annual adjustment recognized for actual sales in the first quarter of each fiscal year. Licensing, royalty, patent, and other revenue decreased by $2.4 million, from $10.6 million during the year ended December 31, 2023, to $8.2 million during the year ended December 31, 2024. The decrease was primarily due to the progression of our contractual agreements with customers for the development of RAD-Hard products, along with the conclusion of a contractual arrangement with a customer for the development of reliability models for strategic radiation hardened toggle MRAM. There were no patent sales during the year ended December 31, 2024.

Cost of Sales and Gross Margin

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Cost of sales	$22,812	$24,693	$(1,881)	(7.6)%
Cost of licensing, royalty, patent, and other revenue	1,464	1,827	(363)	(19.9)%
Total cost of sales	$24,276	$26,520	$(2,244)	(8.5)%
Gross margin	51.8%	58.4%	*	*

Cost of product sales decreased by $1.9 million, or 7.6%, from $24.7 million during the year ended December 31, 2023, to $22.8 million during the year ended December 31, 2024. The change was primarily due to a reduction in product sales compared to the prior year, offset in part by increased yields on our toggle products.

Cost of licensing, royalty, patent, and other revenue decreased by $0.4 million, or 19.9%, from $1.8 million during the year ended December 31, 2023, to $1.5 million during the year ended December 31, 2024. The change was due to a decrease in licensing costs related to labor and materials associated with the progression of our RAD-Hard projects.

Our gross margin decreased from 58.4% during the year ended December 31, 2023, to 51.8% during the year ended December 31, 2024. Our gross margin decreased as a result of a shift in product mix, a decrease in FAB loadings, and a decrease in licensing revenue partially offset by increased yields on our toggle products.

Operating Expenses

Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses, and stock-based compensation, are among the most significant component of each of our operating expense categories.

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Research and development	$13,686	$11,776	$1,910	16.2%
Research and development as a % of revenue	27%	19%

Research and Development Expenses. Research and development expenses increased by $1.9 million, or 16.2%, from $11.8 million during the year ended December 31, 2023, to $13.7 million during the year ended December 31, 2024. The change was primarily due to the development and enhancement of our new Extended Serial Peripheral Interface (xSPI) family of STT-MRAM products, which offer high-performance, multiple I/O, SPI-compatibility and feature a high-speed, low pin count SPI compatible interface, and increases in share-based compensation.

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
General and administrative	$14,141	$14,296	$(155)	(1.1)%
General and administrative as a % of revenue	28%	22%

General and Administrative Expenses. General and administrative expenses decreased by $0.2 million, or 1.1%, from $14.3 million during the year ended December 31, 2023, to $14.1 million during the year ended December 31, 2024. The change was primarily driven by a reduction in professional services.

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Sales and marketing	$5,390	$5,288	$102	1.9%
Sales and marketing as a % of revenue	11%	8%

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.1 million, or 1.9%, from $5.3 million during the year ended December 31, 2023, to $5.4 million during the year ended December 31, 2024. The change was primarily due to an increase in headcount and contract labor, partially offset by lower variable compensation costs.

Interest Expense

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Interest expense	$—	$63	$(63)	(100.0)%

Interest expense decreased by $0.1 million, or 100.0%, from $0.1 million during the year ended December 31, 2023, to zero during the year ended December 31, 2024. The change was due to having no outstanding balance under our 2019 Credit Facility as we paid off the outstanding balance in full in March 2023, resulting in no interest incurred during 2024 after the outstanding balance was paid in full.

Other Income, Net

	Year Ended December 31,		Change
	2024	2023	Amount	%

	(Dollars in thousands)
Other income, net	$7,832	$3,214	$4,618	143.7%

Other income, net increased by $4.6 million, from $3.2 million during the year ended December 31, 2023, to $7.8 million during the year ended December 31, 2024. The change was primarily due to other income of $6.1 million recognized from a strategic award received by the Company to develop a long-term plan to provide manufacturing services for aerospace and defense segments, a change in interest income earned on the money market cash account as a result of a change in cash balances, along with the non-recurrence of a loss on prepayment and termination of our 2019 Credit Facility, offset by non-recurrence of the employee retention tax credit of $2.0 million received during the second quarter of 2023.

Liquidity and Capital Resources

As of December 31, 2024, we had $42.1 million of cash and cash equivalents, compared to $36.9 million as of December 31, 2023. As of December 31, 2024, we have no outstanding debt as we paid off our 2019 Credit Facility in full in March 2023. We believe our cash and cash equivalents are sufficient to meet our anticipated capital requirements in the next 12 months. Our future capital requirements will depend on many factors, including, among other things, our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products.

Additionally, see “Credit Facilities” below for information regarding our debt financing.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023

	(In thousands)
Cash provided by operating activities	$7,099	$13,128
Cash used in investing activities	(3,060)	(1,385)
Cash provided by (used in) financing activities	1,112	(1,592)

Cash Flows from Operating Activities

During the year ended December 31, 2024, cash provided by operating activities was $7.1 million, which consisted of net income of $0.8 million, non-cash charges of $8.4 million and changes in net operating assets and liabilities of $2.1 million. The non-cash charges primarily consisted of stock-based compensation of $6.7 million and depreciation and amortization of $1.7 million. The change in our net operating assets and liabilities was primarily due to an increase in contract obligations of $2.0 million due to contracts the Company entered into in the third quarter of 2024, an increase in accounts receivable of $0.2 million due to timing of cash receipts for outstanding balances, an increase in inventory of $0.7 million to meet anticipated production volumes, an increase in prepaid and other current assets of $0.3 million, an increase in other assets of $0.5 million, a decrease in accounts payable of $0.4 million, a decrease in accrued liabilities of $1.9 million, and a decrease in deferred revenue of $0.3 million.

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

Cash Flows from Investing Activities

During the year ended December 31, 2024, cash used in investing activities was $3.1 million, which consisted of capital expenditures primarily for the purchase of manufacturing equipment and purchased software.

During the year ended December 31, 2023, cash used in investing activities was $1.4 million, which consisted of capital expenditures primarily for the purchase of manufacturing equipment offset by a nominal amount in proceeds received on the sale of property and equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2024, cash provided by financing activities was $1.1 million, which consisted of proceeds from stock option exercises and purchases of shares under our employee stock purchase plan.

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

We concluded these contractual arrangements represent one arrangement and evaluated our promises to the customer and whether the performance obligations granted under the arrangement were distinct. The licenses provided to the customer are not transferable, are of limited value without the promised development services, and the customer cannot benefit from the license agreements without the specific obligated services in the development subcontract, as there is strong interdependence between the licenses and the development subcontract. Accordingly, we determined the licenses were not distinct within the context of the contract and combined the license with other performance obligations.

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

Recent Accounting Pronouncements

See Note 2 in the accompanying Notes to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

EVERSPIN TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Everspin Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Everspin Technologies, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of income and comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Inventory

Description of the Matter

As discussed in Note 2 to the financial statements, Inventory is valued at the lower of cost or net realizable value. At December 31, 2024, the Company’s inventory balance was $9.1 million.

Auditing the Company's accounting for inventory was challenging and complex primarily due to the high volume of transactions and multiple data sources involved in the initiation, processing, and recording of inventory transactions. The data sources include information received from the Company’s third-party suppliers involved in the manufacturing process.

How We Addressed the Matter in Our Audit

To test the Company’s accounting for inventory, we performed audit procedures that included, among others, performing direct confirmations of inventory held at third-party suppliers, and testing a sample of inventory transactions and manufacturing costs incurred during the year to evaluate the cost of inventory.

Accounting for the strategic award in Other income, net

Description of the Matter

As discussed in Note 3 to the financial statements, the Company received a strategic award and entered an arrangement to develop a long-term plan to sustain its manufacturing operations for applications in the aerospace and defense segments. The Company expects to receive approximately $14.6 million as it performs under the arrangement.

Auditing the Company’s accounting for this arrangement was especially challenging due to the complex and highly judgmental nature of evaluating its terms and the Company's analogies to the revenue accounting guidance.

How We Addressed the Matter in Our Audit

To test the Company’s accounting for the arrangement, we performed audit procedures that included, among others, inspecting the contract and related source documentation that establish the performance requirements and assessing whether management’s analogies to the revenue literature was a consistent and rational application of accounting policy.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Phoenix, Arizona

February 27, 2025

EVERSPIN TECHNOLOGIES, INC.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$42,097	$36,946
Accounts receivable, net	11,722	11,554
Inventory	9,110	8,391
Prepaid expenses and other current assets	1,272	988
Total current assets	64,201	57,879
Property and equipment, net	3,220	3,717
Intangible assets, net	3,416	—
Right-of-use assets	4,549	5,495
Other assets	2,403	212
Total assets	$77,789	$67,303

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,278	$2,916
Accrued liabilities	2,449	4,336
Deferred revenue	78	336
Lease liabilities, current portion	1,306	1,190
Contract obligations	2,034	—
Software liabilities, current portion	1,769	—
Total current liabilities	9,914	8,778
Lease liabilities, net of current portion	3,336	4,390
Software liabilities, net of current portion	1,784	—
Long-term income tax liability	162	214
Total liabilities	$15,196	$13,382
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 22,059,697 and 21,080,472 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2	2
Additional paid-in capital	199,460	191,569
Accumulated deficit	(136,869)	(137,650)
Total stockholders’ equity	62,593	53,921
Total liabilities and stockholders’ equity	$77,789	$67,303

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Statements of Income and Comprehensive Income

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Product sales	$42,203	$53,123
Licensing, royalty, patent, and other revenue	8,199	10,642
Total revenue	50,402	63,765
Cost of product sales	22,812	24,693
Cost of licensing, royalty, patent, and other revenue	1,464	1,827
Total cost of sales	24,276	26,520
Gross profit	26,126	37,245
Operating expenses:
Research and development	13,686	11,776
General and administrative	14,141	14,296
Sales and marketing	5,390	5,288
Total operating expenses	33,217	31,360
(Loss) income from operations	(7,091)	5,885
Interest expense	—	(63)
Other income, net	7,832	3,214
Net income before income taxes	741	9,036
Income tax benefit	40	16
Net income and comprehensive income	$781	$9,052
Net income per common share:
Basic	$0.04	$0.44
Diluted	$0.04	$0.42
Weighted average shares of common stock outstanding:
Basic	21,642,793	20,748,302
Diluted	22,156,420	21,367,304

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	20,374,288	$2	$185,364	$(146,702)	$38,664
Issuance of common stock under stock incentive plans and exercise of stock options	705,948	—	1,198	—	1,198
Exercise of warrants	236	—	2	—	2
Stock-based compensation expense	—	—	5,005	—	5,005
Net income	—	—	—	9,052	9,052
Balance at December 31, 2023	21,080,472	$2	$191,569	$(137,650)	$53,921
Issuance of common stock under stock incentive plans and exercise of stock options	979,225	—	1,178	—	1,178
Stock-based compensation expense	—	—	6,713	—	6,713
Net income	—	—	—	781	781
Balance at December 31, 2024	22,059,697	$2	$199,460	$(136,869)	$62,593

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net income	$781	$9,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,731	1,205
Gain on sale of property and equipment	—	(15)
Stock-based compensation	6,713	5,005
Loss on prepayment and termination of credit facility	—	170
Non-cash warrant revaluation	—	(25)
Non-cash interest expense	—	26
Changes in operating assets and liabilities:
Accounts receivable	(168)	(889)
Inventory	(719)	(1,708)
Prepaid expenses and other current assets	(284)	(384)
Other assets	(492)	(150)
Accounts payable	(374)	499
Accrued liabilities	(1,939)	803
Deferred revenue	(258)	(485)
Contract obligations	2,034	—
Lease liabilities, net	74	24
Net cash provided by operating activities	7,099	13,128
Cash flows from investing activities
Purchases of property and equipment	(3,049)	(1,404)
Purchases of intangible assets	(11)	—
Proceeds received from sale of property and equipment	—	19
Net cash used in investing activities	(3,060)	(1,385)
Cash flows from financing activities
Payments on long-term debt	—	(2,790)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	1,178	1,198
Payments on finance leases	(66)	—
Net cash provided by (used in) financing activities	1,112	(1,592)
Net increase in cash and cash equivalents	5,151	10,151
Cash and cash equivalents at beginning of period	36,946	26,795
Cash and cash equivalents at end of period	$42,097	$36,946
Supplementary cash flow information:
Interest paid	$—	$37
Cash paid for taxes	$202	$—
Operating cash flows paid for operating leases	$1,399	$1,384
Financing cash flows paid for finance leases	$66	$12
Non-cash investing and financing activities:
Internal-use software asset obtained in exchange for software liabilities	$3,564	$—
Right-of-use assets obtained in exchange for finance lease liabilities	$297	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$182	$446
Cashless exercise of warrants	$—	$2

The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.

Notes to Financial Statements

1. Organization and Operations

Everspin Technologies, Inc. (“we”, “our”, “us”, “Everspin Technologies”, “Everspin”, or the “Company”) was incorporated in Delaware on May 16, 2008. The Company’s magnetoresistive random access memory (MRAM) solutions offer the persistence of non-volatile memory with the speed and endurance of random access memory (RAM) and enable the protection of mission critical data particularly in the event of power interruption or failure. The Company’s MRAM solutions allow its customers in key markets, such as industrial, medical, automotive/transportation, aerospace, and data center, to design high performance, power-efficient and reliable systems without the need for bulky batteries or capacitors.

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

Segment Information

The Company’s MRAM technology solutions are sold as products and services through MRAM-based products, licenses and royalties of MRAM and magnetic sensor technology and backend foundry and design services. The Company identifies and manages the business activities in one reportable segment. Everspin’s Chief Executive Officer is the Chief Operating Decision Maker (CODM). The CODM utilizes the Company’s long-range plan, which includes product development roadmaps and long-range financial models, as a key input to resource allocation. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using net income.

Significant segment expenses within net income are those separately presented on the Company’s Statements of Income and Comprehensive Income, which include cost of revenue, research and development, and selling, general and administrative expenses.

Cash and Cash Equivalents

The Company considers all highly liquid, short-term investments with maturity dates of 90 days or less at the date of purchase to be cash equivalents. The Company’s cash equivalents consist solely of money market funds.

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company generally does not require collateral or other security in support of accounts receivable. Allowances would be provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company also considers a number of factors in evaluating the sufficiency of its allowance for doubtful accounts, including the length of time receivables are past due, significant one-time events, creditworthiness of customers and historical experience. Account balances would be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s evaluation determined that no material allowance for doubtful accounts was necessary at December 31, 2024 and 2023.

The unbilled accounts receivable is an estimate of the unconditional consideration to which the Company expects to be entitled for uses of the Company’s intellectual property. The Company’s right is unconditional because nothing other than the passage of time is required before payment of the amounts are due. Certain customers report on a lagged basis and actual information is not available timely. The estimates recorded are based on historical trends in the customer’s usage and current market conditions. At December 31, 2024 and 2023, the unbilled accounts receivable balance was $0.2 million and $0.5 million, respectively. The Company’s unbilled conditional consideration is recorded to a contract asset account included in Prepaid Expenses and Other Current Assets. The conditions to the Company’s right to the consideration can include a contractual requirement to satisfy a performance obligation that has not yet begun or for which performance is in process as of the balance sheet date. At December 31, 2024 and 2023, the unbilled contract asset balance was $0.5 million and none, respectively.

The Company establishes an allowance for product returns. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of sales returns. Returns are processed as credits on future purchases and, as a result, the allowance is recorded against the balance of trade accounts receivable. In addition, the Company from time to time may establish an allowance for estimated price adjustments related to its distributor agreements. The Company estimates credits to distributors based on the historical rate of credits provided to distributors relative to sales and evaluation of current market conditions. At December 31, 2024 and 2023, the allowance for product returns and price adjustments was $0.4 million and $0.4 million, respectively.

Accounts receivable, net consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Trade accounts receivable	$11,944	$11,489
Unbilled accounts receivable	187	475
Allowance for product returns and price adjustments	(409)	(410)
Accounts receivable, net	$11,722	$11,554

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

	Revenue		Accounts Receivable
	Year Ended December 31,		As of December 31,
Customers	2024	2023	2024	2023
Customer A	*	15%	*	13%
Customer B	*	12%	*	*
Customer C	*	11%	*	22%
Customer D	27%	17%	61%	37%
*	Less than 10%

Inventory

Inventory is valued at the lower of cost, using the first-in, first-out or specific identification method, or net realizable value. The carrying value of inventory is adjusted for excess and obsolescence based on the Company’s evaluation which takes into consideration historical and expected future demand, the effect new products may have on the sale of existing products, technological obsolescence, and other factors including inventory age and shipment. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that new cost basis.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$33,617	$—	$—	$33,617
Total assets measured at fair value	$33,617	$—	$—	$33,617

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$36,946	$—	$—	$36,946
Total assets measured at fair value	$36,946	$—	$—	$36,946

Property and Equipment, Net

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

Intangible Assets, Net

The Company’s intangible assets are comprised of internally developed software and licensed software from third parties to be used in research and development activities that have alternative future use. Costs incurred to develop software for internal use during the application development phase are capitalized and amortized over such software’s estimated useful life. Costs related to the design or maintenance of internal-use software are included in operating expenses as incurred. Licensed software is initially recorded at fair value based on the present value of the license fees to be paid over the term of the license, with a corresponding liability. The licensed software intangible asset is amortized on a straight-line basis over the shorter of the license term or the economic life of the asset, beginning when the asset is substantially ready for use. The licensed software liability is accreted to its settlement amount using the effective interest method.

Leases

The Company leases office, lab, manufacturing space and equipment in various locations with initial lease terms of up to seven years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. The terms of these leases also include renewal options at the election of the Company to renew or extend the lease for a range of an additional two to five years. These optional periods have not been considered in the determination of the right-of-use (“ROU”) assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options.

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

The Company has lease agreements with lease and non-lease components. The Company has elected to not separate lease and non-lease components for any leases involving real estate and office equipment classes of assets and, as a result, accounts for the lease and non-lease components as a single lease component. The Company has elected to separate lease and non-lease components for any leases involving manufacturing facility classes of assets. Further, the Company elected the short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to leases with terms of 12 months or less (short-term leases) for all classes of assets. As of December 31, 2024, the Company did not have any short-term leases.

Operating leases are included in right-of-use assets, lease liabilities, and lease liabilities, net of current portion in the Company’s balance sheet. Finance leases are immaterial.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets, including property and equipment, leases, and intangible assets, at the asset group level, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. If such events or changes in circumstances occur, for purposes of this assessment, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by comparison of the carrying amount of each asset group to the future undiscounted cash flows the asset group is expected to generate over its remaining life. If the asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. There have been no impairments of the Company’s long-lived assets during either of the periods presented.

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

The Company recognized the $2.0 million tax credit within other income, net in the statements of income and comprehensive income during the year ended December 31, 2023, which is when the amount was received and it was determined that those amounts were reasonably assured to be retained by the Company. The Company’s compliance with the program’s qualifications may be subject to audit through the year ended December 31, 2025, which is when the statute of limitation expires. The Company has received all expected ERTC refunds based on applications that have been submitted.

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

The Company entered into a contractual agreement with a customer in 2021 for the development of a RAD-Hard product, consisting of a technology license, a design license agreement and development contract, and separate contractual agreements with a customer in 2023 and 2024 for the development of a strategic radiation hardened field programmable gate array product, consisting of a technology license to provide design and development services under the contractual agreement. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the performance obligation is satisfied.

The Company concluded these contractual arrangements represent one arrangement and evaluated its promises to the customer and whether the performance obligations granted under the arrangement were distinct. The licenses provided to the customer are not transferable, are of limited value without the promised development services, and the customer cannot benefit from the license agreements without the specific obligated services in the development subcontract, as there is strong interdependence between the licenses and the development subcontract. Accordingly, the Company determined the licenses were not distinct within the context of the contract and combined the license with other performance obligations.

As a result, the Company is recognizing revenue related to the performance obligations over the duration of the contract using the input method based on costs incurred to date relative to the total expected costs of the contract over the contract period.

Royalties

Revenue from sales-based royalties from licenses of the Company’s technology are recognized at the later of when (1) the sale occurs or (2) the performance obligation to which some or all of the sales-based royalty has been allocated is satisfied (in whole or in part). The Company will record an unbilled receivable (within accounts receivable, net) for the portion of sales-based royalties that have been earned but not invoiced at the end of each reporting period.

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

Other Income, Net

Other income, net primarily consists of interest income and expense, a strategic award, realized gains and losses on sale of assets, and gains and losses on foreign currency transactions.

Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated and accrues for estimated losses incurred for unidentified issues based on historical experience. A warranty liability was not recorded at December 31, 2024 and 2023, as the estimated future warranty costs were not material based on the Company’s historical experience.

Research and Development

Research and development expenses are incurred in support of internal development programs or as part of the Company’s joint development agreement with GLOBALFOUNDRIES (see Note 10). Research and development expenses include personnel-related costs (including stock-based compensation), circuit design costs, purchases of materials and laboratory supplies, fabrication and packaging of experimental integrated circuit products, amortization of certain intangible assets, depreciation of research and development related capital equipment and overhead and are expensed as incurred.

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

Expected volatility. The Company determines the expected stock price volatility based on the historical volatility of its common stock. Industry peers consist of several public companies in the technology industry similar in size, stage of life cycle and financial leverage. If circumstances change such that the identified companies are no longer similar, the Company will revise its peer group to substitute more suitable companies in this calculation.

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

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure requirements to enable users of financial statements to better understand the entity’s measurement and assessment of segment performance and resource allocation. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

The Company adopted ASU 2023-07 effective January 1, 2024, on a retrospective basis. The adoption of ASU 2023-07 did not change the way that the Company identifies its single reportable segment and, as a result, did not have a material impact on the Company’s segment-related disclosures. The Company’s chief operating decision maker is its Chief Executive Officer who reviews financial information for purposes of allocating resources and evaluating financial performance for the entire Company.

Recently Issued Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations, as well as disclosures about selling expenses. ASU 2024-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, on a prospective basis, with the option for retrospective application. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact that the standard will have on its financial statements.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the financial statements.

Subsequent Events

The Company evaluated events after December 31, 2024, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

3. Statements of Operations and Comprehensive (Loss) Income Components

Revenue

The Company sells products to its distributors, ODMs and OEMs. The Company also recognizes revenue under licensing, patent, and royalty agreements with some customers. The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Year Ended December 31,
	2024	2023
Distributor	$39,943	$49,845
Non-distributor	10,459	13,920
Total revenue	$50,402	$63,765

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Year Ended December 31,
	2024	2023
Point in time	$42,903	$54,183
Over time	7,499	9,582
Total revenue	$50,402	$63,765

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Year Ended December 31,
	2024	2023
Product sales	$42,203	$53,123
Licensing	6,346	7,476
Royalties	700	862
Other revenue	1,153	2,304
Total revenue	$50,402	$63,765

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

The Company recognizes revenue by geography based on the region in which its products are sold, and not to where the end products in which they are assembled are shipped. Revenue by region for the periods indicated was as follows (in thousands):

	Year Ended December 31,
	2024	2023
APAC	$28,688	$33,096
North America	10,710	15,922
EMEA	11,004	14,747
Total revenue	$50,402	$63,765

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

The Award is not in the ordinary course of the Company’s business and hence not a contract with a customer. The Company has applied the revenue recognition principles under ASC 606 by analogy.

The Company records the total consideration from the Award as other income using an input method based on costs incurred to date relative to the total expected costs of the Award over its term. Amounts invoiced in excess of income recognized are recorded as a contract obligations liability on the balance sheets. This liability represents the Company’s obligation to perform future services for which the Company has received or is entitled to receive payment but which are not yet fulfilled. During the year ended December 31, 2024, the Company has invoiced $8.1 million related to this Award of which no balance is outstanding as of December 31, 2024. The contract obligations liability was $2.0 million as of December 31, 2024. The Company recorded $6.1 million of other income related to this Award in the year ended December 31, 2024.

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Raw materials	$238	$189
Work-in-process	7,510	6,724
Finished goods	1,362	1,478
Total inventory	$9,110	$8,391

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Manufacturing equipment	$14,199	$13,494
Computer and network equipment	602	520
Furniture and fixtures	113	113
Leasehold improvements	1,476	1,476
Total property and equipment, gross	16,390	15,603
Less: accumulated depreciation	(13,170)	(11,886)
Total property and equipment, net	$3,220	$3,717

Depreciation expense during years ended December 31, 2024 and 2023 was $1.6 million and $1.2 million, respectively.

Intangible Assets, Net

The gross carrying amounts and accumulated amortization of intangible assets are as follows at the dates indicated (in thousands):

	December 31, 2024
	Weighted-
	Average			Net
	Life	Gross Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount
Internal-use software	2.0	$4,389	$(973)	$3,416
Total intangible asset		$4,389	$(973)	$3,416

Amortization expense for intangible assets was $0.1 million and zero for the years ended December 31, 2024 and 2023, respectively.

The table below presents estimated future amortization expense for finite-lived intangible assets (in thousands):

As of December 31, 2024	Amount
2025	$1,771
2026	1,622
2027	8
2028	8
Thereafter	7
Total	$3,416

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Payroll-related expenses	$1,606	$3,347
Inventory	157	317
Other	686	672
Total accrued liabilities	$2,449	$4,336

Deferred Revenue

In the year ended December 31, 2024, the Company executed a contractual arrangement with a customer for the development of a strategic radiation hardened field programmable gate array product. The total consideration in the arrangement is $1.8 million. The Company is recognizing revenue related to the performance obligation over time using the input method based on costs incurred to date relative to the total expected costs of the contract and began recognizing revenue in the third quarter of 2024. As of and for the year ended December 31, 2024, the Company has billed $1.6 million for the performance under the agreement and has recognized $1.5 million in revenue for the year ended December 31, 2024, with the difference of $0.1 million recorded in deferred revenue. The Company expects to recognize the remaining $0.1 million of the transaction price as services are performed throughout the contractual period and performance is expected to be complete in the year ended December 31, 2025.

In the year ended December 31, 2024, the Company executed a contractual arrangement with a customer for the development of a strategic radiation hardened high-reliability eMRAM macro. The total consideration in the arrangement is $1.2 million. The Company is recognizing revenue related to the performance obligation over time using the input method based on costs incurred to date relative to the total expected costs of the contract and began recognizing revenue in the third quarter of 2024. As of and for the year ended December 31, 2024, the Company has billed $1.2 million for the performance under the agreement and has recognized $1.1 million in revenue, with the difference of $0.1 million in recorded in deferred revenue. The Company expects to recognize the remaining $0.1 million of the transaction price as services are performed throughout the contractual period and performance is expected to be complete in the year ended December 31, 2025.

In 2021, the Company executed contractual arrangements with a customer for the development of a RAD-Hard product, consisting of a technology license, design license agreement and development subcontract (RAD-Hard 1). The Company does not share in the rights to future revenues or royalties. The total arrangements are for $6.5 million in consideration.

The Company concluded these contractual arrangements represent one arrangement and evaluated its promises to the customer and whether the performance obligations granted under the arrangement were distinct. The licenses provided to the customer are not transferable, are of limited value without the promised development services, and the customer cannot benefit from the license agreements without the specific obligated services in the development subcontract, as there is strong interdependence between the licenses and the development subcontract. Accordingly, the Company determined the licenses were not distinct within the context of the contract and combined the license with other performance obligations. The total transaction price of $6.5 million was allocated to the single performance obligation.

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

The Company has recognized $0.7 million in revenue for the each of years ended December 31, 2024 and 2023, and $6.4 million in revenue since inception of the contractual agreements. Deferred revenue related to these agreements was $0.1 million and $0.3 million as of December 31, 2024 and 2023, respectively. The Company expects to recognize the remaining $0.1 million of the transaction price as services are performed throughout the contractual period and performance is expected to be complete in the year ending December 31, 2025.

5. Commitments and Contingencies

Leases

Operating leases consist of fabrication, lab, and office space expiring at various dates through 2029. Finance leases relate to a server lease expiring in February 2029. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The undiscounted future non-cancellable lease payments under the Company’s operating and finance leases were as follows (in thousands):

As of December 31, 2024	Amount
2025	$1,481
2026	1,497
2027	1,380
2028	595
Thereafter	48
Total lease payments	5,001
Less: imputed interest	(359)
Total lease liabilities	4,642
Less: current portion of lease liabilities	(1,306)
Total lease liabilities, net of current portion	$3,336

Other information related to the Company's operating lease liabilities was as follows:

	December 31,	December 31,
	2024	2023
Weighted-average remaining lease term (years)	3.39	4.37
Weighted-average discount rate	4.50%	4.50%

Other information related to the Company’s finance lease liabilities was as follows:

	December 31,	December 31,
	2024	2023
Weighted-average remaining lease term (years)	4.15	1.09
Weighted-average discount rate	3.90%	4.50%

Lease costs for the Company’s operating leases were $1.4 million for both of the years ended December 31, 2024 and 2023, respectively. Lease costs for the Company’s finance lease were immaterial for the years ended December 31, 2024 and 2023.

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

6. Debt

In March 2023, the 2019 Credit Facility, consisting of the Company’s Term Loan and Line of Credit, was paid in full, and there was no outstanding balance as of December 31, 2024 or 2023. The Company paid an early termination and prepayment fee of $0.2 million, which was recorded within other income (expense) within the statements of income and comprehensive income for the year ended December 31, 2023. The Company was in compliance with all covenants throughout the 2019 Credit Facility payoff date in March 2023.

7. Stockholders’ Equity

Common Stock

Common stockholders are entitled to dividends if and when declared by the board of directors. As of December 31, 2024, no dividends on common stock had been declared by the board of directors.

Reserved Shares of Common Stock

The Company had reserved shares of common stock for future issuance as follows:

	December 31,	December 31,
	2024	2023
Options issued and outstanding	1,521,857	1,793,485
Shares available for future option grants	545,525	598,397
RSUs subject to future vesting	987,965	905,781
Common stock warrants	18,461	18,461
Total	3,073,808	3,316,124

Warrants

In connection with the Company’s prior credit facility with Ares Venture Finance entered into in June 2015, the Company issued Ares Venture Finance a warrant to purchase 18,461 shares of the Company’s common stock at an exercise price of $26.00 per share. The warrant can be exercised at any time and expires on June 5, 2025.

8. Stock-Based Compensation

Share-Based Compensation Expense

 The following table presents the details of the Company's share-based compensation expense (in thousands):

	Year Ended December 31,
	2024	2023
General and administrative	$3,304	$2,519
Research and development	1,902	1,981
Sales and marketing	720	505
Cost of sales	787	—
Total stock-based compensation	$6,713	$5,005

2016 Employee Incentive Plan

The Company’s board of directors adopted the 2016 Equity Incentive Plan (the 2016 Plan) on April 25, 2016, which was subsequently approved on September 20, 2016 by the Company’s stockholders. The 2016 Plan became effective on October 7, 2016, the date the Company’s S-8 registration statement relating to the 2016 Plan was declared effective by the SEC.

The 2016 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, and other forms of equity compensation to employees, directors, and consultants. In addition, the 2016 Plan provides for the grant of performance cash awards to employees, directors, and consultants.

The maximum number of shares of common stock that may be issued under the 2016 Plan was initially 500,000 subject to an automatic increase on January 1 of each year, beginning on January 1, 2017, and continuing through and including January 1, 2026, by 3% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On May 20, 2021, the Company’s stockholders approved an amendment to the 2016 Plan to increase the total number of authorized shares of common stock available for grant thereunder by an additional 550,000 shares. At December 31, 2024, of the 3,038,336 shares of common stock reserved and available for grant under the 2016 Plan, 545,525 shares of common stock remain available for grant under the 2016 Plan. The Company authorized 632,414 shares during the year ended December 31, 2024.

2008 Employee Incentive Plan

The 2008 Equity Incentive Plan (the 2008 Plan) provided for the issuance of incentive stock options (ISO), nonqualified stock options, and other stock compensation awards.

Due to the adoption of the 2016 Plan, no further grants will be made under the 2008 Plan. However, any outstanding stock awards granted under the 2008 Plan will remain outstanding, subject to the terms of the Company’s 2008 Plan and the applicable stock award agreements, until such outstanding stock awards that are stock options are exercised or until they terminate or expire by their terms, or until such stock awards are fully settled, terminated, or forfeited. At December 31, 2024, 17,011 options under the 2008 Plan remained outstanding.

Summary of Stock Option Activity

The following table summarizes the stock option activity for all grants under the 2008 Plan and 2016 Plan:

	Options Outstanding
		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price Per	Contractual	Value
	Options	Share	Life (years)	(In thousands)
Balance—December 31, 2023	1,829,428	$5.96	6.9	$5,676
Options granted	—
Options exercised	(184,958)	$4.15		$612
Options cancelled/forfeited	(122,613)	$7.74
Balance—December 31, 2024	1,521,857	$6.04	5.9	$1,507
Options exercisable—December 31, 2024	1,357,041	$5.88	5.8	$1,466

No options were granted during the year ended December 31, 2024. The weighted-average grant date fair value of options granted was $3.85 per share during the year ended December 31, 2023.

As of December 31, 2024, there was $0.7 million of total unrecognized compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 0.9 years.

The Company estimated the fair value of each option grant using the Black-Scholes option-pricing model based on the assumptions below. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the assumptions below:

Year Ended
December 31,
2023
Expected volatility	50.9 - 73.9%
Risk-free interest rate	2.33 - 3.45%
Expected term (in years)	6.01 - 6.05
Dividend yield	—%

2016 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2016 Employee Stock Purchase Plan (the ESPP) on April 25, 2016, which was subsequently approved on September 20, 2016 by the Company’s stockholders. The Company had 1,031,800 shares available for issuance under the ESPP as of December 31, 2024. Employees purchased 69,166 shares for $0.4 million during the year ended December 31, 2024, and 87,718 shares for $0.4 million during the year ended December 31, 2023.

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

The following table summarizes RSU activity for the year ended December 31, 2024:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2023	905,781	$6.59
Granted	1,027,963	$8.50
Vested	(725,101)	$6.96
Cancelled/forfeited	(220,678)	$8.16
Balance—December 31, 2024	987,965	$7.89

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of December 31, 2024, there was $6.2 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.4 years. Compensation cost capitalized within inventory was immaterial as of December 31, 2024 and 2023.

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

11. Geographic Information

Property and equipment, net by country was as follows (in thousands):

	Year Ended December 31,
	2024	2023
United States	$2,165	$2,555
Singapore	974	1,077
Other	81	85
	$3,220	$3,717

Revenue from customers is designated based on the geographic region or country to which the product is delivered or the licensee is located. Revenue by country was as follows (in thousands):

	Year Ended December 31,
	2024	2023
United States	$9,968	$14,599
Japan	5,974	12,216
Hong Kong	16,220	10,748
Germany	7,168	9,767
Singapore	3,363	4,285
China	—	2,727
Canada	742	1,324
All other	6,967	8,099
Total revenue	$50,402	$63,765

12. Income Taxes

For the years ended December 31, 2024 and 2023, the Company’s provision for income tax consisted of (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$52	$—
State	38	134
Foreign	—	—
Total Current	$90	$134

Deferred:
Federal	$21	$40
State	(151)	(190)
Foreign	—	—
Total Deferred	$(130)	$(150)

Provision for income taxes	$(40)	$(16)

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2024	2023
Tax at statutory federal rate	21.0%	21.0%
State taxes, net of federal benefit	3.6	1.7
Stock-based compensation	34.8	0.6
IRC section 162(m) limitation	29.0	3.9
R&D tax credits	(564.7)	—
Change in valuation allowance	486.1	(28.5)
Other	(15.1)	1.1
Provision for income taxes	(5.3)%	(0.2)%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$20,564	$22,068
Inventory	462	287
Accruals	366	863
Depreciation and amortization	9	13
Research and experimental credits	3,995	—
Research and experimental expenditures	6,412	4,728
Stock-based compensation	428	268
Right of use liability	1,045	1,245
Gross deferred tax assets	33,281	29,472
Valuation allowance	(31,343)	(27,748)
Deferred tax assets	1,938	1,724
Deferred tax liabilities:
Right of use asset	(1,024)	(1,226)
Other	(646)	(348)
Deferred tax liabilities	(1,670)	(1,574)
Net deferred tax assets	$268	$150

The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of projected taxable income, the Company determined that, based on all available evidence, there was substantial certainty as to whether it will recover recorded net deferred taxes for certain state jurisdictions in future periods. However, as it pertains to the federal, Arizona, and Colorado net deferred tax assets, based on all the available evidence, there is substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a partial valuation allowance against its net deferred tax assets as of December 31, 2024 and 2023, respectively. The net valuation allowance increased by $3.6 million in 2024, as reflected below (in thousands).

	Year Ended December 31,
	2024	2023
Valuation Allowance at beginning of year	(27,748)	(30,328)
Current Year Change	(3,595)	2,580
Valuation Allowance at end of year	(31,343)	(27,748)

As of December 31, 2024, the Company has federal net operating loss carryforwards of approximately $89.2 million, of which $53.2 million will expire in 2030 through 2037 if not utilized, and $36.0 million that will carryover indefinitely. In addition, the Company has state net operating loss carryforwards of approximately $48.3 million, of which $45.5 million will expire in 2030 through 2040 if not utilized, and $2.8 million that will carryover indefinitely.

The Tax Reform Act of 1986 (the Act) provides for a limitation on the annual use of net operating loss carryforwards following certain ownership changes (as defined by the Act and codified under IRC Section 382) that could limit the Company’s ability to utilize these carryforwards. Further, a portion of the carryforwards may expire before utilized to reduce future income tax liabilities as a result of the annual limitation. The Company experienced an ownership change in October 2016 and as a result, $43.8 million ($9.2 million tax effected) of the federal NOLs are expected to expire unutilized due to limitation under IRC Section 382. Consistent with prior years, the NOLs expected to expire unutilized are included in the NOL carryforward amounts disclosed, subject to a valuation allowance.

The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company is generally subject to U.S. federal and state income tax examination for all tax years beginning in 2008, due to the net operating losses that are carried forward.

A summary of changes in the Company’s gross unrecognized tax benefits for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Unrecognized tax expense, beginning of the year	$473	$105
Decrease related to prior year tax positions	—	—
Increase related to prior year tax positions	662	368
Increase related to current year tax positions	254	—
Unrecognized tax expense, end of year	$1,389	$473

Included in the balance of unrecognized tax benefits as of December 31, 2024, are $0.1 million of tax benefit that, if recognized, would affect the effective tax rate. Included in the balance of uncertain tax benefits as of December 31, 2024 is $1.3 million of tax benefits that, if recognized, would result in adjustments to deferred taxes.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefit as a component of income tax expense. The Company has accrued penalties and interest of $0.2 million, as of both December 31, 2024 and 2023.

On October 8, 2021, the Organization for Economic Co-operation and Development ("OECD") released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released the Model GloBE Rules for Pillar Two defining a 15% global minimum tax rate for large multinational corporations. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Model GloBE Rules for Pillar Two expected by calendar year 2024. The Company is continuing to evaluate the Model GloBE Rules for Pillar Two and related legislation, and their potential impact on future periods, but does not expect it to have a material impact.

13. Net Income Per Common Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share amounts):

Basic EPS

	Year Ended December 31,
	2024	2023
Numerator:
Net income	$781	$9,052
Denominator:
Weighted-average shares of common stock outstanding, basic	21,642,793	20,748,302
Net income per common share, basic	$0.04	$0.44

Diluted EPS

	Year Ended December 31,
	2024	2023
Numerator:
Net income	$781	$9,052
Warrant liability fair value loss recognized	—	(25)
Net income attributable to common stockholders, diluted	$781	$9,027
Denominator:
Weighted-average shares of common stock outstanding, basic	21,642,793	20,748,302
Dilutive effect of stock options and RSUs	513,627	619,002
Weighted-average shares of common stock outstanding, diluted	22,156,420	21,367,304
Net income per common share, diluted	$0.04	$0.42

The following outstanding shares of potentially dilutive securities outstanding have been excluded from the computation of diluted net income per common share for the periods presented as their inclusion would be anti-dilutive:

	Year Ended December 31,
	2024	2023
Options to purchase common stock	741,141	613,652
RSUs	21,624	330,082
Common stock warrants	—	18,461
Total	762,765	962,195

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, with the participation of our management team, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

The following report is provided by management in respect of our internal control over financial reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management used the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control - Integrated Framework (2013), or the COSO framework, to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, and has concluded that such internal control over financial reporting was effective.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Executive Employment Agreement

On February 26, 2025, we entered into an Executive Employment Agreement with our Chief Financial Officer, William Cooper (Executive Employment Agreement), which amends and restates Mr. Cooper’s offer letter with us dated November 12, 2024. Pursuant to the terms of the Executive Employment Agreement, in the event that we terminate Mr. Cooper’s employment without Cause (as defined in the Executive Employment Agreement) or he resigns for Good Reason (as defined in the Executive Employment Agreement), then Mr. Cooper will be entitled to the following severance benefits: (a) continuation payments over a 12 month severance period of his 12 month base salary; (b) continued coverage under COBRA with us paying the premiums, including coverage for eligible dependents, for up to 12 months, or until he becomes eligible for group health insurance coverage through a new employer or he ceases to be eligible for COBRA; and (c) the equity awards that would have vested in the 12 month period following his separation from service shall be deemed immediately vested and exercisable as of his last day of employment. These severance benefits are subject to Mr. Cooper signing a separation agreement and release of claims. All other terms of Mr. Cooper’s current employment agreement remain substantially the same.

The foregoing description of the Executive Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Executive Employment Agreement, which is attached hereto as Exhibit 10.30 to this Annual Report on Form 10-K and is incorporated herein by reference in its entirety.

Trading Arrangements of Directors and Executive Officers

During the fiscal quarter ended December 31, 2024, no Section 16 officer or director adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule10b5-1 trading arrangement” (as each defined in Item 408 of Regulation S-K of the Exchange Act), except as set forth in the table below.

Name & Title	Action Taken	Date Adopted	Type of Trading Arrangement (1)	Total Shares of Common Stock to be Sold (2)	Duration of Trading Arrangement (3)
Sanjeev Aggarwal, Chief Executive Officer	Adoption	12/6/2024	Rule 10b5-1 Trading Arrangement	Up to 100,000	1/9/2026

(1)	Except as indicated by a footnote, each trading arrangement marked as “Rule 10b5-1 Trading Arrangement” is a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, as amended.
(2)	The number of shares to be sold under each trading arrangement represents the maximum actual number of shares issuable under the applicable stock awards. The actual number of shares to be sold under each trading arrangement will depend on the achievement of applicable conditions under the stock awards and the number of shares withheld to satisfy tax obligations upon the vesting of the awards.
(3)	Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permitted or only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2025 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2024, under the headings “Management,” “Proposal 1 - Election of Directors,” “Board Committees and Meetings,” and, to the extent applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

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

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. In addition, it is our intent to comply with applicable laws and regulations relating to trading in our securities. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Item 11. Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” and “Compensation of Non-Employee Board Members” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Party Transactions” and “Corporate Governance”, respectively, in our Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

Information in response to this Item is included in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	10/13/2016

3.1.1	Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	5/22/2019

3.1.2	Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	5/27/2020

3.1.3	Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	5/25/2023

3.2	Amended and Restated Bylaws.	8-K	001-37900	3.2	5/22/2019

4.1	Form of Common Stock Certificate of the registrant.	S-1	333-213569	4.1	9/09/2016

4.4	Description of Common Stock.	10-K	001-37900	4.4	3/04/2021

10.1†	Form of Indemnity Agreement between the registrant and its directors and officers.	S-1	333-213569	10.1	9/09/2016

10.2†	2008 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1/A	333-213569	10.2	9/26/2016

10.3†	Amended and Restated 2016 Equity Incentive Plan.	8-K	001-37900	10.1	5/22/2018

10.3.1†	First Amendment to the Amended and Restated 2016 Equity Incentive Plan.	8-K	001-37900	10.1	5/25/2021

10.4†	Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise used with the 2016 Equity Incentive Plan.	S-1/A	333-213569	10.3	9/26/2016

10.5†	Form of Restricted Stock Unit Award Agreement under the 2016 Equity Incentive Plan.	10-Q	001-37900	10.3	11/13/2017

10.6†	2016 Employee Stock Purchase Plan.	S-1/A	333-213569	10.4	9/26/2016

10.7	Lease, dated as of June 6, 2008, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.5	9/09/2016

10.7.1	Amendment No. 1 to Lease, dated as of February 2, 2009, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.6	9/09/2016

10.7.2	Amendment No. 2 to Lease, dated as of February 18, 2010, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.7	9/09/2016

10.7.3	Amendment No. 3 to Lease, dated as of July 20, 2011, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.8	9/09/2016

10.7.4	Amendment No. 4 to Lease, dated as of June, 2014 by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.9	9/09/2016

10.7.5	Amendment No. 5 to Lease, dated as of March 22, 2017 by and between the registrant and Freescale Semiconductor, Inc.	8-K	001-37900	10.1	3/28/2017

10.7.6	Amendment No. 6 to Lease, dated as of October 31, 2017 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-K	001-37900	10.40	3/15/2018

10.7.7	Amendment No. 7 to Lease, effective as of June 30, 2018 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-Q	001-37900	10.1	11/14/2018

10.7.8	Amendment No. 8 to Lease, effective as of November 30, 2019 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-K	001-37900	10.15	3/13/2020

10.7.9	Amendment No. 9 to Lease, effective as of March 31, 2020 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-Q	001-37900	10.2	8/06/2020

10.7.10	Amendment No. 10 to Lease, effective as of February 12, 2022 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-K	001-37900	10.7.10	3/2/2023

10.9	Commercial Industrial Lease Agreement, dated as of May 18, 2012 by and between the registrant and Principal Life Insurance Company.	S-1	333-213569	10.17	9/09/2016

10.9.1	Amendment No. 1 to Commercial Industrial Lease Agreement, dated August 12, 2016 by and between the registrant and Legacy Stonelake JV-T, LLC, successor in interest to Principal Life Insurance Company.	S-1	333-213569	10.22	9/09/2016

10.10	Sublease Agreement, dated January 31, 2017 by and between the registrant and NXP USA, Inc. and Consent to of Landlord to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001-37900	10.1	3/28/2017

10.10.1	First Amendment to Sublease Agreement, dated February 13, 2017, by and between the registrant and NXP USA, Inc. and Consent of Landlord to Amendment to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001-37900	10.2	3/28/2017

10.10.2	Second Amendment to Sublease Agreement dated March 2, 2017 by and between the registrant and NXP USA, Inc. and Consent of Landlord to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001-37900	10.3	3/28/2017

10.10.3	Third Amendment to Sublease Agreement, dated October 17, 2017 by and between the registrant and NXP USA, Inc. and Consent of Landlord to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	10-K	001-37900	10.39	3/15/2018

10.11++	STT-MRAM Joint Development Agreement, dated as of October 17, 2014 by and between the registrant and GLOBALFOUNDRIES Inc.	10-Q	001-37900	10.1	11/2/2023

10.11.1++	Amendment No. 1 to the STT-MRAM Joint Development Agreement, dated as of May 27, 2016 by and between the registrant and GLOBALFOUNDRIES Inc.	10-Q	001-37900	10.2	11/2/2023

10.11.2++	Amendment No. 2 to the STT-MRAM Joint Development Agreement, effective as of July 25, 2017 by and between the registrant and GLOBALFOUNDRIES Inc.	10-K	001-37900	10.11.2	3/04/2021

10.11.3++	Amendment No. 3 to the STT-MRAM Joint Development Agreement, effective as of January 1, 2018 by and between the registrant and GLOBALFOUNDRIES Inc.	10-Q	001-37900	10.3	11/2/2023

10.11.4++	Amendment No. 4 to the STT-MRAM Joint Development Agreement, effective as of December 31, 2019 by and between the registrant and GLOBALFOUNDRIES, Inc.	10-K	001-37900	10.11.4	3/04/2021

10.12+	Manufacturing Agreement, dated as of October 23, 2014 by and between the registrant and GLOBALFOUNDRIES Singapore Pte. Ltd.	S-1	333-213569	10.20	9/09/2016

10.13	Restricted Stock Purchase Agreement, dated as of October 21, 2014 by and between the registrant and GLOBALFOUNDRIES Inc.	S-1	333-213569	10.21	9/09/2016

10.14	Common Stock Purchase Agreement, dated as of September 23, 2016 by and between the registrant and GigaDevice (HK) Limited.	S-1/A	333-213569	10.23	9/26/2016

10.15	Subcontract Agreement, dated as of October 3, 2022, by and between the registrant and QuickLogic Corporation.	10-Q	001-37900	10.2	11/10/2022

10.16†	Non-employee Director Compensation Program, as Amended.	10-Q	001-37900	10.1	5/4/2023

10.17†	Offer Letter, dated December 30, 2020, by and between the registrant and Darin Billerbeck.	10-K	001-37900	10.26	3/04/2021

10.18†	Executive Employment Agreement, effective as of April 3, 2021, by and between the registrant and Sanjeev Aggarwal.	8-K	001-37900	10.1	7/22/2021

10.19†	Executive Employment Agreement, effective as of July 2, 2021, by and between the registrant and Anuj Aggarwal.	8-K	001-37900	10.2	7/22/2021

10.20†	First Amendment to Executive Employment Agreement, effective as of March 14, 2022, by and between the registrant and Sanjeev Aggarwal.	8-K	001-37900	10.1	3/02/2022

10.21†	First Amendment to Offer Letter, effective as of March 14, 2022, by and between the registrant and Darin Billerbeck.	8-K	001-37900	10.2	3/02/2022

10.22†	First Amendment to Executive Employment Agreement, effective as of March 14, 2022, by and between the registrant and Anuj Aggarwal.	8-K	001-37900	10.3	3/02/2022

10.23†	Amended and Restated Executive Severance and Change in Control Plan.	10-Q	001-37900	10.2	5/02/2024

10.24†	Restricted Stock Unit Grants to Executive Chairman, CEO and CFO.	8-K	001-37900	Item 5.02	5/12/2022

10.25†	Offer Letter, dated July 10, 2018, by and between the registrant and David Schrenk.	10-Q	001-37900	10.1	5/02/2024

10.26†	Offer Letter, dated July 16, 2024, by and between the registrant and Matthew Tenorio.	8-K	001-37900	10.1	7/18/2024

10.27†	Separation Letter, dated July 17, 2024, by and between the registrant and Anuj Aggarwal.	10-Q	001-37900	10.2	11/05/2024

10.28†˄	Joint Development Agreement, dated August 8, 2024, by and between the registrant and Frontgrade Colorado Springs LLC.	10-Q	001-37900	10.3	11/05/2024

10.29†	Offer Letter, dated November 12, 2024, by and between the registrant and William Cooper.	8-K	001-37900	10.1	1/08/2025

10.30†*	Executive Employment Agreement, dated February 26, 2025, by and between the registrant and William Cooper.

19.1*	Insider Trading and Trading Window Policy

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Incentive Compensation Recoupment Policy	10-K	001-37900	97.1	2/29/2024

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

˄

Portions of the exhibit have been omitted pursuant to Item 601(b) of Regulation S-K because the omitted information is (a) not material and (b) the type of information that the Registrant both customarily and actually treats as private and confidential. In addition, certain exhibits and schedules to the exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

†	Indicates a management contract or compensatory plan.

(b) We have filed or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the Exhibit Index immediately above.

(c) See Item 15(a)2 above.

Item 16. Form 10-K Summary

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chandler, Arizona, on February 27, 2025.

Everspin Technologies, Inc.

By:	/s/ Sanjeev Aggarwal
Sanjeev Aggarwal
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ William Cooper
William Cooper
Chief Financial Officer
(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sanjeev Aggarwal and William Cooper, and each of them, as his true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him and in his name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sanjeev Aggarwal	Chief Executive Officer and Director	February 27, 2025
Sanjeev Aggarwal	(Principal Executive Officer)

/s/ William Cooper	Chief Financial Officer	February 27, 2025
William Cooper	(Principal Financial and Accounting Officer)

/s/ Darin G. Billerbeck	Chairman of the Board	February 27, 2025
Darin G. Billerbeck

/s/ Lawrence G. Finch	Director	February 27, 2025
Lawrence G. Finch

/s/ Geoff Ribar	Director	February 27, 2025
Geoff Ribar

/s/ Tara Long	Director	February 27, 2025
Tara Long

/s/ Glen Hawk	Director	February 27, 2025
Glen Hawk

/s/ Douglas Mitchell	Director	February 27, 2025
Douglas Mitchell