Form 10-Q
period 2025-03-31
EVERSPIN TECHNOLOGIES INC.
filed 2025-04-30
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the Registrant’s Common Stock outstanding as of April 25, 2025, was 22,467,446.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Everspin Technologies,” “Everspin,” and “the Company” refer to Everspin Technologies, Inc. The Everspin logo and other trade names, trademarks or service marks of Everspin Technologies are the property of Everspin Technologies, Inc. This report contains references to our trademarks and to trademarks belonging to other entities. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$42,158	$42,097
Accounts receivable, net	12,565	11,722
Inventory	10,991	9,110
Prepaid expenses and other current assets	1,037	1,272
Total current assets	66,751	64,201
Property and equipment, net	3,671	3,220
Intangible assets, net	2,973	3,416
Right-of-use assets	4,230	4,549
Other assets	2,605	2,403
Total assets	$80,230	$77,789

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,182	$2,278
Accrued liabilities	2,556	2,449
Deferred revenue	1,140	78
Lease liabilities, current portion	1,323	1,306
Contract obligations	2,598	2,034
Software liabilities, current portion	1,769	1,769
Total current liabilities	12,568	9,914
Lease liabilities, net of current portion	2,998	3,336
Software liabilities, net of current portion	1,345	1,784
Long-term income tax liability	286	162
Total liabilities	$17,197	$15,196
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 22,352,145 and 22,059,697 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	201,066	199,460
Accumulated deficit	(138,035)	(136,869)
Total stockholders’ equity	63,033	62,593
Total liabilities and stockholders’ equity	$80,230	$77,789

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Product sales	$11,026	$10,860
Licensing, royalty, patent, and other revenue	2,112	3,570
Total revenue	13,138	14,430
Cost of product sales	6,029	6,002
Cost of licensing, royalty, patent, and other revenue	356	268
Total cost of sales	6,385	6,270
Gross profit	6,753	8,160
Operating expenses:
Research and development	3,356	3,418
General and administrative	3,838	4,036
Sales and marketing	1,491	1,306
Total operating expenses	8,685	8,760
Loss from operations	(1,932)	(600)
Interest income	408	439
Other income (expense), net	388	(41)
Net loss before income taxes	(1,136)	(202)
Income tax expense	(30)	—
Net loss and comprehensive loss	$(1,166)	$(202)
Net loss per common share:
Basic	$(0.05)	$(0.01)
Diluted	$(0.05)	$(0.01)
Weighted average shares of common stock outstanding:
Basic	22,188,114	21,252,359
Diluted	22,188,114	21,252,359

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31, 2025
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	22,059,697	$2	$199,460	$(136,869)	$62,593
Exercise of stock options	10,620	—	29	—	29
Issuance of common stock under stock incentive plans	281,828	—	—	—	—
Stock-based compensation expense	—	—	1,577	—	1,577
Net loss	—	—	—	(1,166)	(1,166)
Balance at March 31, 2025	22,352,145	$2	$201,066	$(138,035)	$63,033

	Three Months Ended March 31, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	21,080,472	$2	$191,569	$(137,650)	$53,921
Exercise of stock options	96,116	—	353	—	353
Issuance of common stock under stock incentive plans	229,923	—	—	—	—
Stock-based compensation expense	—	—	1,714	—	1,714
Net loss	—	—	—	(202)	(202)
Balance at March 31, 2024	21,406,511	$2	$193,636	$(137,852)	$55,786

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(1,166)	$(202)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	846	398
Stock-based compensation	1,577	1,714
Changes in operating assets and liabilities:
Accounts receivable	(843)	(1,524)
Inventory	(1,881)	338
Prepaid expenses and other current assets	235	538
Other assets	(56)	—
Accounts payable	1,066	(36)
Accrued liabilities	(103)	(2,266)
Deferred revenue	1,062	(255)
Contract obligations	564	—
Lease liabilities, net	15	2
Long-term income tax liability	124	—
Net cash provided by (used in) operating activities	1,440	(1,293)
Cash flows from investing activities
Purchases of property and equipment	(913)	(1,205)
Purchases of intangible assets	(478)	—
Net cash used in investing activities	(1,391)	(1,205)
Cash flows from financing activities
Payments on finance leases	(17)	—
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	29	353
Net cash provided by financing activities	12	353
Net increase (decrease) in cash and cash equivalents	61	(2,145)
Cash and cash equivalents at beginning of period	42,097	36,946
Cash and cash equivalents at end of period	$42,158	$34,801
Supplementary cash flow information:
Operating cash flows paid for operating leases	$353	$349
Financing cash flows paid for finance leases	$17	$8
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$297
Purchases of property and equipment in accounts payable and accrued liabilities	$230	$—

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2024, has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation. Specifically, interest income was previously presented within other income (expense), net for the three months ended March 31, 2024 in the Quarterly Report on Form 10-Q filed with the SEC on May 2, 2024. Interest income is presented separately in the unaudited condensed statement of operations and comprehensive loss within these financial statements.

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

Segment Information

The Company’s MRAM technology solutions are sold as products and services through MRAM-based products, licenses and royalties of MRAM and magnetic sensor technology and backend foundry and design services. The Company identifies and manages the business activities in one reportable segment. The Company’s Chief Executive

Officer is the Chief Operating Decision Maker (CODM). The CODM utilizes the Company’s long-range plan, which includes product development roadmaps and long-range financial models, as a key input to resource allocation. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using net income. Significant segment expenses within net income are those separately presented on the Company’s statements of operations and comprehensive loss, which include cost of sales, research and development, general and administrative, and sales and marketing expenses.

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

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Trade accounts receivable	$12,794	$11,944
Unbilled accounts receivable	196	187
Allowance for product returns and price adjustments	(425)	(409)
Accounts receivable, net	$12,565	$11,722

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

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31,	December 31,
Customers	2025	2024	2025	2024
Customer A	19%	*	19%	*
Customer B	*	21%	*	*
Customer C	11%	24%	37%	61%
Customer D	11%	*	*	*

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$33,613	$—	$—	$33,613
Total assets measured at fair value	$33,613	$—	$—	$33,613

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$33,617	$—	$—	$33,617
Total assets measured at fair value	$33,617	$—	$—	$33,617

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves income tax disclosure requirements, primarily through disaggregated information about effective income tax rate reconciliation and additional disclosures regarding income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2024.

The Company adopted ASU 2023-09 effective January 1, 2025, on a prospective basis. The adoption of ASU 2023-09 did not have a significant impact to the condensed financial statements.

Recently Issued Accounting Pronouncements Under Evaluation

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations, as well as disclosures about selling expenses. ASU 2024-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, on a prospective basis, with the option for retrospective application. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact that the standard will have on its condensed financial statements.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed financial statements.

3. Statements of Operations and Comprehensive Loss Components

Revenue

The Company sells products to its distributors, original design manufacturers (ODMs), and original equipment manufacturers (OEMs). The Company also recognizes revenue under licensing, patent, and royalty agreements with some customers.

The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Three Months Ended March 31,
	2025	2024
Distributor	$7,918	$10,287
Non-distributor	5,220	4,143
Total revenue	$13,138	$14,430

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended March 31,
	2025	2024
Point in time	$11,158	$10,967
Over time	1,980	3,463
Total revenue	$13,138	$14,430

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended March 31,
	2025	2024
Product sales	$11,026	$10,860
Licensing	511	3,221
Royalties	132	107
Other revenue	1,469	242
Total revenue	$13,138	$14,430

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

	Three Months Ended March 31,
	2025	2024
APAC	$7,259	$6,930
North America	2,483	4,708
EMEA	3,396	2,792
Total revenue	$13,138	$14,430

Other Income (Expense), Net

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

The Award is not in the ordinary course of the Company’s business and hence not a contract with a customer. The Company has applied the revenue recognition principles under Accounting Standards Codification 606 by analogy.

During the three months ended March 31, 2025, the Company billed $1.0 million relating to the Award and recorded $0.4 million of other income. The Company has recorded this other income using an input method based on costs incurred to date relative to the total expected costs of the Award over its term. The remaining $0.6 million of the billed amount for the Award is recorded as contract obligations liability on the condensed balance sheets. This amount represents the Company’s obligation to perform future services for which the Company has received or is entitled to receive payment but which are not yet fulfilled.

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$157	$238
Work-in-process	9,120	7,510
Finished goods	1,714	1,362
Total inventory	$10,991	$9,110

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Manufacturing equipment	$14,814	$14,199
Computer and network equipment	608	602
Furniture and fixtures	113	113
Construction in Progress	144	—
Leasehold improvements	1,476	1,476
Total property and equipment, gross	17,155	16,390
Less: accumulated depreciation	(13,484)	(13,170)
Total property and equipment, net	$3,671	$3,220

Depreciation and amortization expense during the three months ended March 31, 2025 and 2024 was $0.4 million and $0.4 million, respectively.

Intangible Assets, Net

The gross carrying amounts and accumulated amortization of intangible assets are as follows at the dates indicated (in thousands):

	March 31, 2025
	Weighted-
	Average			Net
	Life	Gross Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount
Internal-use software	1.8	$4,389	$(1,416)	$2,973
Total intangible assets		$4,389	$(1,416)	$2,973

	December 31, 2024
	Weighted-
	Average			Net
	Life	Gross Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount
Internal-use software	2.0	$4,389	$(973)	$3,416
Total intangible assets		$4,389	$(973)	$3,416

Amortization expense for the intangible assets was $0.4 million and zero for the three months ended March 31, 2025 and 2024, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Payroll-related expenses	$882	$1,606
Inventory	466	157
Other	1,208	686
Total accrued liabilities	$2,556	$2,449

Deferred Revenue

In March 2025, the Company renewed a contractual arrangement with a customer for the development of a strategic radiation hardened (“RAD-Hard”) field programmable gate array product. The total consideration in the arrangement is $1.2 million. The Company is recognizing revenue related to the performance obligation over time using the input method based on costs incurred to date relative to the total expected costs of the contract and began recognizing revenue in the first quarter of 2025. As of March 31, 2025, the Company has billed $0.2 million for the performance under the agreement and has recognized $0.1 million in revenue for the three months ended March 31, 2025, with the $0.1 million difference in deferred revenue. The Company expects to recognize the remaining $0.1 million of the transaction price as services are performed throughout the contractual period and performance is expected to be complete in the year ended December 31, 2025.

The Company concluded this contractual arrangement represents one arrangement and evaluated its promises to the customer and whether the performance obligations granted under the arrangement were distinct. The licenses provided to the customer are not transferable, are of limited value without the promised development services, and the customer cannot benefit from the license agreements without the specific obligated services in the development subcontract, as there is strong interdependency between the licenses and the development subcontract. Accordingly, the Company determined the licenses were not distinct within the context of the contract and combined the license with other performance obligations.

In January 2025, the Company executed a contractual arrangement with a customer to provide engineering services supporting the customer’s development that uses capabilities of MRAM for in-memory computing. The total consideration in the arrangement is $4.1 million. The Company is recognizing revenue related to the performance obligation over time using the input method based on costs incurred to date relative to the total expected costs of the contract and began recognizing revenue in the first quarter of 2025. As of March 31, 2025, the Company has billed $2.2 million for the performance under the agreement and has recognized $1.2 million in revenue for the three months ended March 31, 2025, with the $1.0 difference in deferred revenue. The Company expects to recognize the remaining $1.0 million of the transaction price as services are performed throughout the contractual period and performance is expected to be complete in the year ended December 31, 2025.

The Company concluded that this contractual arrangement represents one arrangement and assessed the nature of the promises made to the customer to determine whether the performance obligations were distinct. The Company determined that the engineering services are not separately identifiable from the promised development services, as the engineering services are highly interrelated with, and dependent upon, the overall development services over the life of the contract. Accordingly, the Company concluded that the engineering services are not distinct within the context of the contract and, therefore, should be combined with the other promised services into a single performance obligation.

5. Leases

Operating leases consist primarily of office space and manufacturing facilities expiring at various dates through 2029. Finance leases relate to server leases expiring at various dates through 2029. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The undiscounted future non-cancellable lease payments under the Company’s operating and finance leases were as follows (in thousands):

As of March 31, 2025	Amount
Remainder of 2025	$1,112
2026	1,497
2027	1,380
2028	595
Thereafter	46
Total lease payments	4,630
Less: imputed interest	(309)
Total lease liabilities	4,321
Less: current portion of lease liabilities	(1,323)
Total lease liabilities, net of current portion	$2,998

Other information related to the Company’s operating lease liabilities was as follows:

	March 31,	December 31,
	2025	2024
Weighted-average remaining lease term (years)	3.16	3.39
Weighted-average discount rate	4.50%	4.50%

Other information related to the Company’s finance lease liabilities was as follows:

	March 31,	December 31,
	2025	2024
Weighted-average remaining lease term (years)	3.92	4.15
Weighted-average discount rate	3.90%	3.90%

6. Stock-Based Compensation

Share-Based Compensation Expense

The following table presents the details of the Company’s share-based compensation expense (in thousands):

	Three Months Ended March 31,
	2025	2024
General and administrative	$717	$980
Research and development	497	580
Sales and marketing	177	154
Cost of sales	186	—
Total stock-based compensation	$1,577	$1,714

Summary of Stock Option Activity

The following table summarizes the stock option activity for the three months ended March 31, 2025:

	Options Outstanding
		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price Per	Contractual	Value
	Options	Share	Life (years)	(In thousands)
Balance—December 31, 2024	1,521,857	$6.04	5.9	$1,507
Options granted	—
Options exercised	(10,620)	2.75		$31
Options cancelled/forfeited	(2,126)	7.49
Balance—March 31, 2025	1,509,111	$6.06	5.7	$671
Options exercisable—March 31, 2025	1,407,156	$5.94	5.6	$671

The total grant date fair value of options vested was $0.2 million and $0.3 million during the three months ended March 31, 2025 and 2024, respectively.

No options were granted in the three months ended March 31, 2025 or 2024.

As of March 31, 2025, there was $0.5 million of total unrecognized stock-based compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 0.91 years. Stock-based compensation cost for options capitalized within inventory at March 31, 2025 and 2024 was not material.

2016 Employee Stock Purchase Plan

In January 2025, there was an increase of 220,596 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP) pursuant to the terms of the ESPP. The Company had 1,252,396 shares available for future issuance under the Company’s ESPP as of March 31, 2025. Employees did not purchase any shares during the three months ended March 31, 2025 and 2024.

Restricted Stock Units

The following table summarizes restricted stock units (RSUs) activity for the three months ended March 31, 2025:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2024	987,965	$7.89
Granted	781,336	$5.71
Vested	(281,828)	$7.28
Cancelled/forfeited	(4,853)	$6.85
Balance—March 31, 2025	1,482,620	$6.86

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date.

As of March 31, 2025, there was $9.4 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.4 years. Stock-based compensation cost related to RSUs capitalized within inventory at March 31, 2025 and 2024 was not material.

7. Significant Agreements

GLOBALFOUNDRIES, Inc. Joint Development Agreement

Since October 17, 2014, the Company has participated in a joint development agreement (JDA) with GLOBALFOUNDRIES Inc. (GLOBALFOUNDRIES), a semiconductor foundry, for the joint development of Spin-transfer Torque MRAM (STT-MRAM), technology to produce a family of discrete and embedded MRAM technologies. The term of the JDA is until the completion, termination, or expiration of the last statement of work entered into pursuant to the JDA. The JDA was extended on December 31, 2019, to include a new phase of support for 12nm MRAM development.

Under the current JDA extension terms, each party licenses its relevant intellectual property to the other party. For certain jointly developed works, the parties have agreed to follow an invention allocation procedure to determine ownership. In addition, GLOBALFOUNDRIES possesses the exclusive right to manufacture the Company’s discrete and embedded STT-MRAM devices developed pursuant to the JDA until the earlier of three years after the qualification of the MRAM device for a particular technology node or four years after the completion of the relevant statement of work under which the device was developed. For the same exclusivity period associated with the relevant device, GLOBALFOUNDRIES agreed not to license intellectual property developed in connection with the JDA to named competitors of the Company.

If GLOBALFOUNDRIES manufactures, sells, or transfers to customers wafers containing production quantified STT-MRAM devices that utilize certain design information, GLOBALFOUNDRIES will be required to pay the Company a royalty.

8. Net (Loss) Income Per Common Share

Basic net (loss) income per common share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding for the period less shares subject to repurchase, without consideration of potentially dilutive securities. Diluted earnings per share is calculated using the treasury stock method by dividing net (loss) income by the total weighted average shares of common stock outstanding in addition to the potential impact of dilutive securities including restricted stock units, warrants, and options. In periods with a net loss, potentially dilutive securities are excluded from the Company’s calculation of earnings per share as their inclusion would have an antidilutive effect.

The following tables set forth the computation of basic and diluted net (loss) income per share attributable to common stockholders (in thousands, except share and per share amounts):

Basic and diluted EPS

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(1,166)	$(202)
Net income attributable to common stockholders, diluted	$(1,166)	$(202)
Denominator:
Weighted-average shares of common stock outstanding, basic	22,188,114	21,252,359
Weighted-average shares of common stock outstanding, diluted	22,188,114	21,252,359
Net loss per common share, diluted	$(0.05)	$(0.01)

Potentially dilutive securities representing 1.8 million and 1.5 million stock options and RSUs that were outstanding during the three months ended March 31, 2025, and 2024, respectively, were excluded from the computation of diluted earnings per common share during these periods as their inclusion would have an antidilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes included in Part I, Item 1 of this report and with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Key Metrics

We monitor a variety of key financial metrics to help us evaluate trends, establish budgets, measure the effectiveness of our business strategies, and assess operational efficiencies. These financial metrics include revenue, gross margin, operating expenses and operating income determined in accordance with GAAP. Additionally, we monitor and project cash flow to determine our sources and uses for working capital to fund our operations. We also monitor Adjusted net income, a non-GAAP financial measure, and design wins. We define Adjusted net income as net income adjusted for stock-based compensation expense.

Adjusted net income. Our management and board of directors use Adjusted net income to assess and evaluate our overall performance and financial trends, inform the annual budgeting process, and guide both short-term and long-term operational and strategic planning. As such, we believe Adjusted net income provides meaningful insight for investors into our financial performance, consistent with how our management team and board view and analyze our results. Adjusted net income is a non-GAAP financial measure and should be considered alongside, but not as a replacement for or superior to, net income as reported in accordance with GAAP. The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to Adjusted net income for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Adjusted Net Income (Loss) reconciliation:
Net loss	$(1,166)	$(202)
Stock-based compensation expense	1,577	1,714
Adjusted Net Income	$411	$1,512

Results of Operations

The following tables set forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2025	2024	2025	2024

	(In thousands)		(As a percentage of revenue)
Product sales	$11,026	$10,860	84%	75%
Licensing, royalty, patent, and other revenue	2,112	3,570	16	25
Total revenue	13,138	14,430	100	100
Cost of product sales	6,029	6,002	46	42
Cost of licensing, royalty, patent, and other revenue	356	268	3	2
Total cost of sales	6,385	6,270	49	43
Gross profit	6,753	8,160	51	57
Operating expenses:
Research and development	3,356	3,418	26	24
General and administrative	3,838	4,036	29	28
Sales and marketing	1,491	1,306	11	9
Total operating expenses	8,685	8,760	66	61
Loss from operations	(1,932)	(600)	(15)	(4)
Interest income	408	439	3	3
Other income (expense), net	388	(41)	3	—
Net loss before income taxes	(1,136)	(202)	(9)	(1)
Income tax expense	(30)	—	—	—
Net loss	$(1,166)	$(202)	(9)%	(1)%

Comparison of the three months ended March 31, 2025 and 2024

Revenue

We generated 60% and 71% of our revenue from products sold to distributors for the three months ended March 31, 2025 and 2024, respectively.

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

	Three Months Ended March 31,
	2025	2024
APAC	$7,259	$6,930
North America	2,483	4,708
EMEA	3,396	2,792
Total revenue	$13,138	$14,430

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Product sales	$11,026	$10,860	$166	1.5%
Licensing, royalty, patent, and other revenue	2,112	3,570	(1,458)	(40.8)%
Total revenue	$13,138	$14,430	$(1,292)	(9.0)%

Total revenue decreased by $1.3 million, or 9.0%, from $14.4 million during the three months ended March 31, 2024 to $13.1 million during the three months ended March 31, 2025. The decrease was primarily due to a decrease in licensing, royalty, patent, and other revenue of $1.5 million. Licensing, royalty, patent, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Our best estimate of royalty revenue earned is made throughout the year for royalty contracts with an annual performance period, with an annual adjustment recognized for actual sales in the first quarter of each fiscal year. Licensing, royalty, patent, and other revenue decreased by $1.5 million, or 40.8% from $3.6 million during the three months ended March 31, 2024, to $2.1 million during the three months ended March 31, 2025. The decrease was primarily due to the progression of our contractual agreements with customers for the development of RAD-Hard products, along with the conclusion of a contractual arrangement with a customer for the development of reliability models for strategic radiation hardened toggle MRAM, partially offset by a new agreement for the development of an AI technology application.

Cost of Sales and Gross Margin

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Cost of product sales	$6,029	$6,002	$27	0.4%
Cost of licensing, royalty, patent, and other revenue	356	268	88	32.8%
Total cost of sales	$6,385	$6,270	$115	1.8%
Gross margin	51.4%	56.5%	*	*

Cost of product sales remained consistent at $6.0 million during the three months ended March 31, 2025 and 2024. Cost of product sales relate primarily to costs of our toggle and STT products.

Cost of licensing, royalty, patent, and other revenue slightly increased by $0.1 million, or 32.8% from $0.3 million during the three months ended March 31, 2024, to $0.4 million during the three months ended March 31, 2025. The increase was primarily due to an increase in licensing costs related to labor and materials associated with the progression of our RAD-Hard projects.

Gross margin decreased from 56.5% during the three months ended March 31, 2024, to 51.4% during the three months ended March 31, 2025. Gross margin decreased as a result of a shift in product mix, a decrease in FAB loadings, and a decrease in licensing revenue partially offset by increased yields on our toggle products.

Operating Expenses

Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant components of each of our operating expense categories.

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Research and development	$3,356	$3,418	$(62)	(1.8)%
Research and development as a % of revenue	26%	24%

Research and Development Expenses. Research and development expenses remained consistent at $3.4 million during the three months ended March 31, 2025 and 2024. Research and development expenses relate primarily to the development and enhancement of our new Extended Serial Peripheral Interface (xSPI) family of STT-MRAM products, which offer high-performance, multiple I/O, SPI-compatibility and feature a high-speed, low pin count SPI compatible interface, and increases in share-based compensation.

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
General and administrative	$3,838	$4,036	$(198)	(4.9)%
General and administrative as a % of revenue	29%	28%

General and Administrative Expenses. General and administrative expenses decreased by $0.2 million, or 4.9%, from $4.0 million during the three months ended March 31, 2024, to $3.8 million during the three months ended March 31, 2025. The decrease is primarily due to reduced professional services costs.

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Sales and marketing	$1,491	$1,306	$185	14.2%
Sales and marketing as a % of revenue	11%	9%

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.2 million, or 14.2%, from $1.3 million during the three months ended March 31, 2024, to $1.5 million during the three months ended March 31, 2025. Sales and marketing expenses relate primarily to compensation costs and contract labor.

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Interest income	$408	$439	$(31)	(7.1)%

Interest income remained consistent at $0.4 million during the three months ended March 31, 2025 and 2024.

Other Income (Expense), Net

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Other income (expense), net	$388	$(41)	$429	(1,046.3)%

Other income (expense), net increased by $0.4 million, or 1,046.3%, from $0.04 million other expense during the three months ended March 31, 2024, to $0.4 million other income during the three months ended March 31, 2025. Other income relates primarily to other income recognized from a strategic award received by the Company to develop a long-term plan to provide manufacturing services for aerospace and defense segments.

Liquidity and Capital Resources

As of March 31, 2025, we had $42.2 million of cash and cash equivalents, compared to $42.1 million as of December 31, 2024. We believe our cash and cash equivalents are sufficient to meet our anticipated capital requirements in the next 12 months. Our future capital requirements will depend on many factors, including, among other things, our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Cash provided by (used in) operating activities	$1,440	$(1,293)
Cash used in investing activities	(1,391)	(1,205)
Cash provided by financing activities	12	353

Cash Flows From Operating Activities

During the three months ended March 31, 2025, cash provided by operating activities was $1.4 million, which consisted of net loss of $1.2 million, non-cash charges of $2.4 million and changes of net operating assets and liabilities of $0.2 million. The non-cash charges primarily consisted of stock-based compensation of $1.6 million, depreciation and amortization of $0.8 million. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable of $1.1 million, an increase in deferred revenue of $1.1 million, an increase in contract obligations of $0.6 million, a decrease in prepaid expenses and other current assets of $0.2 million, offset by an increase in inventory of $1.9 million, and an increase in accounts receivable of $0.8 million.

During the three months ended March 31, 2024, cash used in operating activities was $1.3 million, which consisted of net loss of $0.2 million, cash provided by non-cash charges of $2.1 million and changes of net operating assets and liabilities of $3.3 million. The non-cash charges consisted of stock-based compensation of $1.7 million and depreciation and amortization of $0.4 million. The use of cash due to the change in our net operating assets and liabilities was primarily due to an increase in accounts receivable of $1.5 million due to timing of cash receipts for outstanding balances, offset by a decrease in inventory of $0.3 million, a decrease in prepaid and other current assets of $0.5 million, a decrease in accrued liabilities of $2.3 million, and a decrease in deferred revenue of $0.3 million.

Cash Flows From Investing Activities

Cash used in investing activities during the three months ended March 31, 2025 was $1.4 million primarily due to $0.9 million in purchases of manufacturing equipment and $0.5 million in purchase of intangible assets.

Cash used in investing activities during the three months ended March 31, 2024 was $1.2 million primarily for the purchases of manufacturing equipment.

Cash Flows From Financing Activities

Cash provided by financing activities during the three months ended March 31, 2025 was $0.01 million, consisting of proceeds from the exercise of employee stock options and purchase of shares under our employee stock purchase plan, offset by payments of finance leases.

Cash provided by financing activities during the three months ended March 31, 2024 was $0.4 million, consisting of proceeds from the exercise of employee stock options.

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

There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025, that have had a material impact on our condensed financial statements and related notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for our fiscal year ended December 31, 2024 which set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

The recent announcements of substantial new tariffs and other restrictive trade policies have created a dynamic and unpredictable trade landscape, which may adversely impact our business.

Current or future tariffs or other restrictive trade measures may raise the costs of raw materials, components or finished goods, which may adversely impact both our product offerings and our operational expenses. Such cost increases may reduce our margins and require us to increase prices, which could harm our competitive position, reduce customer demand and damage customer relationships.

Trade disputes, trade restrictions, tariffs and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products or services, delay purchases or renewals, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock.

Ongoing uncertainty regarding trade policies may also complicate our short- and long-term strategic planning, and that of our partners and customers, including decisions regarding hiring, product strategy, capital investment, supply chain design and geographic expansion.

While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements of Directors and Executive Officers.

None of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined under Item 408(a) of Regulation S-K) during the quarter ended March 31, 2025.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	10/13/2016

3.1.1	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/22/2019

3.1.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/27/2020

3.1.3	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/25/2023

3.2	Amended and Restated Bylaws	8-K	001-37900	3.2	5/22/2019

10.1	Offer Letter, dated November 12, 2024, by and between the registrant and William Cooper	8-K	001-37900	10.1	1/8/2025

10.2	Executive Employment Agreement, dated February 26, 2025, by and between the registrant and William Cooper	10-K	001-37900	10.30	2/27/2025

10.3*	Non-Employee Director Compensation

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Everspin Technologies, Inc.

Date: April 30, 2025	By:	/s/ Sanjeev Aggarwal
Sanjeev Aggarwal
Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2025	By:	/s/ William Cooper
William Cooper
Chief Financial Officer
(Principal Financial Officer)