Form 10-Q
period 2025-06-30
EVERSPIN TECHNOLOGIES INC.
filed 2025-08-06
CIK 1438423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the Registrant’s Common Stock outstanding as of August 1, 2025, was 22,625,107.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Everspin Technologies,” “Everspin,” and the “Company” refer to Everspin Technologies, Inc. The Everspin logo and other trade names, trademarks or service marks of Everspin Technologies are the property of Everspin Technologies, Inc. This report contains references to our trademarks and to trademarks belonging to other entities. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EVERSPIN TECHNOLOGIES, INC.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$44,962	$42,097
Accounts receivable, net	7,370	11,722
Inventory	11,306	9,110
Prepaid expenses and other current assets	1,115	1,272
Total current assets	64,753	64,201
Property and equipment, net	3,844	3,220
Intangible assets, net	2,551	3,416
Right-of-use assets	3,907	4,549
Other assets	3,867	2,403
Total assets	$78,922	$77,789

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,931	$2,278
Accrued liabilities	2,253	2,449
Deferred revenue	—	78
Lease liabilities, current portion	1,342	1,306
Contract obligations	2,733	2,034
Software liabilities, current portion	1,769	1,769
Total current liabilities	11,028	9,914
Lease liabilities, net of current portion	2,654	3,336
Software liabilities, net of current portion	905	1,784
Long-term income tax liability	260	162
Total liabilities	$14,847	$15,196
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 22,570,591 and 22,059,697 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	202,778	199,460
Accumulated deficit	(138,705)	(136,869)
Total stockholders’ equity	64,075	62,593
Total liabilities and stockholders’ equity	$78,922	$77,789

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product sales	$11,091	$9,887	$22,117	$20,747
Licensing, royalty, patent, and other revenue	2,110	749	4,222	4,319
Total revenue	13,201	10,636	26,339	25,066
Cost of product sales	6,166	5,235	12,195	11,238
Cost of licensing, royalty, patent, and other revenue	267	185	623	452
Total cost of sales	6,433	5,420	12,818	11,690
Gross profit	6,768	5,216	13,521	13,376
Operating expenses:
Research and development	3,580	3,457	6,936	6,875
General and administrative	3,642	3,254	7,480	7,290
Sales and marketing	1,507	1,324	2,998	2,630
Total operating expenses	8,729	8,035	17,414	16,795
Loss from operations	(1,961)	(2,819)	(3,893)	(3,419)
Interest income	423	423	831	862
Other income (expense), net	842	(30)	1,230	(71)
Net loss before income taxes	(696)	(2,426)	(1,832)	(2,628)
Income tax benefit (expense)	26	(76)	(4)	(76)
Net loss and comprehensive loss	$(670)	$(2,502)	$(1,836)	$(2,704)
Net loss per common share:
Basic	$(0.03)	$(0.12)	$(0.08)	$(0.13)
Diluted	$(0.03)	$(0.12)	$(0.08)	$(0.13)
Weighted average shares of common stock outstanding:
Basic	22,504,957	21,566,863	22,347,411	21,409,611
Diluted	22,504,957	21,566,863	22,347,411	21,409,611

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(Unaudited)

	Six Months Ended June 30, 2025
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	22,059,697	$2	$199,460	$(136,869)	$62,593
Exercise of stock options	10,620	—	29	—	29
Issuance of common stock under stock incentive plans	281,828	—	—	—	—
Stock-based compensation expense	—	—	1,577	—	1,577
Net loss	—	—	—	(1,166)	(1,166)
Balance at March 31, 2025	22,352,145	$2	$201,066	$(138,035)	$63,033
Exercise of stock options	12,733	—	39	—	39
Issuance of common stock under stock incentive plans	205,713	—	254	—	254
Stock-based compensation expense		—	1,419	—	1,419
Net loss	—	—	—	(670)	(670)
Balance at June 30, 2025	22,570,591	$2	$202,778	$(138,705)	$64,075

	Six Months Ended June 30, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	21,080,472	$2	$191,569	$(137,650)	$53,921
Exercise of stock options	96,116	—	353	—	353
Issuance of common stock under stock incentive plans	229,923	—	—	—	—
Stock-based compensation expense	—	—	1,714	—	1,714
Net loss	—	—	—	(202)	(202)
Balance at March 31, 2024	21,406,511	$2	$193,636	$(137,852)	$55,786
Exercise of stock options	9,549	—	35	—	35
Issuance of common stock under stock incentive plans	240,623	—	241	—	241
Stock-based compensation expense	—	—	1,862	—	1,862
Net loss	—	—	—	(2,502)	(2,502)
Balance at June 30, 2024	21,656,683	$2	$195,774	$(140,354)	$55,422

The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(1,836)	$(2,704)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,695	795
Gain on sale of property and equipment	(25)	—
Stock-based compensation	2,996	3,576
Changes in operating assets and liabilities:
Accounts receivable	4,352	1,440
Inventory	(2,196)	404
Prepaid expenses and other current assets	157	471
Other assets	(50)	1
Accounts payable	809	(595)
Accrued liabilities	(196)	(2,628)
Deferred revenue	(78)	(336)
Contract obligations	699	—
Lease liabilities, net	30	4
Long-term income tax liability	98	—
Net cash provided by operating activities	6,455	428
Cash flows from investing activities
Purchases of property and equipment	(2,901)	(1,239)
Purchases of intangible assets	(977)	—
Net cash used in investing activities	(3,878)	(1,239)
Cash flows from financing activities
Payments on finance leases	(34)	—
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	322	629
Net cash provided by financing activities	288	629
Net increase (decrease) in cash and cash equivalents	2,865	(182)
Cash and cash equivalents at beginning of period	42,097	36,946
Cash and cash equivalents at end of period	$44,962	$36,764
Supplementary cash flow information:
Cash paid for taxes	$36	$—
Operating cash flows paid for operating leases	$707	$699
Financing cash flows paid for finance leases	$34	$28
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$297
Purchases of property and equipment in accounts payable and accrued liabilities	$26	$75

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2024, has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current period presentation. Specifically, interest income was previously presented within other income (expense), net for the three and six months ended June 30, 2024 in the Quarterly Report on Form 10-Q filed with the SEC on August 2, 2024. Interest income is presented separately in the unaudited condensed statement of operations and comprehensive loss within these financial statements.

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

Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Trade accounts receivable	$7,749	$11,944
Unbilled accounts receivable	69	187
Allowance for product returns and price adjustments	(448)	(409)
Accounts receivable, net	$7,370	$11,722

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

	Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Customers	2025	2024	2025	2024	2025	2024
Customer A	14%	*	16%	*	*	*
Customer B	*	*	*	12%	*	*
Customer C	*	26%	*	25%	15%	61%
Customer D	20%	14%	15%	*	32%	*

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

The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Distributor	$8,731	$9,227	$16,649	$19,514
Non-distributor	4,470	1,409	9,690	5,552
Total revenue	$13,201	$10,636	$26,339	$25,066

The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Point in time	$11,416	$10,062	$22,574	$21,029
Over time	1,785	574	3,765	4,037
Total revenue	$13,201	$10,636	$26,339	$25,066

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product sales	$11,091	$9,887	$22,117	$20,747
Licensing	643	306	1,154	3,527
Royalties	325	175	457	282
Other revenue	1,142	268	2,611	510
Total revenue	$13,201	$10,636	$26,339	$25,066

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
APAC	$8,582	$6,310	$15,841	$13,240
North America	2,926	3,051	5,409	5,843
EMEA	1,693	1,275	5,089	5,983
Total revenue	$13,201	$10,636	$26,339	$25,066

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

During the three and six months ended June 30, 2025, the Company billed $1.0 million and $2.0 million, respectively, relating to the Award and recorded $0.9 million and $1.3 million, respectively, of other income. The Company has recorded this other income using an input method based on costs incurred to date relative to the total expected costs of the Award over its term. The remaining $0.7 million of the billed amount for the Award is recorded as contract obligations liability on the condensed balance sheets. This amount represents the Company’s obligation to perform future services for which the Company has received or is entitled to receive payment but which are not yet fulfilled.

4. Balance Sheet Components

Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$232	$238
Work-in-process	9,821	7,510
Finished goods	1,253	1,362
Total inventory	$11,306	$9,110

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Manufacturing equipment	$15,170	$14,199
Computer and network equipment	583	602
Furniture and fixtures	113	113
Construction in Progress	319	—
Leasehold improvements	1,476	1,476
Total property and equipment, gross	17,661	16,390
Less: accumulated depreciation	(13,817)	(13,170)
Total property and equipment, net	$3,844	$3,220

For the three months ended June 30, 2025 and 2024, the depreciation expense was $0.4 million and $0.4 million, respectively. For the six months ended June 30, 2025 and 2024, depreciation expense was $0.7 million and $0.8 million, respectively.

Intangible Assets, Net

The gross carrying amounts and accumulated amortization of intangible assets are as follows at the dates indicated (in thousands):

	June 30, 2025
	Weighted-
	Average			Net
	Life	Gross Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount
Internal-use software	1.5	$4,409	$(1,858)	$2,551
Total intangible assets		$4,409	$(1,858)	$2,551

	December 31, 2024
	Weighted-
	Average			Net
	Life	Gross Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount
Internal-use software	2.0	$4,389	$(973)	$3,416
Total intangible assets		$4,389	$(973)	$3,416

For the three months ended June 30, 2025 and 2024, the amortization expense for the intangible assets was $0.4 million and zero, respectively. For the six months ended June 30, 2025 and 2024, the amortization expense for the intangible assets was $0.9 million and zero, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Payroll-related expenses	$1,578	$1,606
Inventory	199	157
Other	476	686
Total accrued liabilities	$2,253	$2,449

Deferred Revenue

In March 2025, the Company renewed a contractual arrangement with a customer for the development of a strategic radiation hardened (“RAD-Hard”) field programmable gate array product. The total consideration in the arrangement is $1.2 million. The Company is recognizing revenue related to the performance obligation over time using the input method based on costs incurred to date relative to the total expected costs of the contract and began recognizing revenue in the first quarter of 2025. As of June 30, 2025, the Company has billed $0.7 million for the performance under the agreement and has recognized $0.6 million and $0.7 million in revenue for the three and six months ended June 30, 2025, with an immaterial amount in contract assets on the condensed balance sheets.

The Company evaluated the contractual arrangement and assessed the promises made to the customer to determine whether they represented distinct performance obligations. The primary deliverables consist of development services, which are interdependent and must be provided together to deliver the intended value to the customer. Accordingly, the Company concluded that the performance obligations are not distinct within the context of the contract and should be accounted for as a single combined performance obligation.

In January 2025, the Company executed a contractual arrangement with a customer to provide engineering services supporting the customer’s development that uses capabilities of MRAM for in-memory computing. The total consideration in the arrangement is $4.1 million. The Company is recognizing revenue related to the performance obligation over time using the input method based on costs incurred to date relative to the total expected costs of the contract and began recognizing revenue in the first quarter of 2025. As of June 30, 2025, the Company has billed $2.2 million for the performance under the agreement and has recognized $1.0 million and $2.2 million in revenue for the three and six months ended June 30, 2025, with no amounts in deferred revenue.

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

The undiscounted future non-cancellable lease payments under the Company’s operating and finance leases were as follows (in thousands):

As of June 30, 2025	Amount
Remainder of 2025	$742
2026	1,497
2027	1,380
2028	595
Thereafter	46
Total lease payments	4,260
Less: imputed interest	(264)
Total lease liabilities	3,996
Less: current portion of lease liabilities	(1,342)
Total lease liabilities, net of current portion	$2,654

Other information related to the Company’s operating lease liabilities was as follows:

	June 30,	December 31,
	2025	2024
Weighted-average remaining lease term (years)	2.92	3.39
Weighted-average discount rate	4.50%	4.50%

Other information related to the Company’s finance lease liabilities was as follows:

	June 30,	December 31,
	2025	2024
Weighted-average remaining lease term (years)	3.67	4.15
Weighted-average discount rate	3.90%	3.90%

6. Stock-Based Compensation

Share-Based Compensation Expense

The following table presents the details of the Company’s share-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$688	$980	$1,405	$1,960
Research and development	437	689	934	1,269
Sales and marketing	133	193	310	347
Cost of sales	161	—	347	—
Total stock-based compensation	$1,419	$1,862	$2,996	$3,576

Summary of Stock Option Activity

The following table summarizes the stock option activity for the six months ended June 30, 2025:

	Options Outstanding
		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price Per	Contractual	Value
	Options	Share	Life (years)	(In thousands)
Balance—December 31, 2024	1,521,857	$6.04	5.9	$1,507
Options granted	—
Options exercised	(23,353)	$2.91		$70
Options cancelled/forfeited	(8,252)	$6.72
Balance—June 30, 2025	1,490,252	$6.08	5.3	$1,331
Options exercisable—June 30, 2025	1,421,558	$6.00	5.3	$1,328

The total grant date fair value of options vested was $0.2 million and $0.3 million during the three months ended June 30, 2025 and 2024, respectively, and $0.4 million and $0.7 million during the six months ended June 30, 2025 and 2024, respectively.

No options were granted in the three and six months ended June 30, 2025 or 2024, respectively.

As of June 30, 2025, there was $0.3 million of total unrecognized stock-based compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 0.64 years. Stock-based compensation cost for options capitalized within inventory at June 30, 2025 and 2024 was not material.

2016 Employee Stock Purchase Plan

In January 2025, there was an increase of 220,596 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP) pursuant to the terms of the ESPP. The Company had 1,191,215 shares available for future issuance under the ESPP as of June 30, 2025. Employees purchased 61,181 shares for $254,000 during the three and six months ended June 30, 2025. Employees purchased 37,696 shares for $241,000 during the three and six months ended June 30, 2024.

Restricted Stock Units

The following table summarizes restricted stock units (RSUs) activity for the six months ended June 30, 2025:

	RSUs Outstanding
		Weighted-
		Average
	Number of	Grant Date
	Restricted Stock	Fair Value Per
	Units	Share
Balance—December 31, 2024	987,965	$7.89
Granted	885,303	$5.76
Vested	(426,610)	$7.23
Cancelled/forfeited	(17,554)	$6.93
Balance—June 30, 2025	1,429,104	$6.78

The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date.

As of June 30, 2025, there was $8.7 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.9 years. Stock-based compensation cost related to RSUs capitalized within inventory at June 30, 2025 and 2024 was not material.

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

8. Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period less shares subject to repurchase, without consideration of potentially dilutive securities. Diluted earnings per share is calculated using the treasury stock method by dividing net loss by the total weighted average shares of common stock outstanding in addition to the potential impact of dilutive securities including restricted stock units, warrants, and options. In periods with a net loss, potentially dilutive securities are excluded from the Company’s calculation of earnings per share as their inclusion would have an antidilutive effect.

The following tables set forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

Basic and diluted EPS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(670)	$(2,502)	$(1,836)	$(2,704)
Net income attributable to common stockholders, diluted	$(670)	$(2,502)	$(1,836)	$(2,704)

Denominator:
Weighted-average shares of common stock outstanding, basic	22,504,957	21,566,863	22,347,411	21,409,611
Weighted-average shares of common stock outstanding, diluted	22,504,957	21,566,863	22,347,411	21,409,611
Net loss per common share, diluted	$(0.03)	$(0.12)	$(0.08)	$(0.13)

Potentially dilutive securities representing 1.6 million and 2.1 million stock options and RSUs that were outstanding during the three months ended June 30, 2025, and 2024, respectively, and 1.6 million and 1.7 million stock options and RSUs outstanding during the six months ended June 30, 2025 and 2024, respectively, were excluded from the computation of diluted earnings per common share during these periods as their inclusion would have an antidilutive effect.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

			(in thousands)
Adjusted Net Income (Loss) reconciliation:
Net loss	$(670)	$(2,502)	$(1,836)	$(2,704)
Stock-based compensation expense	1,419	1,862	2,996	3,576
Adjusted Net Income (Loss)	$749	$(640)	$1,160	$872

Results of Operations

The following tables set forth our results of operations for the periods indicated:

	Three Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)		(As a percentage of revenue)
Product sales	$11,091	$9,887	84%	93%
Licensing, royalty, patent, and other revenue	2,110	749	16	7
Total revenue	13,201	10,636	100	100
Cost of product sales	6,166	5,235	47	49
Cost of licensing, royalty, patent, and other revenue	267	185	2	2
Total cost of sales	6,433	5,420	49	51
Gross profit	6,768	5,216	51	49
Operating expenses:
Research and development	3,580	3,457	27	33
General and administrative	3,642	3,254	28	31
Sales and marketing	1,507	1,324	11	12
Total operating expenses	8,729	8,035	66	76
Loss from operations	(1,961)	(2,819)	(15)	(27)
Interest income	423	423	3	4
Other income (expense), net	842	(30)	6	—
Net loss before income taxes	(696)	(2,426)	(5)	(23)
Income tax benefit (expense)	26	(76)	—	(1)
Net loss	$(670)	$(2,502)	(5)%	(24)%

Comparison of the three months ended June 30, 2025 and 2024

Revenue

We generated 66% and 87% of our revenue from products sold to distributors for the three months ended June 30, 2025 and 2024, respectively.

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

	Three Months Ended June 30,
	2025	2024
APAC	$8,582	$6,310
North America	2,926	3,051
EMEA	1,693	1,275
Total revenue	$13,201	$10,636

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Product sales	$11,091	$9,887	$1,204	12.2%
Licensing, royalty, patent, and other revenue	2,110	749	1,361	181.7%
Total revenue	$13,201	$10,636	$2,565	24.1%

Total revenue increased by $2.6 million, or 24.1%, from $10.6 million during the three months ended June 30, 2024 to $13.2 million during the three months ended June 30, 2025. The increase was due to an increase in product sales of $1.2 million, and an increase of licensing, royalty, patent, and other revenue of $1.4 million.

Licensing, royalty, patent, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Licensing, royalty, patent, and other revenue increased by $1.4 million, or 181.7% from $0.7 million during the three months ended June 30, 2024, to $2.1 million during the three months ended June 30, 2025. The increase was primarily due to the progression of our contractual agreements with customers for the development of RAD-Hard products, a new agreement for the development of an AI technology application, partially offset by the conclusion of a contractual arrangement with a customer for the development of reliability models for strategic radiation hardened toggle MRAM. Our best estimate of royalty revenue earned is made throughout the year for royalty contracts with an annual performance period, with an annual adjustment recognized for actual sales in the first quarter of each fiscal year.

Cost of Sales and Gross Margin

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Cost of product sales	$6,166	$5,235	$931	17.8%
Cost of licensing, royalty, patent, and other revenue	267	185	82	44.3%
Total cost of sales	$6,433	$5,420	$1,013	18.7%
Gross margin	51.3%	49.0%

Cost of product sales increased by $0.9 million, or 17.8%, from $5.2 million during the three months ended June 30, 2024, to $6.2 million during the three months ended June 30, 2025. Cost of product sales relate primarily to costs of our toggle and STT products.

Cost of licensing, royalty, patent, and other revenue slightly increased by $0.1 million, or 44.3% from $0.2 million during the three months ended June 30, 2024, to $0.3 million during the three months ended June 30, 2025. The increase was primarily due to an increase in costs related to labor and materials associated with the progression of our RAD-Hard and AI technology application projects.

Gross margin increased from 49.0% during the three months ended June 30, 2024, to 51.3% during the three months ended June 30, 2025. Gross margin increased as a result of a shift in product mix, an increase in licensing, royalty, patent, and other revenue revenue, offset by a decrease in FAB loadings.

Operating Expenses

Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant components of each of our operating expense categories.

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Research and development	$3,580	$3,457	$123	3.6%
Research and development as a % of revenue	27%	33%

Research and Development Expenses. Research and development expenses increased by $0.1 million, or 3.6%, from $3.5 million during the three months ended June 30, 2024, to $3.6 million during the three months ended June 30, 2025. Research and development expenses relate primarily to the development and enhancement of our new Extended Serial Peripheral Interface (xSPI) family of STT-MRAM products, which offer high-performance, multiple I/O, SPI-

compatibility and feature a high-speed, low pin count SPI compatible interface, and increases in share-based compensation.

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
General and administrative	$3,642	$3,254	$388	11.9%
General and administrative as a % of revenue	28%	31%

General and Administrative Expenses. General and administrative expenses increased by $0.4 million, or 11.9%, from $3.3 million during the three months ended June 30, 2024, to $3.6 million during the three months ended June 30, 2025. The increase is primarily due to one-time professional services.

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Sales and marketing	$1,507	$1,324	$183	13.8%
Sales and marketing as a % of revenue	11%	12%

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.2 million, or 13.8%, from $1.3 million during the three months ended June 30, 2024, to $1.5 million during the three months ended June 30, 2025. Sales and marketing expenses relate primarily to compensation costs and contract labor.

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Interest income	$423	$423	$—	—%

Interest income remained consistent at $0.4 million during the three months ended June 30, 2025 and 2024, respectively.

Other Income (Expense), Net

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Other income (expense), net	$842	$(30)	$872	(2,906.7)%

Other income (expense), net increased by $0.9 million, or 2906.7%, from $30,000 other expense during the three months ended June 30, 2024, to $0.8 million other income during the three months ended June 30, 2025. Other income relates primarily to other income recognized from a strategic award we received to develop a long-term plan to provide manufacturing services for aerospace and defense segments.

	Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)		(As a percentage of revenue)
Product sales	$22,117	$20,747	84%	83%
Licensing, royalty, patent, and other revenue	4,222	4,319	16	17
Total revenue	26,339	25,066	100	100
Cost of product sales	12,195	11,238	46	45
Cost of licensing, royalty, patent, and other revenue	623	452	2	2
Total cost of sales	12,818	11,690	49	47
Gross profit	13,521	13,376	51	53
Operating expenses:
Research and development	6,936	6,875	26	27
General and administrative	7,480	7,290	28	29
Sales and marketing	2,998	2,630	11	10
Total operating expenses	17,414	16,795	65	67
Loss from operations	(3,893)	(3,419)	(15)	(14)
Interest income	831	862	3	3
Other income (expense), net	1,230	(71)	5	—
Net loss before income taxes	(1,832)	(2,628)	(7)	(10)
Income tax benefit (expense)	(4)	(76)	—	—
Net loss	$(1,836)	$(2,704)	(7)%	(11)%

Comparison of the six months ended June 30, 2025 and 2024

Revenue

We generated 63% and 78% of our revenue from products sold to distributors for the six months ended June 30, 2025 and 2024, respectively.

Our revenue by region and by type of revenue for the periods indicated were as follows (in thousands).

	Six Months Ended June 30,
	2025	2024
APAC	$15,841	$13,240
North America	5,409	5,843
EMEA	5,089	5,983
Total revenue	$26,339	$25,066

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Product sales	$22,117	$20,747	$1,370	6.6%
Licensing, royalty, patent, and other revenue	4,222	4,319	(97)	(2.2)%
Total revenue	$26,339	$25,066	$1,273	5.1%

Total revenue increased by $1.3 million, or 5.1%, from $25.1 million during the six months ended June 30, 2024 to $26.3 million during the six months ended June 30, 2025. The increase was primarily due to an increase in product sales revenue of $1.4 million.

Licensing, royalty, patent, and other revenue decreased by $0.1 million, or 2.2% from $4.3 million during the six months ended June 30, 2024, to $4.2 million during the six months ended June 30, 2025. The decrease was primarily due to the conclusion of a contractual arrangement with a customer for the development of reliability models for strategic radiation hardened toggle MRAM, partially offset by the progression of our contractual agreements with customers for the development of RAD-Hard products a new agreement for the development of an AI technology application.

Cost of Sales and Gross Margin

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Cost of product sales	$12,195	$11,238	$957	8.5%
Cost of licensing, royalty, patent, and other revenue	623	452	171	37.8%
Total cost of sales	$12,818	$11,690	$1,128	9.6%
Gross margin	51.3%	53.4%

Cost of product sales increased by $1.0 million, or 8.5%, from $11.2 million during the six months ended June 30, 2024, to $12.2 million during the six months ended June 30, 2025. Cost of product sales relate primarily to costs of our toggle and STT products.

Cost of licensing, royalty, patent, and other revenue slightly increased by $0.2 million, or 37.8% from $0.5 million during the six months ended June 30, 2024, to $0.6 million during the six months ended June 30, 2025. The increase was primarily due to an increase in costs related to labor and materials associated with the progression of our RAD-Hard and AI technology application projects.

Gross margin decreased from 53.4% during the six months ended June 30, 2024, to 51.3% during the six months ended June 30, 2025. Gross margin decreased as a result of a decrease in FAB loadings, and a decrease in other revenue.

Operating Expenses

Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant components of each of our operating expense categories.

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Research and development	$6,936	$6,875	$61	0.9%
Research and development as a % of revenue	26%	27%

Research and Development Expenses Research and development expenses increased by $0.1 million, or 0.9%, from $6.9 million during the six months ended June 30, 2024, to $6.9 million during the six months ended June 30, 2025. Research and development expenses relate primarily to the development and enhancement of our new Extended Serial Peripheral Interface (xSPI) family of STT-MRAM products, which offer high-performance, multiple I/O, SPI-compatibility and feature a high-speed, low pin count SPI compatible interface.

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
General and administrative	$7,480	$7,290	$190	2.6%
General and administrative as a % of revenue	28%	29%

General and Administrative Expenses. General and administrative expenses increased by $0.2 million, or 2.6%, from $7.3 million during the six months ended June 30, 2024, to $7.5 million during the six months ended June 30, 2025. The increase is primarily due to one-time professional services.

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Sales and marketing	$2,998	$2,630	$368	14.0%
Sales and marketing as a % of revenue	11%	10%

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.4 million, or 14.0%, from $2.6 million during the six months ended June 30, 2024, to $3.0 million during the six months ended June 30, 2025. Sales and marketing expenses relate primarily to compensation costs and contract labor.

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Interest income	$831	$862	$(31)	(3.6)%

Interest income remained consistent at $0.9 million during the six months ended June 30, 2025 and 2024, respectively.

Other Income (Expense), Net

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Other income (expense), net	$1,230	$(71)	$1,301	(1,832.4)%

Other income (expense), net increased by $1.3 million, or 1,832.4%, from $0.1 million other expense during the six months ended June 30, 2024, to $1.2 million other income during the six months ended June 30, 2025. Other income relates primarily to income recognized from a strategic award we received to develop a long-term plan to provide manufacturing services for aerospace and defense industries.

On  July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

Liquidity and Capital Resources

As of June 30, 2025, we had $45.0 million of cash and cash equivalents, compared to $42.1 million as of December 31, 2024. We believe our cash and cash equivalents are sufficient to meet our anticipated capital requirements in the next 12 months. Our future capital requirements will depend on many factors, including, among other things, our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Month Ended June 30,
	2025	2024

	(In thousands)
Cash provided by operating activities	$6,455	$428
Cash used in investing activities	(3,878)	(1,239)
Cash provided by financing activities	288	629

Cash Flows From Operating Activities

During the six months ended June 30, 2025, cash provided by operating activities was $6.5 million, which consisted of net loss of $1.8 million, non-cash charges of $4.7 million and changes of net operating assets and liabilities of $3.6 million. The non-cash charges consisted of stock-based compensation of $3.0 million and depreciation and amortization of $1.7 million. The change in our net operating assets and liabilities was primarily due to a decrease in accounts receivable of $4.4 million due to a one-time distributor transition, which provided improved payment terms, an increase in accounts payable of $0.8 million, an increase in contract obligation of $0.7 million, a decrease in prepaid and other current assets of $0.2 million, offset by an increase in inventory of $2.2 million and a decrease in accrued liabilities of $0.2 million.

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

Cash Flows From Investing Activities

Cash used in investing activities during the six months ended June 30, 2025 was $3.9 million due to $2.9 million of purchases of manufacturing equipment and $1.0 million in purchases of intangible assets.

Cash used in investing activities during the six months ended June 30, 2024 was $1.2 million, reflecting purchases of manufacturing equipment.

Cash Flows From Financing Activities

Cash provided by financing activities during the six months ended June 30, 2025 was $0.3 million, primarily due to proceeds from the exercise of employee stock options and purchase of shares under our employee stock purchase plan offset by a nominal amount in payments on finance leases.

Cash provided by financing activities during the six months ended June 30, 2024 was $0.6 million, consisting of proceeds from the exercise of employee stock options and purchase of shares under our employee stock purchase plan.

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

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

There have been no changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for our fiscal year ended December 31, 2024 and in “Part II, Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the fiscal year ended March 31, 2025, which set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements of Directors and Executive Officers.

None of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined under Item 408(a) of Regulation S-K) during the quarter ended June 30, 2025.

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

Everspin Technologies, Inc.

Date: August 6, 2025	By:	/s/ Sanjeev Aggarwal
Sanjeev Aggarwal
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ William Cooper
William Cooper
Chief Financial Officer
(Principal Financial Officer)