Form 10-Q
period 2025-09-30
EVERSPIN TECHNOLOGIES INC.
filed 2025-11-05
CIK 1438423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________
FORM 10-Q
____________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-37900
____________________________________________________________________
Everspin Technologies, Inc.
(Exact name of Registrant as specified in its Charter)
____________________________________________________________________

Delaware	26-2640654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5670 W. Chandler Boulevard, Suite 130
Chandler, Arizona 85226
(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code: (480) 347-1111
____________________________________________________________________
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the Registrant’s Common Stock outstanding as of October 31, 2025, was 22,856,514.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
EVERSPIN TECHNOLOGIES, INC.
Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$45,257	$42,097
Accounts receivable, net	8,688	11,722
Inventory	11,819	9,110
Prepaid expenses and other current assets	874	1,272
Total current assets	66,638	64,201
Property and equipment, net	4,074	3,220
Intangible assets, net	2,146	3,416
Right-of-use assets	3,581	4,549
Other assets	3,833	2,403
Total assets	$80,272	$77,789

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,808	$2,278
Accrued liabilities	2,980	2,449
Deferred revenue	965	78
Lease liabilities, current portion	1,361	1,306
Contract obligations	2,523	2,034
Software liabilities, current portion	1,769	1,769
Total current liabilities	11,406	9,914
Lease liabilities, net of current portion	2,307	3,336
Software liabilities, net of current portion	465	1,784
Long-term income tax liability	273	162
Total liabilities	$14,451	$15,196
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 22,756,779 and 22,059,697 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	204,470	199,460
Accumulated deficit	(138,651)	(136,869)
Total stockholders’ equity	65,821	62,593
Total liabilities and stockholders’ equity	$80,272	$77,789
The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.
Condensed Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product sales	$12,690	$10,443	$34,807	$31,190
Licensing, royalty, patent, and other revenue	1,370	1,650	5,592	5,969
Total revenue	14,060	12,093	40,399	37,159
Cost of product sales	6,628	5,751	18,823	16,989
Cost of licensing, royalty, patent, and other revenue	226	390	849	842
Total cost of sales	6,854	6,141	19,672	17,831
Gross profit	7,206	5,952	20,727	19,328
Operating expenses:
Research and development	3,583	3,384	10,519	10,259
General and administrative	3,690	3,363	11,170	10,653
Sales and marketing	1,478	1,320	4,476	3,950
Total operating expenses	8,751	8,067	26,165	24,862
Loss from operations	(1,545)	(2,115)	(5,438)	(5,534)
Interest income	432	463	1,263	1,325
Other income, net	1,164	3,933	2,394	3,862
Net income (loss) before income taxes	51	2,281	(1,781)	(347)
Income tax benefit (expense)	3	(10)	(1)	(86)
Net income (loss) and comprehensive income (loss)	$54	$2,271	$(1,782)	$(433)
Net income (loss) per common share:
Basic	$0.00	$0.10	$(0.08)	$(0.02)
Diluted	$0.00	$0.10	$(0.08)	$(0.02)
Weighted average shares of common stock outstanding:
Basic	22,669,872	21,767,380	22,456,079	21,529,738
Diluted	23,147,119	21,985,175	22,456,079	21,529,738
The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.
Condensed Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	22,059,697	$2	$199,460	$(136,869)	$62,593
Exercise of stock options	10,620	—	29	—	29
Issuance of common stock under stock incentive plans	281,828	—	—	—	—
Stock-based compensation expense	—	—	1,577	—	1,577
Net loss	—	—	—	(1,166)	(1,166)
Balance at March 31, 2025	22,352,145	$2	$201,066	$(138,035)	$63,033
Exercise of stock options	12,733	—	39	—	39
Issuance of common stock under stock incentive plans	205,713	—	254	—	254
Stock-based compensation expense	—	—	1,419	—	1,419
Net loss	—	—	—	(670)	(670)
Balance at June 30, 2025	22,570,591	$2	$202,778	$(138,705)	$64,075
Exercise of stock options	59,470	—	285	—	285
Issuance of common stock under stock incentive plans	126,718	—	—	—	—
Stock-based compensation expense	—	—	1,407	—	1,407
Net income	—	—	—	54	54
Balance at September 30, 2025	22,756,779	$2	$204,470	$(138,651)	$65,821

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	21,080,472	$2	$191,569	$(137,650)	$53,921
Exercise of stock options	96,116	—	353	—	353
Issuance of common stock under stock incentive plans	229,923	—	—	—	—
Stock-based compensation expense	—	—	1,714	—	1,714
Net loss	—	—	—	(202)	(202)
Balance at March 31, 2024	21,406,511	$2	$193,636	$(137,852)	$55,786
Exercise of stock options	9,549	—	35	—	35
Issuance of common stock under stock incentive plans	240,623	—	241	—	241
Stock-based compensation expense	—	—	1,862	—	1,862
Net loss	—	—	—	(2,502)	(2,502)
Balance at June 30, 2024	21,656,683	$2	$195,774	$(140,354)	$55,422
Exercise of stock options	11,177	—	44	—	44
Issuance of common stock under stock incentive plans	165,181	—	5	—	5
Stock-based compensation expense	—	—	1,532	—	1,532
Net income	—	—	—	2,271	2,271
Balance at September 30, 2024	21,833,041	$2	$197,355	$(138,083)	$59,274
The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(1,782)	$(433)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,561	1,197
Gain on sale of property and equipment	(25)	—
Stock-based compensation	4,403	5,108
Changes in operating assets and liabilities:
Accounts receivable	3,034	147
Inventory	(2,709)	(50)
Prepaid expenses and other current assets	398	(3,597)
Other assets	(17)	(88)
Accounts payable	(590)	236
Accrued liabilities	532	(2,248)
Deferred revenue	887	36
Contract obligations	489	2,953
Lease liabilities, net	44	5
Long-term income tax liability	111	—
Net cash provided by operating activities	7,336	3,266
Cash flows from investing activities
Purchases of property and equipment	(3,239)	(1,302)
Purchases of intangible assets	(1,494)	—
Net cash used in investing activities	(4,733)	(1,302)
Cash flows from financing activities
Payments on finance leases	(50)	—
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	607	678
Net cash provided by financing activities	557	678
Net increase in cash and cash equivalents	3,160	2,642
Cash and cash equivalents at beginning of period	42,097	36,946
Cash and cash equivalents at end of period	$45,257	$39,588
Supplementary cash flow information:
Cash paid for taxes	$38	$—
Operating cash flows paid for operating leases	$1,061	$1,049
Financing cash flows paid for finance leases	$50	$47
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$297
Purchases of property and equipment in accounts payable and accrued liabilities	$302	$36
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2024, has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.
The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC.
Reclassifications
Certain reclassifications of previously reported amounts have been made to conform to the current period presentation. Specifically, interest income was previously presented within other income, net for the three and nine months ended September 30, 2024 in the Quarterly Report on Form 10-Q filed with the SEC on November 5, 2024. Interest income is presented separately in the unaudited condensed statement of operations and comprehensive income (loss) within these financial statements.
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
Segment Information
The Company’s MRAM technology solutions are sold as products and services through MRAM-based products, licenses and royalties of MRAM and magnetic sensor technology and backend foundry and design services. The Company identifies and manages the business activities in one reportable segment. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (CODM). The CODM utilizes the Company’s long-range plan, which includes product development roadmaps and long-range financial models, as a key input to resource allocation. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using net income. Significant segment expenses within net income are those separately presented on the Company’s statements of operations and comprehensive income (loss), which include cost of sales, research and development, general and administrative, and sales and marketing expenses.
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
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Trade accounts receivable	$9,016	$11,944
Unbilled accounts receivable	122	187
Allowance for product returns and price adjustments	(450)	(409)
Accounts receivable, net	$8,688	$11,722
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

	Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2025	December 31, 2024
Customers	2025	2024	2025	2024
Customer A	*	*	11%	*	*	*
Customer B	*	32%	*	27%	*	61%
Customer C	34%	*	22%	*	42%	*
Customer D	*	11%	*	*	*	*
_______________________________
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (ASC) Topic 606. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for the Company’s annual reporting periods beginning after December 15, 2025, and interim reporting periods in those fiscal years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company is currently evaluating the impact that the standard will have on its condensed financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software, which updates guidance for recognizing software development costs to better align the accounting with how software is developed. The update removes references to development stages, introduces a probable completion threshold, and incorporates website development costs into the internal-use software framework under ASC Topic 350. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those fiscal years, on a prospective basis, with the option for retrospective application. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact that the standard will have on its condensed financial statements.
The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed financial statements.
3. Statements of Operations and Comprehensive Income (Loss) Components
Revenue
The Company sells products to its distributors, original design manufacturers (ODMs), and original equipment manufacturers (OEMs). The Company also recognizes revenue under licensing, patent, and royalty agreements with some customers.
The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Distributor	$12,094	$10,152	$28,743	$29,666
Non-distributor	1,966	1,941	11,656	7,493
Total revenue	$14,060	$12,093	$40,399	$37,159
The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Point in time	$12,833	$10,557	$35,407	$31,586
Over time	1,227	1,536	4,992	5,573
Total revenue	$14,060	$12,093	$40,399	$37,159
The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product sales	$12,690	$10,443	$34,807	$31,190
Licensing	9	1,195	1,163	4,722
Royalties	143	114	600	396
Other revenue	1,218	341	3,829	851
Total revenue	$14,060	$12,093	$40,399	$37,159

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
APAC	$8,571	$7,923	$24,412	$21,163
North America	2,497	1,874	7,906	7,857
EMEA	2,992	2,296	8,081	8,139
Total revenue	$14,060	$12,093	$40,399	$37,159
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
During the three and nine months ended September 30, 2025, the Company billed $1.0 million and $3.0 million, respectively, relating to the Award and recorded $1.2 million and $2.5 million, respectively, of other income. The Company has recorded this other income using an input method based on costs incurred to date relative to the total expected costs of the Award over its term. The remaining $0.5 million of the billed amount for the Award is recorded as contract obligations liability on the condensed balance sheets. This amount represents the Company’s obligation to perform future services for which the Company has received or is entitled to receive payment but which are not yet fulfilled.
4. Balance Sheet Components
Inventory
Inventory consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$220	$238
Work-in-process	9,989	7,510
Finished goods	1,610	1,362
Total inventory	$11,819	$9,110

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Manufacturing equipment	$15,147	$14,199
Computer and network equipment	741	602
Furniture and fixtures	113	113
Construction in Progress	739	—
Leasehold improvements	1,476	1,476
Total property and equipment, gross	18,216	16,390
Less: accumulated depreciation	(14,142)	(13,170)
Total property and equipment, net	$4,074	$3,220
For the three months ended September 30, 2025 and 2024, the depreciation expense was $0.4 million and $0.4 million, respectively. For the nine months ended September 30, 2025 and 2024, depreciation expense was $1.1 million and $1.2 million, respectively.
Intangible Assets, Net
The gross carrying amounts and accumulated amortization of intangible assets are as follows at the dates indicated (in thousands):

	September 30, 2025
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	1.3	$4,446	$(2,300)	$2,146
Total intangible assets		$4,446	$(2,300)	$2,146

	December 31, 2024
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	2.0	$4,389	$(973)	$3,416
Total intangible assets		$4,389	$(973)	$3,416
For the three months ended September 30, 2025 and 2024, the amortization expense for the intangible assets was $0.4 million and zero, respectively. For the nine months ended September 30, 2025 and 2024, the amortization expense for the intangible assets was $1.3 million and zero, respectively.

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30 2025	December 31 2024
Payroll-related expenses	$1,969	$1,606
Inventory	395	157
Other	616	686
Total accrued liabilities	$2,980	$2,449
Deferred Revenue
In March 2025, the Company renewed a contractual arrangement with a customer for the development of a strategic radiation hardened (“RAD-Hard”) field programmable gate array product. The total consideration in the arrangement is $1.2 million. The Company is recognizing revenue related to the performance obligation over time using the input method based on costs incurred to date relative to the total expected costs of the contract and began recognizing revenue in the first quarter of 2025. As of September 30, 2025, the Company has billed $0.7 million for performance under the agreement. The Company has recognized an immaterial amount of revenue for the three months ended September 30, 2025, and $0.7 million for the nine months ended September 30, 2025, with an immaterial amount in contract assets on the condensed balance sheets.
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
In January 2025, the Company executed a contractual arrangement with a customer to provide engineering services supporting the customer’s development that uses capabilities of MRAM for in-memory computing. The total consideration in the arrangement is $4.1 million. The Company is recognizing revenue related to the performance obligation over time using the input method based on costs incurred to date relative to the total expected costs of the contract and began recognizing revenue in the first quarter of 2025. As of September 30, 2025, the Company has billed $4.1 million for the performance under the agreement and has recognized $0.9 million and $3.1 million in revenue for the three and nine months ended September 30, 2025, with $0.9 million in deferred revenue.
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
The undiscounted future non-cancellable lease payments under the Company’s operating and finance leases were as follows (in thousands):

As of September 30, 2025	Amount
Remainder of 2025	$370
2026	1,497
2027	1,380
2028	595
Thereafter	48
Total lease payments	3,890
Less: imputed interest	(222)
Total lease liabilities	3,668
Less: current portion of lease liabilities	(1,361)
Total lease liabilities, net of current portion	$2,307
Other information related to the Company’s operating lease liabilities was as follows:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)	2.68	3.39
Weighted-average discount rate	4.50%	4.50%
Other information related to the Company’s finance lease liabilities was as follows:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)	3.42	4.15
Weighted-average discount rate	3.90%	3.90%

6. Stock-Based Compensation
Share-Based Compensation Expense
The following table presents the details of the Company’s share-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$678	$632	$2,083	$2,592
Research and development	424	710	1,358	1,979
Sales and marketing	144	190	454	537
Cost of sales	161	—	508	—
Total stock-based compensation	$1,407	$1,532	$4,403	$5,108
Summary of Stock Option Activity
The following table summarizes the stock option activity for the nine months ended September 30, 2025:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In thousands)
Balance—December 31, 2024	1,521,857	$6.04	5.9	$1,507
Options granted	—
Options exercised	(82,823)	$4.26		$194
Options cancelled/forfeited	(14,144)	$7.20
Balance—September 30, 2025	1,424,890	$6.13	5.2	$4,569
Options exercisable—September 30, 2025	1,383,891	$6.07	5.1	$4,518
The total grant date fair value of options vested was $0.2 million and $0.3 million during the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $0.9 million during the nine months ended September 30, 2025 and 2024, respectively.
No options were granted in the three and nine months ended September 30, 2025 or 2024, respectively.
As of September 30, 2025, there was $0.2 million of total unrecognized stock-based compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 0.45 years. Stock-based compensation cost for options capitalized within inventory at September 30, 2025 and 2024 was not material.
2016 Employee Stock Purchase Plan
In January 2025, there was an increase of 220,596 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP) pursuant to the terms of the ESPP. The Company had 1,191,215 shares available for future issuance under the ESPP as of September 30, 2025. Employees did not purchase any shares during the three months ended September 30, 2025 and 2024, respectively. Employees purchased 61,181 shares for $254,000 during the nine months ended September 30, 2025. Employees purchased 37,696 shares for $241,000 during the nine months ended September 30, 2024.

Restricted Stock Units
The following table summarizes restricted stock units (RSUs) activity for the nine months ended September 30, 2025:

	RSUs Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2024	987,965	$7.89
Granted	996,561	$5.80
Vested	(553,328)	$7.24
Cancelled/forfeited	(23,674)	$6.96
Balance—September 30, 2025	1,407,524	$6.68
The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date.
As of September 30, 2025, there was $8.2 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.7 years. Stock-based compensation cost related to RSUs capitalized within inventory at September 30, 2025 and 2024 was not material.
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

8. Net Income (Loss) Per Common Share
Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period less shares subject to repurchase, without consideration of potentially dilutive securities. Diluted earnings per share is calculated using the treasury stock method by dividing net income (loss) by the total weighted average shares of common stock outstanding in addition to the potential impact of dilutive securities including restricted stock units, warrants, and options. In periods with a net loss, potentially dilutive securities are excluded from the Company’s calculation of earnings per share as their inclusion would have an antidilutive effect.
The following tables set forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):
Basic and diluted EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$54	$2,271	$(1,782)	$(433)
Net income (loss) attributable to common stockholders, diluted	$54	$2,271	$(1,782)	$(433)

Denominator:
Weighted-average shares of common stock outstanding, basic	22,669,872	21,767,380	22,456,079	21,529,738
Weighted-average shares of common stock outstanding, diluted	23,147,119	21,985,175	22,456,079	21,529,738
Net income (loss) per common share, basic	$0.00	$0.10	$(0.08)	$(0.02)
Net income (loss) per common share, diluted	$0.00	$0.10	$(0.08)	$(0.02)
Potentially dilutive securities representing 0.9 million and 2.2 million stock options and RSUs that were outstanding during the three months ended September 30, 2025, and 2024, respectively, and 1.5 million and 1.9 million stock options and RSUs outstanding during the nine months ended September 30, 2025 and 2024, respectively, were excluded from the computation of diluted earnings per common share during these periods as their inclusion would have an antidilutive effect.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

			(in thousands)
Adjusted Net Income (Loss) reconciliation:
Net income (loss)	$54	$2,271	$(1,782)	$(433)
Stock-based compensation expense	1,407	1,532	4,403	5,108
Adjusted Net Income (Loss)	$1,461	$3,803	$2,621	$4,675
Results of Operations
The following tables set forth our results of operations for the periods indicated:

	Three Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)		(As a percentage of revenue)
Product sales	$12,690	$10,443	90%	86%
Licensing, royalty, patent, and other revenue	1,370	1,650	10	14
Total revenue	14,060	12,093	100	100
Cost of product sales	6,628	5,751	47	48
Cost of licensing, royalty, patent, and other revenue	226	390	2	3
Total cost of sales	6,854	6,141	49	51
Gross profit	7,206	5,952	51	49
Operating expenses:
Research and development	3,583	3,384	25	28
General and administrative	3,690	3,363	26	28
Sales and marketing	1,478	1,320	11	11
Total operating expenses	8,751	8,067	62	67
Loss from operations	(1,545)	(2,115)	(11)	(17)
Interest income	432	463	3	3
Other income, net	1,164	3,933	8	33
Net income before income taxes	51	2,281	—	19
Income tax benefit (expense)	3	(10)	—	—
Net income and comprehensive income	$54	$2,271	—%	19%

Comparison of the three months ended September 30, 2025 and 2024
Revenue
We generated 86% and 84% of our revenue from products sold to distributors for the three months ended September 30, 2025 and 2024, respectively.
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

	Three Months Ended September 30,
	2025	2024
APAC	$8,571	$7,923
North America	2,497	1,874
EMEA	2,992	2,296
Total revenue	$14,060	$12,093

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Product sales	$12,690	$10,443	$2,247	21.5%
Licensing, royalty, patent, and other revenue	1,370	1,650	(280)	(17.0)%
Total revenue	$14,060	$12,093	$1,967	16.3%
Total revenue increased by $2.0 million, or 16.3%, from $12.1 million during the three months ended September 30, 2024 to $14.1 million during the three months ended September 30, 2025. The increase was due to an increase in product sales of $2.2 million, and partially offset by a decrease of licensing, royalty, patent, and other revenue of $0.3 million.
Licensing, royalty, patent, and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Licensing, royalty, patent, and other revenue decreased by $0.3 million, or 17.0% from $1.7 million during the three months ended September 30, 2024, to $1.4 million during the three months ended September 30, 2025. The decrease was primarily due to the reduced pace of deliverables in our contractual agreements with customers for the development of RAD-Hard products, along with the conclusion of a contractual arrangement with a customer for the development of reliability models for strategic radiation hardened toggle MRAM, and partially offset by a new agreement for the development of an AI technology application.

Cost of Sales and Gross Margin

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Cost of product sales	$6,628	$5,751	$877	15.2%
Cost of licensing, royalty, patent, and other revenue	226	390	(164)	(42.1)%
Total cost of sales	$6,854	$6,141	$713	11.6%
Gross margin	51.3%	49.2%
Cost of product sales increased by $0.9 million, or 15.2%, from $5.8 million during the three months ended September 30, 2024, to $6.6 million during the three months ended September 30, 2025. Cost of product sales relate primarily to costs of our toggle and STT products.
Cost of licensing, royalty, patent, and other revenue slightly decreased by $0.2 million, or 42.1% from $0.4 million during the three months ended September 30, 2024, to $0.2 million during the three months ended September 30, 2025. The decrease was primarily due to a decrease in licensing costs related to labor and materials associated with the progression of our RAD-Hard projects.
Gross margin increased from 49.2% during the three months ended September 30, 2024, to 51.3% during the three months ended September 30, 2025. Gross margin increased as a result of improved yields and improved fabrication facility ("Fab") utilization.
Operating Expenses
Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant components of each of our operating expense categories.

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Research and development	$3,583	$3,384	$199	5.9%
Research and development as a % of revenue	25%	28%
Research and Development Expenses. Research and development expenses increased by $0.2 million, or 5.9%, from $3.4 million during the three months ended September 30, 2024, to $3.6 million during the three months ended September 30, 2025. Research and development expenses relate primarily to the development and enhancement of our new Extended Serial Peripheral Interface (xSPI) family of STT-MRAM products, which offer high-performance, multiple I/O, SPI-compatibility and feature a high-speed, low pin count SPI compatible interface.

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
General and administrative	$3,690	$3,363	$327	9.7%
General and administrative as a % of revenue	26%	28%
General and Administrative Expenses. General and administrative expenses increased by $0.3 million, or 9.7%, from $3.4 million during the three months ended September 30, 2024, to $3.7 million during the three months ended September 30, 2025. The increase is primarily due to increases in professional service fees.

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Sales and marketing	$1,478	$1,320	$158	12.0%
Sales and marketing as a % of revenue	11%	11%
Sales and Marketing Expenses. Sales and marketing expenses increased by $0.2 million, or 12.0%, from $1.3 million during the three months ended September 30, 2024, to $1.5 million during the three months ended September 30, 2025. Sales and marketing expenses relate primarily to compensation costs and contract labor.

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Interest income	$432	$463	$(31)	(6.7)%
Interest income decreased by $31,000, or 6.7%, from $0.5 million interest income during the three months ended September 30, 2024, to $0.4 million interest income during the three months ended September 30, 2025. The decrease is primarily due to the decrease in interest rates.
Other Income, Net

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Other income, net	$1,164	$3,933	$(2,769)	(70.4)%
Other income, net decreased by $2.8 million, or 70.4%, from $3.9 million other expense during the three months ended September 30, 2024, to $1.2 million other income during the three months ended September 30, 2025. Other income relates primarily to other income recognized from a strategic award we received to develop a long-term plan to provide manufacturing services for aerospace and defense segments.

	Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)		(As a percentage of revenue)
Product sales	$34,807	$31,190	86%	84%
Licensing, royalty, patent, and other revenue	5,592	5,969	14	16
Total revenue	40,399	37,159	100	100
Cost of product sales	18,823	16,989	47	46
Cost of licensing, royalty, patent, and other revenue	849	842	2	2
Total cost of sales	19,672	17,831	49	48
Gross profit	20,727	19,328	51	52
Operating expenses:
Research and development	10,519	10,259	26	28
General and administrative	11,170	10,653	28	29
Sales and marketing	4,476	3,950	11	11
Total operating expenses	26,165	24,862	65	67
Loss from operations	(5,438)	(5,534)	(13)	(15)
Interest income	1,263	1,325	3	4
Other income, net	2,394	3,862	6	10
Net loss before income taxes	(1,781)	(347)	(4)	(1)
Income tax expense	(1)	(86)	—	—
Net loss and comprehensive loss	$(1,782)	$(433)	(4)%	(1)%
Comparison of the nine months ended September 30, 2025 and 2024
Revenue
We generated 71% and 80% of our revenue from products sold to distributors for the nine months ended September 30, 2025 and 2024, respectively.
Our revenue by region and by type of revenue for the periods indicated were as follows (in thousands).

	Nine Months Ended September 30,
	2025	2024
APAC	$24,412	$21,163
North America	7,906	7,857
EMEA	8,081	8,139
Total revenue	$40,399	$37,159

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Product sales	$34,807	$31,190	$3,617	11.6%
Licensing, royalty, patent, and other revenue	5,592	5,969	(377)	(6.3)%
Total revenue	$40,399	$37,159	$3,240	8.7%

Total revenue increased by $3.2 million, or 8.7%, from $37.2 million during the nine months ended September 30, 2024 to $40.4 million during the nine months ended September 30, 2025. The increase was due to increase in product sales revenue of $3.6 million.
Licensing, royalty, patent, and other revenue decreased by $0.4 million, or 6.3% from $6.0 million during the nine months ended September 30, 2024, to $5.6 million during the nine months ended September 30, 2025. The decrease was primarily due to the conclusion of a contractual arrangement with a customer for the development of reliability models for strategic radiation hardened toggle MRAM, and by the reduced pace of deliverables in our contractual agreements with customers for the development of RAD-Hard products a new agreement for the development of an AI technology application.
Cost of Sales and Gross Margin

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Cost of product sales	$18,823	$16,989	$1,834	10.8%
Cost of licensing, royalty, patent, and other revenue	849	842	7	0.8%
Total cost of sales	$19,672	$17,831	$1,841	10.3%
Gross margin	51.3%	52.0%
Cost of product sales increased by $1.8 million, or 10.8%, from $17.0 million during the nine months ended September 30, 2024, to $18.8 million during the nine months ended September 30, 2025. Cost of product sales relate primarily to costs of our toggle and STT products.
Cost of licensing, royalty, patent, and other revenue remained consistent at $0.8 million during the nine months ended September 30, 2024 and 2025, respectively.
Gross margin decreased from 52.0% during the nine months ended September 30, 2024, to 51.3% during the nine months ended September 30, 2025. Gross margin decreased as a result of a decrease in other revenue.
Operating Expenses
Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant components of each of our operating expense categories.

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Research and development	$10,519	$10,259	$260	2.5%
Research and development as a % of revenue	26%	28%
Research and Development Expenses
Research and development expenses increased by $0.3 million, or 2.5%, from $10.3 million during the nine months ended September 30, 2024, to $10.5 million during the nine months ended September 30, 2025. Research and development expenses relate primarily to the development and enhancement of our new Extended Serial Peripheral Interface (xSPI) family of STT-MRAM products, which offer high-performance, multiple I/O, SPI-compatibility and feature a high-speed, low pin count SPI compatible interface.

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
General and administrative	$11,170	$10,653	$517	4.9%
General and administrative as a % of revenue	28%	29%
General and Administrative Expenses. General and administrative expenses increased by $0.5 million, or 4.9%, from $10.7 million during the nine months ended September 30, 2024, to $11.2 million during the nine months ended September 30, 2025. The increase is primarily due to one-time professional service fees.

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Sales and marketing	$4,476	$3,950	$526	13.3%
Sales and marketing as a % of revenue	11%	11%
Sales and Marketing Expenses. Sales and marketing expenses increased by $0.5 million, or 13.3%, from $4.0 million during the nine months ended September 30, 2024, to $4.5 million during the nine months ended September 30, 2025. Sales and marketing expenses relate primarily to compensation costs and contract labor.

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Interest income	$1,263	$1,325	$(62)	(4.7)%
Interest income remained consistent at $1.3 million during the nine months ended September 30, 2024 and 2025, respectively.
Other Income, Net

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Other income, net	$2,394	$3,862	$(1,468)	(38.0)%
Other income, net decreased by $1.5 million, or 38.0%, from $3.9 million other expense during the nine months ended September 30, 2024, to $2.4 million other income during the nine months ended September 30, 2025. Other income relates primarily to income recognized from a strategic award we received to develop a long-term plan to provide manufacturing services for aerospace and defense industries.
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
Liquidity and Capital Resources
As of September 30, 2025, we had $45.3 million of cash and cash equivalents, compared to $42.1 million as of December 31, 2024. We believe our cash and cash equivalents are sufficient to meet our anticipated capital requirements in the next 12 months. Our long-term capital requirements will depend on many factors, including, among other things, our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
Cash provided by operating activities	$7,336	$3,266
Cash used in investing activities	(4,733)	(1,302)
Cash provided by financing activities	557	678
Cash Flows From Operating Activities
During the nine months ended September 30, 2025, cash provided by operating activities was $7.3 million, which consisted of net loss of $1.8 million, non-cash charges of $6.9 million and changes of net operating assets and liabilities of $2.2 million. The non-cash charges consisted of stock-based compensation of $4.4 million and depreciation and amortization of $2.6 million. The change in our net operating assets and liabilities was primarily due to a decrease in accounts receivable of $3.0 million, an increase in deferred revenue of $0.9 million, an increase in accrued liabilities of $0.5 million, an increase in contract obligation of $0.5 million, a decrease in prepaid and other current assets of $0.4 million, an increase in long-term income tax liability of $0.1 million, offset by an increase in inventory of $2.7 million and a decrease in accounts payable of $0.6 million.
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
Cash Flows From Investing Activities
Cash used in investing activities during the nine months ended September 30, 2025 was $4.7 million due to $3.2 million of purchases of manufacturing equipment and $1.5 million in purchases of intangible assets.
Cash used in investing activities during the nine months ended September 30, 2024 was $1.3 million, reflecting purchases of manufacturing equipment.
Cash Flows From Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2025 was $0.6 million, primarily due to proceeds from the exercise of employee stock options and purchase of shares under our employee stock purchase plan offset by a nominal amount in payments on finance leases.
Cash provided by financing activities during the nine months ended September 30, 2024 was $0.7 million, consisting of proceeds from the exercise of employee stock options and purchase of shares under our employee stock purchase plan.
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
Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
There have been no changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for our fiscal year ended December 31, 2024 and in “Part II, Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the quarterly period ended March 31, 2025, which set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans.
During the quarter ended September 30, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Total Shares of Common Stock to be Sold	Expiration Date
Sanjeev Aggarwal, Chief Executive Officer and Director	Termination	8/11/2025	X	Up to 100,000	1/9/2026
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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
__________________________________

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

Everspin Technologies, Inc.

Date: November 5, 2025	By:	/s/ Sanjeev Aggarwal
Sanjeev Aggarwal
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2025	By:	/s/ William Cooper
William Cooper
Chief Financial Officer
(Principal Financial Officer)