Form 10-K
period 2025-12-31
EVERSPIN TECHNOLOGIES INC.
filed 2026-03-04
CIK 1438423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-K
__________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-37900
__________________________________________________________________
Everspin Technologies, Inc.
(Exact name of Registrant as specified in its Charter)
__________________________________________________________________

Delaware	26-2640654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5670 W. Chandler Boulevard, Suite 130
Chandler, Arizona 85226
(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code: (480) 347-1111
__________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒
As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the Registrant held by non-affiliates, based upon the closing sales price for the Registrant’s common stock for such date, as quoted on the Nasdaq Global Market, was approximately $134.2 million. Shares of common stock held by each officer, director and entities affiliated with directors have been excluded because such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations of the Exchange Act. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
The number of shares of Registrant’s common stock outstanding as of February 26, 2026, was 23,120,289.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, “we,” “our,” “us,” “Everspin Technologies,” “Everspin,” and the “Company” refer to Everspin Technologies, Inc. The Everspin logo and other trade names, trademarks or service marks of Everspin Technologies are the property of Everspin Technologies, Inc. This report contains references to our trademarks and to trademarks belonging to other entities. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are statements of events or results that may occur in the future are deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements about:
•estimates of our future revenue, expenses, capital requirements and our needs for additional financing;
•the implementation of our business model and strategic plans for our products, technologies and businesses;
•our expectations regarding current supply constraints;
•competitive companies and technologies and our industry;
•our ability to manage and grow our business by expanding our sales to existing customers or introducing our products to new customers;
•our ability to establish and maintain intellectual property (IP) protection for our products or avoid claims of infringement;
•our ability to hire and retain key personnel;
•our financial performance;
•our estimates of the MRAM market opportunity; and
•the volatility of our share price.
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

PART I
Item 1. Business
General
We are a pioneer in the successful commercialization of Magnetoresistive Random Access Memory (MRAM) technology. Our portfolio of MRAM technologies, including Toggle MRAM, Tunnel Magneto Resistance (TMR) Sensors, and Spin-transfer Torque MRAM (STT-MRAM), is delivering superior performance, persistence and reliability in non-volatile memories that transform how mission-critical data is protected against power loss. With over 20 years of MRAM technology and manufacturing leadership, our memory solutions deliver significant value to our customers in key markets such as industrial, medical, automotive/transportation, aerospace and defense, and data center. We are the leading supplier of discrete MRAM components and a successful licensor of our broad portfolio of related technology and intellectual property.
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
For the years ended December 31, 2025 and 2024, we recorded revenue of $55.2 million and $50.4 million, gross margin of 51.2% and 51.8%, and net loss of $0.6 million and net income of $0.8 million, respectively. Our headquarters is located in Chandler, Arizona. Our principal design center is in Austin, Texas, and we have additional sales operations in the Americas, Europe, and Asia-Pacific regions.
Product Overview
We have a strong track record of innovation in MRAM technology, as demonstrated by our successive introduction of MRAM products that address an increasingly broad spectrum of applications. Our MRAM discrete solutions as well as other offerings are described as follows:
Toggle MRAM
Our Toggle MRAM products have been in production since 2008 and are currently shipping in 128kb to 32Mb densities. These high performance, non-volatile memories are designed primarily to address applications in the industrial, medical, automotive/transportation, and data center markets. We offer these products with industry standard interfaces, including Parallel, Serial Peripheral Interface (SPI) and Quad SPI (QSPI) interfaces, enabling our customers to easily replace legacy memory components like Static Random Access Memory (SRAM), Battery Backed Random Access Memory (BBRAM), and Ferroelectric Random Access Memory (FRAM) with Toggle MRAM. Everspin enables our customers to design products incorporating our technology with the assurance that it will be available for many years to come.
Spin-Transfer Torque MRAM
STT-MRAM technology can be tuned to deliver products in Dynamic Random Access Memory (DRAM), SRAM and NOR Flash applications. Our STT-MRAM products targeting DRAM replacement started production in 2017 and are currently shipping in 1Gb density. These high density, high performance persistent memories are delivering significant value to SSD, Persistent Memory Cards, Fabric Accelerator, and other applications in the data center market. We offer these products with DDR3 and DDR4 derivative interfaces, facilitating the replacement of battery-backed DRAM with STT-MRAM.
STT-MRAM enabled scaling of our Toggle MRAM products to higher densities on advanced CMOS nodes. In 2022, we started production of 4Mb to 128Mb STT-MRAM products on 28nm CMOS node. These products are enabling our customers to simplify their system architecture and easily replace legacy memory components like SRAM, FRAM and

NOR Flash. They are ideal for use in electronic systems where data persistence and integrity, low power, low latency, and security are paramount, such as industrial IoT, artificial intelligence (AI), network/enterprise infrastructure, process automation and control, aeronautics/avionics, and medical and gaming applications.
Due to the limitations of NOR scaling past 45nm and availability of STT-MRAM on 28nm and 22nm technology nodes, we believe there is potential for STT-MRAM to enter multiple non-volatile memory (NVM) markets where fast reads/writes, high cycle counts, and extended data retention are required. We introduced the first STT-MRAM product addressing this segment of the market in 2022 and are currently shipping in 16Mb to 256Mb densities with standardized SPI, xSPI, QSPI, and Octal SPI (OSPI) interfaces. STT-MRAM is uniquely positioned to deliver even higher density (> 256Mb to 2Gb) monolithic parts for NOR replacement. These products are ideal for Field Programmable Gate Array (FPGA) systems, micro controllers and automotive applications, etc. to store configuration memory while simultaneously enabling 100x faster Over The Air (OTA) updates.
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
Licensing, Royalty, and Patent Overview
We leverage our broad IP portfolio to enable licensing, royalty revenue streams, and patent sales from non-core applications that can derive valuable differentiation through the use of Everspin MRAM and TMR sensor IP. For example, this includes the following:
•We have licensed GLOBALFOUNDRIES to offer embedded MRAM in the solutions they manufacture for their customers providing high-performance non-volatile embedded memory.
•We have licensed base MRAM design technology (EAR99) for use in radiation tolerant aerospace applications to customers for their custom designs.
•We have licensed TMR sensor IP in 3D magnetic field sensing.
•We have completed patent sales by transferring, assigning, and delivering patents to customers.
•We have executed agreements for the development of a strategic radiation hardened (RAD-Hard) field programmable gate array product, consisting of technology and design licenses.
Foundry Services Overview
In our Chandler facility, we perform BEOL manufacturing services for customers who want to add MRAM and TMR sensor functionality to their base CMOS wafers. These services allow aerospace and satellite electronic system manufacturers to integrate our EAR99 technology that is able to withstand exposure to the levels of radiation encountered in avionics and space applications by virtue of such technology being magnetic rather than electrical charge based which would be susceptible to alpha particles.
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
During the year ended December 31, 2025, more than 1,405 end customers purchased our products. Our two largest end customers together accounted for 33% of our total revenue for the year ended December 31, 2025 and one of these customers accounted for more than 10% of our revenue during that period. Our two largest end customers together accounted for 37% of our total revenue for the year ended December 31, 2024 and one of these customers accounted for more than 10% of our total revenue during that period.
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
See “Risk Factors” for further discussion of our reliance on third parties.
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
Our ability to compete successfully in the market for our products is based on a number of factors, including:
•our products’ attributes and specifications;
•customer adoption of MRAM technology despite the price per bit premium of our products versus competing technologies;
•successful controller supplier and customer engagements throughout the product life cycle;
•high quality and reliability as measured by our customers;
•the ease of implementation of our products by customers;
•preferred supplier status at numerous customers and ODMs;
•manufacturing expertise and strength;
•product manufacturing yield analysis and testing;
•manufacturing capacity and allocation;
•reputation and strength of customer relationships;
•competitive pricing in the market against the competition while maintaining our gross margin profile; and
•our success in meeting the needs of future customer requirements through continued development of new products.
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
Intellectual Property
Our success depends, in part, on our ability to protect our products and technologies from unauthorized third-party copying and use. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights, and trademarks, as well as customary contractual protections. As of December 31, 2025, we held 596 issued patents that expire at various times over approximately the next 18 years and had 141 patent applications pending.

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
See “Risk Factors” for further discussion of Intellectual Property as third parties may assert patent and other intellectual property rights claims against us and our customers.
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
Employees
As of December 31, 2025, we had 85 total employees in the United States, of which all were full-time employees. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees and contractors to be good.
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
Relying on third-party distribution, manufacturing, assembly, packaging, and testing presents a number of risks, including but not limited to:
•our interests could diverge from those of our foundries, or we may not be able to agree with them on ongoing development, manufacturing and operational activities, or on the amount, timing, or nature of further investments in our joint development;
•capacity and materials shortages during periods of high demand or supply constraints;
•reduced control over delivery schedules, inventories and quality;
•the unavailability of, or potential delays in obtaining access to, key process technologies;
•the inability to achieve required production or test capacity and acceptable yields on a timely basis;
•misappropriation of our intellectual property;
•the third party’s ability to perform its obligations due to bankruptcy or other financial constraints;
•exclusive representatives for certain customer engagements;
•limited warranties on wafers or products supplied to us; and
•potential increases in prices including due to tariffs and/or inflation.
Our manufacturing agreement with GLOBALFOUNDRIES includes a forecast and ordering mechanism for the supply of certain of our wafers, and we are obligated to order and pay for, and GLOBALFOUNDRIES is obligated to supply, wafers consistent with the binding portion of our forecast. Our manufacturing arrangement is also subject to both a minimum and maximum order quantity, which we believe currently addresses our projected foundry capacity needs, but may not address our maximum foundry capacity requirements in the future. We may also be obligated to pay for unused capacity if our demand decreases in the future, or if our estimates prove inaccurate. We do not currently source these wafers from anyone other than GLOBALFOUNDRIES, which has the ability to discontinue its manufacture of any of our wafers upon due notice and completion of the notice period. This would cause us to have to find another foundry to manufacture those wafers or redesign our core technology and would mean that we may not have products to sell until such time. Any time spent engaging a new manufacturer or redesigning our core technology could be costly and time-consuming and allow potential competitors to take opportunities in the marketplace. Moreover, if we are unable to find another foundry to manufacture our products or if we have to redesign our core technology, this could cause material harm to our business and operating results.
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
If any of our current or future foundries or packaging, assembly and testing subcontractors significantly increases the costs of wafers or other materials or services, interrupts or reduces our supply, including for reasons outside of their control, such as health-related events or outbreaks, or if any of our relationships with our suppliers is terminated, our operating results could be adversely affected. Such occurrences could also damage our customer relationships, result in lost revenue, cause a loss in market share, or damage our reputation.
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
We make planning and spending decisions, including determining production levels, production schedules, component procurement commitments, personnel needs, and other resource requirements, based on our estimates of product demand and customer requirements. Our products are typically purchased pursuant to individual purchase orders. While our customers may provide us with their demand forecasts, they are not contractually committed to buy any quantity of products beyond purchase orders. Furthermore, many of our customers may increase, decrease, cancel, or delay purchase orders already in place without significant penalties. The short-term nature of commitments by our customers and the possibility of unexpected changes in demand for their products reduce our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can strain our resources, necessitate more onerous procurement commitments, and reduce our gross margin. If we overestimate customer demand, we may purchase products that we may not be able to sell, which could result in decreases in our prices or write-downs of unsold inventory. Conversely, we could lose sales opportunities and market share or damage our customer relationships if, for example, we underestimate customer demand, we are affected by supply chain constraints, or sufficient manufacturing is unavailable. We manufacture MRAM products at our leased 200mm facility in Chandler, Arizona and use a single foundry, GLOBALFOUNDRIES, for production of higher density products on advanced technology nodes, which may not have sufficient capacity to meet customer demand. The rapid pace of innovation in our industry could also render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or write-downs of inventory values that could adversely affect our business, operating results, and financial condition.
As we expand into new potential markets, we expect to face intense competition, including from our customers and potential customers, and may not be able to compete effectively, which could harm our business.
We expect that our new and future MRAM products will be applicable to markets in which we are not currently operating. The markets in which we operate and may operate in the future are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential competitors, which include our current and potential customers as they seek to internally develop solutions competitive with ours or as we develop products potentially competitive with their existing products. If we do not compete successfully, our market share and revenue may decline. We compete with large semiconductor manufacturers and designers and others, and some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we do. This may allow them to respond more quickly than we can to new or emerging technologies or changes in customer requirements. In addition, these competitors may have greater credibility with our existing and potential customers. Some of our current and potential customers with their own internally developed solutions may choose not to purchase products from third-party suppliers like us.
Our joint development agreement and strategic relationships involve numerous risks.
We have entered into strategic relationships to manufacture products and develop new manufacturing process technologies and products. These relationships include our joint development agreement with GLOBALFOUNDRIES to develop advanced MTJ technology and STT-MRAM. These relationships are subject to various risks that could adversely affect the value of our investments and our results of operations. These risks include the following:
•our interests could diverge from those of our foundries, or we may not be able to agree with them on ongoing development, manufacturing and operational activities, or on the amount, timing, or nature of further investments in our joint development;
•we may experience difficulties in transferring technology to a foundry;
•we may experience difficulties and delays in getting to and/or ramping production at foundries;
•we do not have control over the operations of foundries;
•our joint development collaborators may be unable to meet their commitments to us;
•due to differing business models or long-term business goals, our collaborators may decide not to join us in funding capital investment, which may result in higher levels of cash expenditures by us;
•our cash flows may be inadequate to fund increased capital requirements;
•we may experience difficulties or delays in collecting amounts due to us from our collaborators;
•the terms of our arrangements may turn out to be unfavorable;
•we are migrating toward a fabless model as 300mm production becomes required and this increases risks related to less control over our critical production processes; and
•changes in tax, legal, or regulatory requirements may necessitate changes in our agreements.
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
Generally, in pricing our products, we assume that manufacturing yields will continue to improve, even as the complexity of our products increases. Once our products are initially qualified either internally or with our third-party foundries, minimum acceptable yields are established. We are responsible for the costs of the units if the actual yield is above the minimum set with our third-party foundries. If actual yields are below the minimum, we are not required to purchase the units. Minimum acceptable yields for our new products are generally lower at first and gradually improve as we achieve full production, but yield issues can occur even in mature processes due to breakdowns in mechanical systems, equipment failures or calibration errors. Unacceptably low product yields or other product manufacturing problems could substantially increase overall production time and costs and adversely impact our operating results. Product yield losses may also increase our costs and reduce our gross margin. In addition to significantly harming our results of operations and cash flow, poor yields may delay shipment of our products and harm our relationships with existing and potential customers.
Products as complex as ours may contain defects, particularly when first introduced to customers or as new versions are released. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of the products or result in a costly recall and could damage our reputation and adversely affect our ability to retain existing customers and attract new customers. Defects could cause problems with the functionality of our products, resulting in interruptions, delays, or cessation of sales of these products to our customers. We may also be required to make significant capital and resource expenditures to resolve such problems. For example, any such problems could result in:
•delays in development, manufacture and roll-out of new products;
•additional development costs;
•loss of, or delays in, market acceptance;
•diversion of technical and other resources from our other development efforts;
•claims for damages by our customers or others against us; and
•loss of credibility with our current and prospective customers.
•Any such event could have a material adverse effect on our business, financial condition, and results of operations.
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
We may face difficulties, delays, and increased expenses as we transition our products to new processes, and potentially to new foundries. We will depend on our third-party foundries as we transition to new processes. Our third-party foundries may not be able to effectively manage such transitions and/or we may not be able to maintain our relationship with our third-party foundries or develop relationships with new third-party foundries. If we or any of our third-party foundries experience significant delays in transitioning to new processes or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, any of which could harm our relationships with our customers and our operating results.

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
Our ability to compete will depend on our ability to identify and comply with evolving industry standards and technical requirements. The emergence of new industry standards and technical requirements could render our products incompatible with products developed by other suppliers or make it difficult for our products to meet the requirements of certain of our customers in automotive, transportation, industrial, data storage, and other markets. As a result, we could be required to invest significant time and effort and incur significant expenses to redesign our products to ensure compliance with relevant standards and requirements. If our products are not in compliance with prevailing industry standards and technical requirements for a significant period of time, we could miss opportunities to achieve crucial design wins, our revenue may decline and we may incur significant expenses to redesign our products to meet the relevant standards, which could adversely affect our business.
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
•public health-related events or outbreaks, which can result in varying impacts to our business, employees, partners, customers, distributors or suppliers internationally as discussed elsewhere in this “Risk Factors” section;
•difficulties, inefficiencies and costs associated with staffing and managing foreign operations;
•longer and more difficult customer qualification and credit checks;
•greater difficulty collecting accounts receivable and longer payment cycles;
•the need for various local approvals to operate in some countries;
•difficulties in entering some foreign markets without larger-scale local operations;
•changes in import/export laws, trade restrictions, regulations and customs and duties and tariffs (foreign and domestic);
•compliance with local laws and regulations;
•unexpected changes in regulatory requirements, including the elimination of tax holidays;
•reduced protection for intellectual property rights in some countries;
•adverse tax consequences as a result of repatriating cash generated from foreign operations to the United States;
•adverse tax consequences, including potential additional tax exposure if we are deemed to have established a permanent establishment outside of the United States;
•the effectiveness of our policies and procedures designed to ensure compliance with the Foreign Corrupt Practices Act of 1977 (FCPA) and similar regulations;
•fluctuations in currency exchange rates, which could increase the prices of our products to customers outside of the United States, increase the expenses of our international operations by reducing the purchasing power of the U.S. dollar and expose us to foreign currency exchange rate risk if, in the future, we denominate our international sales in currencies other than the U.S. dollar;
•new and different sources of competition;
•political, economic, and social instability;
•terrorism and acts of war, such as the military conflict between Russia and Ukraine, which could have a negative impact on the operations of our business or our customers’ businesses; and
•US Department of Commerce regulations or restrictions on exports of certain semiconductor technologies and equipment to China.
Our failure to manage any of these risks successfully could harm our operations and reduce our revenue.
We may need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities.
Our total revenue was approximately $55.2 million for the year ended December 31, 2025, and $50.4 million for the year ended December 31, 2024. As of December 31, 2025, we had cash and cash equivalents of approximately $44.5 million. Based on our current operating plan, we believe our existing cash and cash equivalents, coupled with our anticipated growth and sales levels, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We have no committed sources of funding and there are no assurances that additional funding will be available to us in the future or on acceptable terms. If adequate funding is not available when needed, we may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing.
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
The semiconductor memory industry is characterized by companies that hold patents and other intellectual property rights and that vigorously pursue, protect, and enforce intellectual property rights. These companies include patent-holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence. From time to time, third parties may assert patent and other intellectual property rights claims against us and our customers. We have in the past, and may in the future, face such claims. On January 28, 2026, we received notice that Avalanche Technology, Inc. filed a lawsuit against us in the United States District Court for the District Court of Delaware and a patent infringement complaint with the U.S. International Trade Commission. We believe we have valid arguments against the underlying claims, which could be time-consuming and costly to defend and involve significant uncertainty.
Claims that our products, processes, or technology infringe third-party intellectual property rights, regardless of their merit or resolution, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel. We may also be obligated to indemnify our customers or business partners in connection with any such litigation, which could result in increased costs. Infringement claims also could harm our relationships with our customers or distributors and might deter future customers from doing business with us. If any such proceedings result in an adverse outcome, we could be required to:
•cease the manufacture, use or sale of the infringing products, processes or technology;
•pay substantial damages for infringement;
•expend significant resources to develop non-infringing products, processes or technology, which may not be successful;
•license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;
•cross-license our technology to a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; or
•pay substantial damages to our customers to discontinue their use of or to replace infringing technology sold to them with non-infringing technology, if available.
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
Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC has adopted requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to perform diligence and disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. These requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products, and affect our costs and relationships with customers, distributors, and suppliers as we must obtain additional information from them to ensure our compliance with the disclosure requirement. In addition, we incur additional costs in complying with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we have not been able to sufficiently verify the origins of these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free and these customers may discontinue, or materially reduce, purchases of our products, which could result in a material adverse effect on our results of operations and our financial condition may be adversely affected.
Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income and tax credits to offset tax. As of December 31, 2025, we had gross federal net operating loss carryforwards of approximately $95.2 million, of which $53.2 million will expire in 2030 through 2037 if not utilized, and $42.0 million that will carryover indefinitely. The Company experienced an ownership change in October 2016 and as a result, $43.8 million of the federal NOLs are expected to expire unutilized due to limitation under IRC Section 382. Consistent with prior years, the NOLs expected to expire unutilized are included in the NOL carryforward amounts disclosed, subject to a valuation allowance. As of December 31, 2025, we had state net operating loss carryforwards of approximately $48.4 million, of which $45.4 million will expire in 2030 through 2045 if not utilized, and $3.0 million that will carry over indefinitely. The federal NOLs generated prior to 2018 will continue to be governed by the NOL tax rules as they existed prior to the adoption of the 2017 Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. The 2017 Tax Act repealed the 20-year carryforward and two-year carryback of NOLs originating after December 31, 2017 and also limits the NOL deduction to 80% of taxable income for tax years beginning after December 31, 2017. Any NOLs generated in 2018 and forward will be carried forward and will not expire. Future changes in our stock ownership, many of which are outside of our control, could result in additional ownership changes under IRC Section 382 of the Code. The ability to utilize our net operating losses and tax credits could also be impaired under state law. As a result, we might not be able to utilize a material portion of our state NOLs and tax credits.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.
New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. For example, the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act, the Inflation Reduction Act, or the IRA, and the One Big Beautiful Bill Act (OBBBA) made many significant changes to U.S. tax laws, including the imposition by the IRA of, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. In particular, changes in corporate tax rates, the realization of net deferred tax assets, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future tax expenses.

Risks Related to Our Common Stock
We expect that the price of our common stock will fluctuate substantially.
The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:
•the introduction of new products or product enhancements by us or others in our industry;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or restructurings;
•disputes or other developments with respect to our or others’ intellectual property rights;
•product liability claims or other litigation;
•quarterly variations in our results of operations or those of others in our industry;
•sales of large blocks of our common stock, including sales by our executive officers and directors;
•changes in senior management or key personnel;
•changes in earnings estimates or recommendations by securities analysts; and
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors, including the effects of health-related events or outbreaks and the military conflict between Russia and Ukraine.
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
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:
•our board of directors has the right to expand the size of our board of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors, the chairman of the board or the chief executive officer;
•our amended and restated certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the affirmative vote of holders of at least 66-2/3% of the voting power of all of the then outstanding shares of voting stock, voting as a single class, will be required (a) to amend certain provisions of our certificate of incorporation, including provisions relating to the size of the board, special meetings, actions by written consent and cumulative voting and (b) to amend or repeal our amended and restated bylaws, although such bylaws may be amended by a simple majority vote of our board of directors;
•stockholders must provide advance notice and additional disclosures to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and
•our board of directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders;
•any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine.
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
Although we have taken precautions to protect against our products being exported or used in violation of law, we have inadvertently provided products and services to some customers in apparent violation of U.S. export control laws. In October 2024, we submitted to the U.S. Department of Commerce’s Bureau of Industry and Security (BIS) an initial notification of voluntary self-disclosure concerning apparent violations. A final voluntary self-disclosure was submitted to BIS on April 30, 2025. If we are found to be in violation of U.S. sanctions or export control regulations, it can result in significant fines or penalties, as well as reputational harm and loss of business. While we are working to implement additional controls designed to prevent similar occurrences in the future, these controls may not be fully effective.
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
Current or future tariffs or other restrictive trade measures may significantly raise the costs of raw materials, components or finished goods, which may adversely impact both our product offerings and our operational expenses. Such cost increases may reduce our margins and require us to increase prices, which could harm our competitive position, reduce customer demand and damage customer relationships. Our manufacturers, suppliers and distribution channels are also affected by the current trade environment, and we may experience supply chain disruptions as a result of increased costs and uncertainty, as well as risks to the long-term viability of key vendors, which may impact our ability to meet customer demand or manage inventory efficiently. Tariff and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to deliver products or services on expected timelines or if any price increases are poorly received by customers or business partners. In addition, many of our customers operate businesses that may be impacted by trade policies, which may result in decreased demand for our products or extended sales cycles as customers assess the impact of evolving trade policies on their operations and face increased costs or decreased revenue due to tariffs and trade restrictions.
Trade disputes, trade restrictions, tariffs and other geopolitical tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns, which may also negatively impact customer demand for our products or services, delay purchases or renewals, limit expansion opportunities with customers, limit our access to capital, or otherwise negatively impact our business and operations. Ongoing tariff, trade restrictions and macroeconomic uncertainty has and may continue to contribute to volatility in the price of our common stock.
The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the U.S. or foreign jurisdictions related to compliance with trade regulations. In addition, retaliatory trade policies or anti-U.S. sentiment in certain regions whether driven by trade tensions, political disagreements, or regulatory concerns may make customers, governments and investors more hesitant to engage with, purchase from or invest in U.S. firms. This may lead to increased preference for local competitors, changes to government procurement policies, heightened regulatory scrutiny, decreased intellectual property protections, delays in regulatory approvals or other retaliatory regulatory non-tariff policies, which may result in heightened international legal and operational risks and difficulties in attracting and retaining non-U.S. customers, suppliers, employees, partners and investors.
Ongoing uncertainty regarding trade policies may also further complicate our short- and long-term strategic planning, and that of our partners and customers, including decisions regarding hiring, product strategy, capital investment, supply chain design and geographic expansion.
While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.
We are subject to U.S. and certain foreign anti-corruption laws and regulations. We could face liability and other serious consequences for violations which can harm our business.
We are subject to anti-corruption laws and regulations, including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act and other state and national anti-bribery laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and generally prohibit companies and their employees, agents, contractors and other third-party collaborators from offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly through third parties, to any person in the public or private sector to obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities.
There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors or collaborators, or those of our affiliates, will comply with all applicable anti-corruption laws and regulations. Any violation of such laws and regulations may result in substantial civil and criminal fines and penalties against us, our officers, or our employees, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. In addition, any such violations could include prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results and financial condition.
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
Holders of Record
As of February 26, 2026, we had 16 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
For an overview of our business, see “Part I – Item 1. Business.”
Key Metrics
We monitor a variety of key financial metrics to help us evaluate trends, establish budgets, measure the effectiveness of our business strategies, and assess operational efficiencies. These financial metrics include revenue, gross margin, operating expenses and operating income determined in accordance with generally accepted accounting principles in the United States (GAAP). Additionally, we monitor and project cash flow to determine our sources and uses for working capital to fund our operations. We also monitor Adjusted net income, a non-GAAP financial measure, and design wins. We define Adjusted net income as net income adjusted for stock-based compensation expense.
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

	Year Ended December 31,
	2025	2024

	(in thousands)
Adjusted Net (Loss) Income reconciliation:
Net (loss) income	$(586)	$781
Stock-based compensation expense	5,776	6,713
Adjusted Net (Loss) Income	$5,190	$7,494
Design wins. To continue to grow our revenue, we must continue to achieve design wins for our MRAM products. We consider a design win to occur when an OEM or contract manufacturer notifies us that it has qualified one of our products as a component in a product or system for production. Because the life cycles for our customers’ products can last for many years, if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win. New design wins in each successive quarter of 2025 were 44, 53, 55, and 85, respectively, compared to 31, 44, 50, and 53 in each successive quarter of 2024, respectively.
Results of Operations
Below are factors we want to highlight for understanding our 2025 annual results and year-over-year comparison with proper historical perspective:
•Our commitment to improving our manufacturing excellence enabled us to drive yield improvements within our internal and external foundries network to sustain existing product margins.

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2025	2024	2025	2024

	(In thousands)		(As a percentage of revenue)
Product sales	$48,292	$42,203	87%	84%
Licensing, royalty, patent, engineering services and other revenue	6,910	8,199	13	16
Total revenue	55,202	50,402	100	100
Cost of product sales	25,938	22,812	47	45
Cost of licensing, royalty, patent, engineering services and other revenue	1,022	1,464	2	3
Total cost of sales	26,960	24,276	49	48
Gross profit	28,242	26,126	51	52
Operating expenses:
Research and development	14,085	13,686	26	27
General and administrative	14,552	14,141	26	28
Sales and marketing	6,113	5,390	11	11
Total operating expenses	34,750	33,217	63	66
Loss from operations	(6,508)	(7,091)	(12)	(14)
Interest income	1,646	1,766	3	3
Other income, net	4,405	6,066	8	13
Net (loss) income before income taxes	(457)	741	(1)	2
Income tax (expense) benefit	(129)	40	—	—
Net (loss) income and comprehensive (loss) income	$(586)	$781	(1)%	2%
Comparison of the Years Ended December 31, 2025 and 2024
Revenue
We generated 75% and 79% of our revenue from products sold through distributors for the years ended December 31, 2025 and 2024, respectively.
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

	Year Ended December 31,
	2025	2024
APAC	$34,527	$28,688
North America	10,890	10,710
EMEA	9,785	11,004
Total revenue	$55,202	$50,402

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Product sales	$48,292	$42,203	$6,089	14.4%
Licensing, royalty, patent, engineering services and other revenue	6,910	8,199	(1,289)	(15.7)%
Total revenue	$55,202	$50,402	$4,800	9.5%
Total revenue increased by $4.8 million, or 9.5%, from $50.4 million during the year ended December 31, 2024, to $55.2 million during the year ended December 31, 2025. The increase was due to an increase in product sales revenue of $6.1 million, and partially offset by a decrease in licensing, royalty, patent, engineering services and other revenue of $1.3 million.
Licensing, royalty, patent, engineering services and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. We estimate royalty revenue earned throughout the year, with an annual adjustment recognized for actual sales in the first quarter of each fiscal year. Licensing, royalty, patent, engineering services and other revenue decreased by $1.3 million, from $8.2 million during the year ended December 31, 2024, to $6.9 million during the year ended December 31, 2025. The decrease was primarily due to the conclusion of a contractual arrangement with a customer for the development of reliability models for strategic radiation hardened toggle MRAM.
Cost of Sales and Gross Margin

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Cost of sales	$25,938	$22,812	$3,126	13.7%
Cost of licensing, royalty, patent, engineering services and other revenue	1,022	1,464	(442)	(30.2)%
Total cost of sales	$26,960	$24,276	$2,684	11.1%
Gross margin	51.2%	51.8%	*	*
Cost of product sales increased by $3.1 million, or 13.7%, from $22.8 million during the year ended December 31, 2024, to $25.9 million during the year ended December 31, 2025. Cost of product sales relate primarily to costs of our Toggle and STT products and have increased consistently and proportionately with the increase in revenues.
Cost of licensing, royalty, patent, engineering services and other revenue decreased by $0.4 million, or 30.2%, from $1.5 million during the year ended December 31, 2024, to $1.0 million during the year ended December 31, 2025. The decrease was primarily due to a decrease in licensing costs related to labor and materials associated with the progression of our RAD-Hard projects.
Gross margin decreased from 51.8% during the year ended December 31, 2024, to 51.2% during the year ended December 31, 2025. Gross margin slightly decreased as a result of the different revenue mix.

Operating Expenses
Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses, and stock-based compensation, are among the most significant component of each of our operating expense categories.

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Research and development	$14,085	$13,686	$399	2.9%
Research and development as a % of revenue	26%	27%
Research and Development Expenses. Research and development expenses increased by $0.4 million, or 2.9%, from $13.7 million during the year ended December 31, 2024, to $14.1 million during the year ended December 31, 2025. Research and development expenses relate primarily to the development and enhancement of our new Extended Serial Peripheral Interface (xSPI) family of STT-MRAM products, which offer high-performance, multiple I/O, SPI-compatibility and feature a high-speed, low pin count SPI compatible interface.

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
General and administrative	$14,552	$14,141	$411	2.9%
General and administrative as a % of revenue	26%	28%
General and Administrative Expenses. General and administrative expenses increased by $0.4 million, or 2.9%, from $14.1 million during the year ended December 31, 2024, to $14.6 million during the year ended December 31, 2025. The increase is primarily due to one-time professional service fees.

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Sales and marketing	$6,113	$5,390	$723	13.4%
Sales and marketing as a % of revenue	11%	11%
Sales and Marketing Expenses. Sales and marketing expenses increased by $0.7 million, or 13.4%, from $5.4 million during the year ended December 31, 2024, to $6.1 million during the year ended December 31, 2025. The increase is sales and marketing expenses relates primarily to higher compensation costs and contract labor.
Interest Income

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Interest income	$1,646	$1,766	$(120)	(6.8)%
Interest income decreased by $0.1 million, or 6.8%, from $1.8 million during the year ended December 31, 2024, to $1.6 million during the year ended December 31, 2025. The decrease is primarily due to the decrease in interest rates.

Other Income, Net

	Year Ended December 31,		Change
	2025	2024	Amount	%

	(Dollars in thousands)
Other income, net	$4,405	$6,066	$(1,661)	(27.4)%
Other income, net decreased by $1.7 million, from $6.1 million during the year ended December 31, 2024, to $4.4 million during the year ended December 31, 2025. Other income relates primarily to other income recognized from a strategic award we received to develop a long-term plan to provide manufacturing services for aerospace and defense segments.
On July 4, 2025, the OBBBA was enacted. The OBBBA maintains the 21 percent corporate tax rate and makes permanent many of the beneficial expired and expiring tax provisions originally enacted in the Tax Cuts and Jobs Act of 2017, including the immediate expensing of domestic research and development expenditures, more favorable interest deductibility and 100 percent bonus depreciation with effective dates in 2025. Revisions to the international tax framework are effective in 2026. In the fourth quarter of 2025, the Company elected to immediately expense new domestic research and development expenditures, but continue amortizing the existing capitalized and unamortized expenditures as of December 31, 2024.
Liquidity and Capital Resources
As of December 31, 2025, we had $44.5 million of cash and cash equivalents, compared to $42.1 million as of December 31, 2024. We believe our cash and cash equivalents are sufficient to meet our anticipated capital requirements in the next 12 months. Our long-term capital requirements will depend on many factors, including, among other things, our growth rate, the timing and extent of our spending to support our current and future manufacturing requirements, research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024

	(In thousands)
Cash provided by operating activities	$9,960	$7,099
Cash used in investing activities	(8,674)	(3,060)
Cash provided by financing activities	1,067	1,112
Cash Flows from Operating Activities
During the year ended December 31, 2025, cash provided by operating activities was $10.0 million, which consisted of net loss of $0.6 million, non-cash charges of $9.0 million and changes in net operating assets and liabilities of $1.6 million. The non-cash charges primarily consisted of stock-based compensation of $5.8 million and depreciation and amortization of $3.2 million. The change in our net operating assets and liabilities was primarily due to a decrease in accounts receivable of $3.6 million due to timing of cash receipts for outstanding balances, an increase in accrued liabilities of $0.8 million, a decrease in other assets of $0.4 million, an increase in long-term income tax liability of $0.1 million, offset by an increase in inventory of $1.6 million to meet anticipated production volumes, a decrease in accounts payable of $0.5 million, a decrease in contract obligations of $0.6 million, and an increase in prepaid and other current assets of $0.6 million.
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
Cash Flows from Investing Activities
During the year ended December 31, 2025, cash used in investing activities was $8.7 million, which consisted of capital expenditures primarily for the purchase of manufacturing equipment and purchased software.
During the year ended December 31, 2024, cash used in investing activities was $3.1 million, which consisted of capital expenditures primarily for the purchase of manufacturing equipment and purchased software.
Cash Flows from Financing Activities
During the year ended December 31, 2025, cash provided by financing activities was $1.1 million, which consisted of proceeds from stock option exercises and purchases of shares under our employee stock purchase plan.
During the year ended December 31, 2024, cash used in financing activities was $1.1 million, which consisted of proceeds from stock option exercises and purchases of shares under our employee stock purchase plan.
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
Upon the transfer of control, generally at shipment, we record a trade receivable for the selling price as there is a legally enforceable obligation of the distributor to pay for the product delivered, an allowance is recorded for the estimated discount that will be provided to the distributor, and the net of these amounts is recorded as revenue on the statements of operations and comprehensive (loss) income.
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

Item 8. Financial Statements and Supplementary Data
EVERSPIN TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Everspin Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Everspin Technologies, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Accounting for Inventory

Description of the Matter
As discussed in Note 2 to the financial statements, Inventory is valued at the lower of cost or net realizable value. At December 31, 2025, the Company’s inventory balance was $10.7 million.
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
Phoenix, Arizona
March 4, 2026

EVERSPIN TECHNOLOGIES, INC.
Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$44,450	$42,097
Accounts receivable, net	8,101	11,722
Inventory	10,734	9,110
Prepaid expenses and other current assets	1,877	1,272
Total current assets	65,162	64,201
Property and equipment, net	14,140	3,220
Intangible assets, net	1,714	3,416
Right-of-use assets	3,251	4,549
Other assets	342	2,403
Total assets	$84,609	$77,789

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,180	$2,278
Accrued liabilities	3,651	2,449
Deferred revenue	—	78
Lease liabilities, current portion	1,381	1,306
Contract obligations	1,472	2,034
Software liabilities, current portion	1,769	1,769
Total current liabilities	13,453	9,914
Lease liabilities, net of current portion	1,956	3,336
Software liabilities, net of current portion	15	1,784
Long-term income tax liability	268	162
Total liabilities	$15,692	$15,196
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 22,977,797 and 22,059,697 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2	2
Additional paid-in capital	206,370	199,460
Accumulated deficit	(137,455)	(136,869)
Total stockholders’ equity	68,917	62,593
Total liabilities and stockholders’ equity	$84,609	$77,789
The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.
Statements of Operations and Comprehensive (Loss) Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Product sales	$48,292	$42,203
Licensing, royalty, patent, engineering services and other revenue	6,910	8,199
Total revenue	55,202	50,402
Cost of product sales	25,938	22,812
Cost of licensing, royalty, patent, engineering services and other revenue	1,022	1,464
Total cost of sales	26,960	24,276
Gross profit	28,242	26,126
Operating expenses:
Research and development	14,085	13,686
General and administrative	14,552	14,141
Sales and marketing	6,113	5,390
Total operating expenses	34,750	33,217
Loss from operations	(6,508)	(7,091)
Interest income	1,646	1,766
Other income, net	4,405	6,066
Net (loss) income before income taxes	(457)	741
Income tax (expense) benefit	(129)	40
Net (loss) income and comprehensive (loss) income	$(586)	$781
Net (loss) income per common share:
Basic	$(0.03)	$0.04
Diluted	$(0.03)	$0.04
Weighted average shares of common stock outstanding:
Basic	22,568,253	21,642,793
Diluted	22,568,253	22,156,420
The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.
Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	21,080,472	$2	$191,569	$(137,650)	$53,921
Issuance of common stock under stock incentive plans and exercise of stock options	979,225	—	1,178	—	1,178
Stock-based compensation expense	—	—	6,713	—	6,713
Net income	—	—	—	781	781
Balance at December 31, 2024	22,059,697	$2	$199,460	$(136,869)	$62,593
Issuance of common stock under stock incentive plans and exercise of stock options	918,100	—	1,134	—	1,134
Stock-based compensation expense	—	—	5,776	—	5,776
Net loss	—	—	—	(586)	(586)
Balance at December 31, 2025	22,977,797	$2	$206,370	$(137,455)	$68,917
The accompanying notes are an integral part of these financial statements.

EVERSPIN TECHNOLOGIES, INC.
Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(586)	$781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,212	1,731
Gain on sale of property and equipment	(25)	—
Stock-based compensation	5,776	6,713
Changes in operating assets and liabilities:
Accounts receivable	3,621	(168)
Inventory	(1,624)	(719)
Prepaid expenses and other current assets	(605)	(284)
Other assets	360	(492)
Accounts payable	(501)	(374)
Accrued liabilities	806	(1,939)
Deferred revenue	(78)	(258)
Contract obligations	(562)	2,034
Lease liabilities, net	60	74
Long-term income tax liability	106	—
Net cash provided by operating activities	9,960	7,099
Cash flows from investing activities
Purchases of property and equipment	(6,838)	(3,049)
Purchases of intangible assets	(1,836)	(11)
Net cash used in investing activities	(8,674)	(3,060)
Cash flows from financing activities
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	1,134	1,178
Payments on finance leases	(67)	(66)
Net cash provided by financing activities	1,067	1,112
Net increase in cash and cash equivalents	2,353	5,151
Cash and cash equivalents at beginning of period	42,097	36,946
Cash and cash equivalents at end of period	$44,450	$42,097
Supplementary cash flow information:
Cash paid for taxes	$38	$202
Operating cash flows paid for operating leases	$1,415	$1,399
Financing cash flows paid for finance leases	$67	$66
Non-cash investing and financing activities:
Internal-use software asset obtained in exchange for software liabilities	$—	$3,564
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$297
Purchases of property and equipment in accounts payable and accrued liabilities	$3,982	$182
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
Reclassification
Certain reclassifications of previously reported amounts have been made to conform to the current period presentation. Specifically, interest income was previously presented within other income, net for the year ended December 31, 2024 in the Annual Report on Form 10-K filed with the SEC on February 27, 2025. Interest income is presented separately in the statement of operations and comprehensive (loss) income within these financial statements.
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
Significant segment expenses within net income are those separately presented on the Company’s statements of operations and comprehensive (loss) income, which include cost of sales, research and development, general and administrative, and sales and marketing expenses.
Cash and Cash Equivalents
The Company considers all highly liquid, short-term investments with maturity dates of 90 days or less at the date of purchase to be cash equivalents. The Company’s cash equivalents consist solely of money market funds.
Accounts Receivable, Net
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company generally does not require collateral or other security in support of accounts receivable. Allowances would be provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company also considers a number of factors in evaluating the sufficiency of its allowance for doubtful accounts, including the length of time receivables are past due, significant one-time events, creditworthiness of customers and historical experience. Account balances would be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s evaluation determined that no material allowance for doubtful accounts was necessary at December 31, 2025 and 2024.
The unbilled accounts receivable is an estimate of the unconditional consideration to which the Company expects to be entitled for uses of the Company’s intellectual property. The Company’s right is unconditional because nothing other than the passage of time is required before payment of the amounts are due. Certain customers report on a lagged basis and actual information is not available timely. The estimates recorded are based on historical trends in the customer’s usage and current market conditions. At December 31, 2025 and 2024, the unbilled accounts receivable balance was $0.2 million in each year. The Company’s unbilled conditional consideration is recorded to a contract asset account included in Prepaid Expenses and Other Current Assets. The conditions to the Company’s right to the consideration can include a contractual requirement to satisfy a performance obligation that has not yet begun or for which performance is in process as of the balance sheet date. At December 31, 2025 and 2024, the unbilled contract asset balance was $0.4 million and $0.5 million, respectively.
The Company establishes an allowance for product returns. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of products when evaluating the adequacy of sales returns. Returns are processed as credits on future purchases and, as a result, the allowance is recorded against the balance of trade accounts receivable. In addition, the Company from time to time may establish an allowance for estimated price adjustments related to its distributor agreements. The Company estimates credits to distributors based on the historical rate of credits provided to distributors relative to sales and evaluation of current market conditions. At December 31, 2025 and 2024, the allowance for product returns and price adjustments was $0.3 million and $0.4 million, respectively.
Accounts receivable, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Trade accounts receivable	$8,231	$11,944
Unbilled accounts receivable	179	187
Allowance for product returns and price adjustments	(309)	(409)
Accounts receivable, net	$8,101	$11,722
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

	Revenue		Accounts Receivable
	Year Ended December 31,		As of December 31,
Customers	2025	2024	2025	2024
Customer A	25%	*	57%	*
Customer B	*	27%	*	61%
______________________________________________________________
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
Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in operations. Amortization expense of assets acquired through finance leases is included in the statements of operations and comprehensive (loss) income.

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
The Company has lease agreements with lease and non-lease components. The Company has elected to not separate lease and non-lease components for any leases involving real estate and office equipment classes of assets and, as a result, accounts for the lease and non-lease components as a single lease component. The Company has elected to separate lease and non-lease components for any leases involving manufacturing facility classes of assets. Further, the Company elected the short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to leases with terms of 12 months or less (short-term leases) for all classes of assets. As of December 31, 2025, the Company did not have any short-term leases.
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

Government Tax Credits, Incentives and Grants
From time to time, the Company may receive government funding in the form of tax credits, operating-related grants, capital-related grants, or other incentives to support various business activities, including capital development, research and development, and other activities as defined by the relevant government agency awarding the tax credit, incentive, or grant. The amount received is typically based on the amount of qualifying costs incurred. The Company typically has to meet certain requirements to retain the government funding. The Company records operating-related grants and non-income related tax credits as other income in the statements of operations and comprehensive (loss) income when there is reasonable assurance that the grant will be received, and the Company will comply with the conditions specified in the grant agreement.
The Company received Employee Retention Tax Credit (“ERTC”) refunds from the United States Treasury totaling $2.0 million, relating to the payroll periods from October 1, 2020 through September 30, 2021. These amounts were recognized as other income during the year ended December 31, 2023 when the amounts were reasonably assured to be retained by the Company. The Company’s compliance with the program’s qualifications may be subject to audit. In July of 2025, the OBBBA was signed into law, and it included provisions to extend the statute of limitations for the ERTC to be audited. Amounts received by the Company under this program are subject to audit through the year ended December 31, 2029.
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
Upon the transfer of control, generally at shipment, the Company records a trade receivable for the selling price as there is a legally enforceable obligation of the distributor to pay for the product delivered, an allowance is recorded for the estimated discount that will be provided to the distributor, and the net of these amounts is recorded as revenue on the statements of operations and comprehensive (loss) income.
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
The Company entered into a contractual agreement with a customer in 2021 for the development of a RAD-Hard product, consisting of a technology license, a design license agreement and development contract, and separate contractual agreements with a customer in 2024 and 2025 for the development of a strategic radiation hardened field programmable gate array product, consisting of a technology license to provide design and development services under the contractual agreement. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the performance obligation is satisfied.
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
Engineering services and other Revenue
For certain revenue streams, the Company recognizes revenue based on the pattern of transfer of the services. The Company uses the input method of measuring costs incurred to date compared to total estimated costs to be incurred under the contract as this method most faithfully depicts its performance. The Company will record an unbilled receivable (within accounts receivable, net) for the portion of the work that has been completed but not invoiced at the end of each reporting period.
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
Other Income, Net
Other income, net primarily consists of a strategic award, realized gains and losses on sale of assets, and gains and losses on foreign currency transactions.
Product Warranty
The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated and accrues for estimated losses incurred for unidentified issues based on historical experience. A warranty liability was not recorded at December 31, 2025 and 2024, as the estimated future warranty costs were not material based on the Company’s historical experience.
Research and Development
Research and development expenses are incurred in support of internal development programs or as part of the Company’s joint development agreement with GLOBALFOUNDRIES (see Note 9). Research and development expenses include personnel-related costs (including stock-based compensation), circuit design costs, purchases of materials and laboratory supplies, fabrication and packaging of experimental integrated circuit products, amortization of certain intangible assets, depreciation of research and development related capital equipment and overhead and are expensed as incurred.
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
The Company measures its stock option grants based on the estimated fair value of the options as of the grant date using the Black-Scholes option-pricing model. Stock-based compensation expense for stock option grants is recognized over the requisite service period using the straight-line method. The Company accounts for forfeitures as they occur. The Black-Scholes option-pricing model requires the input of subjective assumptions including:
Expected volatility. The Company determines the expected stock price volatility based on the historical volatility of its common stock as well as the stock of industry peers for the expected term of the option. Industry peers consist of several public companies in the technology industry similar in size, stage of life cycle and financial leverage. If circumstances change such that the identified companies are no longer similar, the Company will revise its peer group to substitute more suitable companies in this calculation.
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
The Company adopted ASU 2023-09 effective January 1, 2025, on a prospective basis. The adoption of ASU 2023-09 did not have a significant impact to the financial statements.
Recently Issued Pronouncements
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
In December 2025, the FASB issued ASU No.2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the update is to provide clarity about current interim requirements. The amendments in this update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 are effective for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact that the standard will have on its financial statements.
In December 2025, the FASB issued ASU No.2025-12, Codification Improvements, which addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. The amendments to ASC 260 must be applied retrospectively, while all other amendments may be applied prospectively or retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact that the standard will have on its financial statements.
The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the financial statements.
3. Statements of Operations and Comprehensive (Loss) Income Components
Revenue
The Company sells products to its distributors, OEMs, ODMs and CMs. The Company also recognizes revenue under licensing, patent, and royalty agreements with some customers. The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Year Ended December 31,
	2025	2024
Distributor	$41,667	$39,943
Non-distributor	13,535	10,459
Total revenue	$55,202	$50,402
The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Year Ended December 31,
	2025	2024
Point in time	$49,066	$42,903
Over time	6,136	7,499
Total revenue	$55,202	$50,402

The following table presents the Company’s revenues disaggregated by type (in thousands):

	Year Ended December 31,
	2025	2024
Product sales	$48,292	$42,203
Licensing	1,108	6,346
Royalties	774	700
Engineering services and other revenue	5,028	1,153
Total revenue	$55,202	$50,402
The Company licenses its intellectual property and is entitled to consideration based on the customer’s sales. The Company makes estimates in instances when the customer reports sales on a lagged basis and actual information is not available timely. The estimates are based on historical trends in the customer’s activity and current market conditions. The amounts are reported in licensing, royalty, patent, engineering services and other revenue in the statements of operations and comprehensive (loss) income.
The Company recognizes revenue by geography based on the region in which its products are sold, and not to where the end products in which they are assembled are shipped. Revenue by region for the periods indicated was as follows (in thousands):

	Year Ended December 31,
	2025	2024
APAC	$34,527	$28,688
North America	10,890	10,710
EMEA	9,785	11,004
Total revenue	$55,202	$50,402
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
The Company records the total consideration from the Award as other income using an input method based on costs incurred to date relative to the total expected costs of the Award over its term. Amounts invoiced in excess of income recognized are recorded as a contract obligations liability on the balance sheets. This liability represents the Company’s obligation to perform future services for which the Company has received or is entitled to receive payment but which are not yet fulfilled. During the year ended December 31, 2025 and 2024, the Company has invoiced $4.0 million and $8.1 million, respectively, related to this Award of which no balance is outstanding as of December 31, 2025 and 2024. The contract obligations liability was $1.5 million and $2.0 million as of December 31, 2025 and 2024, respectively. The Company recorded $4.5 million and $6.1 million of other income related to this Award in the year ended December 31, 2025 and 2024, respectively.

4. Balance Sheet Components
Inventory
Inventory consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$323	$238
Work-in-process	9,269	7,510
Finished goods	1,142	1,362
Total inventory	$10,734	$9,110
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Manufacturing equipment	$15,070	$14,199
Computer and network equipment	731	602
Furniture and fixtures	113	113
Construction in Progress	11,131	—
Leasehold improvements	1,476	1,476
Total property and equipment, gross	28,521	16,390
Less: accumulated depreciation	(14,381)	(13,170)
Total property and equipment, net	$14,140	$3,220
Depreciation expense during years ended December 31, 2025 and 2024 was $1.5 million and $1.6 million, respectively.
Intangible Assets, Net
The gross carrying amounts and accumulated amortization of intangible assets are as follows at the dates indicated (in thousands):

	December 31, 2025
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	1.0	$4,456	$(2,742)	$1,714
Total intangible assets		$4,456	$(2,742)	$1,714

	December 31, 2024
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	2.0	$4,389	$(973)	$3,416
Total intangible assets		$4,389	$(973)	$3,416

Amortization expense for intangible assets was $1.8 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively.
The table below presents estimated future amortization expense for finite-lived intangible assets (in thousands):

As of December 31, 2025	Amount
2026	$1,633
2027	22
2028	22
2029	21
Thereafter	16
Total	$1,714
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Payroll-related expenses	$2,481	$1,606
Inventory	425	157
Other	745	686
Total accrued liabilities	$3,651	$2,449
Deferred Revenue
In March 2025, the Company renewed a contractual arrangement with a customer for the development of a strategic radiation hardened (“RAD-Hard”) field programmable gate array product. The total consideration in the arrangement is $1.2 million. The Company is recognizing revenue related to the performance obligation over time using the input method based on costs incurred to date relative to the total expected costs of the contract and began recognizing revenue in the first quarter of 2025. As of December 31, 2025, the Company has billed $0.7 million for the performance under the agreement and has recognized $0.7 million in revenue for the year ended December 31, 2025.
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
In January 2025, the Company executed a contractual arrangement with a customer to provide engineering services supporting the customer’s development that uses capabilities of MRAM for in-memory computing. The total consideration in the arrangement is $4.1 million. The Company is recognizing revenue related to the performance obligation over time using the input method based on costs incurred to date relative to the total expected costs of the contract and began recognizing revenue in the first quarter of 2025. As of December 31, 2025, the Company has billed $4.1 million for the performance under the agreement and has recognized $4.1 million in revenue for the year ended December 31, 2025.
The Company concluded that this contractual arrangement represents one arrangement and assessed the nature of the promises made to the customer to determine whether the performance obligations were distinct. The Company determined that the engineering services are not separately identifiable from the promised development services, as the engineering services are highly interrelated with, and dependent upon, the overall development services over the life of the contract. Accordingly, the Company concluded that the engineering services are not distinct within the context of the contract and, therefore, should be combined with the other promised services into a single performance obligation. Deferred revenue related to these agreements was $0.0 million and $0.1 million as of December 31, 2025 and 2024, respectively.

5. Commitments and Contingencies
Leases
Operating leases consist of fabrication, lab, and office space expiring at various dates through 2029. Finance leases relate to a server lease expiring in February 2029. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The undiscounted future non-cancellable lease payments under the Company’s operating and finance leases were as follows (in thousands):

As of December 31, 2025	Amount
2026	$1,497
2027	1,380
2028	595
2029	48
Total lease payments	3,520
Less: imputed interest	(183)
Total lease liabilities	3,337
Less: current portion of lease liabilities	(1,381)
Total lease liabilities, net of current portion	$1,956
Other information related to the Company's operating lease liabilities was as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)	2.44	3.39
Weighted-average discount rate	4.50%	4.50%
Other information related to the Company’s finance lease liabilities was as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)	3.16	4.15
Weighted-average discount rate	3.90%	3.90%
Lease costs for the Company’s operating leases were $1.4 million for each of the years ended December 31, 2025 and 2024, respectively. Lease costs for the Company’s finance lease were immaterial for the years ended December 31, 2025 and 2024.
Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. Other than the patent infringement lawsuit disclosed in the subsequent event footnote below, management is currently not aware of any matters that would have a material adverse effect on the financial position, results of operations or cash flows of the Company.
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
6. Stockholders’ Equity
Common Stock
Common stockholders are entitled to dividends if and when declared by the board of directors. As of December 31, 2025, no dividends on common stock had been declared by the board of directors.
Reserved Shares of Common Stock
The Company had reserved shares of common stock for future issuance as follows:

	December 31, 2025	December 31, 2024
Options issued and outstanding	1,365,002	1,521,857
Shares available for future option grants	249,349	545,525
RSUs subject to future vesting	1,294,166	987,965
Common stock warrants	—	18,461
Total	2,908,517	3,073,808
Warrants
In connection with the Company’s prior credit facility with Ares Venture Finance entered into in June 2015, the Company issued Ares Venture Finance a warrant to purchase 18,461 shares of the Company’s common stock at an exercise price of $26.00 per share. The warrant expired on June 5, 2025.
7. Stock-Based Compensation
Share-Based Compensation Expense
The following table presents the details of the Company's share-based compensation expense (in thousands):

	Year Ended December 31,
	2025	2024
General and administrative	$2,745	$3,304
Research and development	1,755	1,902
Sales and marketing	611	720
Cost of sales	665	787
Total stock-based compensation	$5,776	$6,713
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
The maximum number of shares of common stock that may be issued under the 2016 Plan was initially 500,000 subject to an automatic increase on January 1 of each year, beginning on January 1, 2017, and continuing through and including January 1, 2026, by 3% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. On May 20, 2021, the Company’s stockholders approved an amendment to the 2016 Plan to increase the total number of authorized shares of common stock available for grant thereunder by an additional 550,000 shares. At December 31, 2025, of the 2,899,603 shares of common stock reserved and available for grant under the 2016 Plan, 249,349 shares of common stock remain available for grant under the 2016 Plan. The Company authorized 661,790 shares during the year ended December 31, 2025.
2008 Employee Incentive Plan
The 2008 Equity Incentive Plan (the 2008 Plan) provided for the issuance of incentive stock options (ISO), nonqualified stock options, and other stock compensation awards.
Due to the adoption of the 2016 Plan, no further grants will be made under the 2008 Plan. However, any outstanding stock awards granted under the 2008 Plan will remain outstanding, subject to the terms of the Company’s 2008 Plan and the applicable stock award agreements, until such outstanding stock awards that are stock options are exercised or until they terminate or expire by their terms, or until such stock awards are fully settled, terminated, or forfeited. At December 31, 2025, 8,361 options under the 2008 Plan remained outstanding.
Summary of Stock Option Activity
The following table summarizes the stock option activity for all grants under the 2008 Plan and 2016 Plan:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In thousands)
Balance—December 31, 2024	1,521,857	$6.04	5.9	$1,507
Options granted	—
Options exercised	(140,841)	$4.76		$401
Options cancelled/forfeited	(16,014)	$7.26
Balance—December 31, 2025	1,365,002	$6.16	4.9	$4,303
Options exercisable—December 31, 2025	1,347,618	$6.13	4.9	$4,281
The total grant date fair value of options vested was $0.7 million and $1.2 million during the years ended December 31, 2025 and 2024, respectively.
No options were granted during the years ended December 31, 2025 and 2024.
As of December 31, 2025, there was $0.1 million of total unrecognized compensation expense related to unvested options which is expected to be recognized over a weighted-average period of 0.3 years. Stock-based compensation cost for options capitalized within inventory at December 31, 2025 and 2024 was not material.
2016 Employee Stock Purchase Plan
The Company’s board of directors adopted the 2016 Employee Stock Purchase Plan (the ESPP) on April 25, 2016, which was subsequently approved on September 20, 2016 by the Company’s stockholders. The Company had 1,141,546 shares available for issuance under the ESPP as of December 31, 2025. Employees purchased 110,850 shares for $0.5 million during the year ended December 31, 2025, and 69,166 shares for $0.4 million during the year ended December 31, 2024.
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
The following table summarizes RSU activity for the year ended December 31, 2025:

	RSUs Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2024	987,965	$7.89
Granted	1,000,090	$5.82
Vested	(666,409)	$7.26
Cancelled/forfeited	(27,480)	$6.89
Balance—December 31, 2025	1,294,166	$6.63
The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of December 31, 2025, there was $7.0 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.6 years. Compensation cost capitalized within inventory was immaterial as of December 31, 2025 and 2024.
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

10. Geographic Information
Property and equipment, net by country was as follows (in thousands):

	Year Ended December 31,
	2025	2024
United States	$13,787	$2,165
Singapore	238	974
Other	115	81
	$14,140	$3,220
Revenue from customers is designated based on the geographic region or country to which the product is delivered or the licensee is located. Revenue by country was as follows (in thousands):

	Year Ended December 31,
	2025	2024
United States	$9,862	$9,968
Japan	6,066	5,974
Hong Kong	6,694	16,220
Germany	6,185	7,168
Singapore	13,154	3,363
Canada	1,028	742
All other	12,213	6,967
Total revenue	$55,202	$50,402
11. Income Taxes
For the years ended December 31, 2025 and 2024, the Company’s provision for income tax consisted of (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$(18)	$52
State	15	38
Foreign	8	—
Total Current	$5	$90

Deferred:
Federal	$—	$21
State	124	(151)
Foreign	—	—
Total Deferred	$124	$(130)

Provision for income taxes	$129	$(40)

Net income tax payments in 2025 were as follows:

Year Ended December 31,
2025
Federal	$—
State	38
Foreign	—
Total net income tax payments	$38
The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31, 2025
	Rate	Amount
U.S. federal statutory tax rate	21.0%	$(96)
State taxes, net of federal income tax effect (a)	(23.3)	106
Tax credits - Research and development credits	40.6	(184)
Changes in valuation allowances	53.8	(245)
Nontaxable or nondeductible items
Stock-based compensation	(47.4)	216
IRC Section 162(m) limitation	(55.0)	251
Other adjustments	(3.8)	17
Changes in unrecognized tax benefits	(14.0)	64
Provision for income taxes	(28.1)%	$129
(a) State taxes in Indiana and Minnesota made up the majority (greater than 50%) of the tax effect in this category.

Year ended December 31,
2024
Tax at statutory federal rate	21.0%
State taxes, net of federal benefit	3.6
Stock-based compensation	34.8
IRC section 162(m) limitation	29.0
R&D tax credits	(564.7)
Change in valuation allowance	486.1
Other	(15.1)
Provision for income taxes	(5.3)%

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$21,832	$20,564
Inventory	260	462
Accruals	614	366
Depreciation and amortization	4	9
Research and experimental credits	4,304	3,995
Research and experimental expenditures	4,374	6,412
Stock-based compensation	397	428
Right of use liability	735	1,045
Gross deferred tax assets	32,520	33,281
Valuation allowance	(31,337)	(31,343)
Deferred tax assets	1,183	1,938
Deferred tax liabilities:
Right of use asset	(716)	(1,024)
Other	(322)	(646)
Deferred tax liabilities	(1,038)	(1,670)
Net deferred tax assets	$145	$268
The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of projected taxable income, the Company determined that, based on all available evidence, there was substantial certainty as to whether it will recover recorded net deferred taxes for certain state jurisdictions in future periods. However, as it pertains to the federal, Arizona, and Colorado net deferred tax assets, based on all the available evidence, there is substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a partial valuation allowance against its net deferred tax assets as of December 31, 2025 and 2024, respectively. The net valuation allowance decreased by less than $0.1 million in 2025, as reflected below (in thousands).

	Year Ended December 31,
	2025	2024
Valuation Allowance at beginning of year	(31,343)	(27,748)
Current Year Change	6	(3,595)
Valuation Allowance at end of year	(31,337)	(31,343)
As of December 31, 2025, the Company has federal net operating loss carryforwards of approximately $95.2 million, of which $53.2 million will expire in 2030 through 2037 if not utilized, and $42.0 million that will carryover indefinitely. In addition, the Company has state net operating loss carryforwards of approximately $48.4 million, of which $45.4 million will expire in 2030 through 2045 if not utilized, and $3.0 million that will carryover indefinitely.
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
A summary of changes in the Company’s gross unrecognized tax benefits for the years ended December 31, 2025 and 2024 was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Unrecognized tax expense, beginning of the year	$1,389	$473
Decrease related to prior year tax positions	(126)	—
Increase related to prior year tax positions	—	662
Increase related to current year tax positions	184	254
Unrecognized tax expense, end of year	$1,447	$1,389
Included in the balance of unrecognized tax benefits as of December 31, 2025, are $0.1 million of tax benefit that, if recognized, would affect the effective tax rate. Included in the balance of uncertain tax benefits as of December 31, 2025 is $1.3 million of tax benefits that, if recognized, would result in adjustments to deferred taxes.
The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefit as a component of income tax expense. The Company has accrued penalties and interest of $0.2 million, as of both December 31, 2025 and 2024.
On July 4, 2025, the President signed into law the OBBBA. The OBBBA maintains the 21 percent corporate tax rate and makes permanent many of the beneficial expired and expiring tax provisions originally enacted in the Tax Cuts and Jobs Act of 2017, including the immediate expensing of domestic research and development expenditures, more favorable interest deductibility and 100 percent bonus depreciation with effective dates in 2025. Revisions to the international tax framework are effective in 2026. In the fourth quarter of 2025, the Company elected to immediately expense new domestic research and development expenditures, but continue amortizing the existing capitalized and unamortized expenditures as of December 31, 2024.
12. Net (Loss) Income Per Common Share
The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except share and per share amounts):
Basic EPS

	Year Ended December 31,
	2025	2024
Numerator:
Net (loss) income	$(586)	$781
Denominator:
Weighted-average shares of common stock outstanding, basic	22,568,253	21,642,793
Net (loss) income per common share, basic	$(0.03)	$0.04

Diluted EPS

	Year Ended December 31,
	2025	2024
Numerator:
Net (loss) income	$(586)	$781
Net (loss) income attributable to common stockholders, diluted	$(586)	$781
Denominator:
Weighted-average shares of common stock outstanding, basic	22,568,253	21,642,793
Dilutive effect of stock options and RSUs	—	513,627
Weighted-average shares of common stock outstanding, diluted	22,568,253	22,156,420
Net (loss) income per common share, diluted	$(0.03)	$0.04
The following outstanding shares of potentially dilutive securities have been excluded from the computation of diluted net (loss) income per common share for the periods presented as their inclusion would be anti-dilutive:

	Year Ended December 31,
	2025	2024
Options to purchase common stock	787,937	741,141
RSUs	645,747	21,624
ESPP	2,003	—
Total	1,435,687	762,765
13. Subsequent Events
Patent Infringement Lawsuit
On January 28, 2026, Avalanche Technology, Inc. filed a patent infringement lawsuit in the United States District Court for the District of Delaware against the Company. The lawsuit requests customary remedies for patent infringement and the ITC Complaint requests that the U.S. International Trade Commission Investigation commence an investigation pursuant to Section 337 of the Tariff Act of 1930, as amended. The Company denies all allegations and intends to vigorously defend against these claims.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures.
Our management, with the participation of our management team, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025.
Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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

The following report is provided by management in respect of our internal control over financial reporting:
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management used the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control - Integrated Framework (2013), or the COSO framework, to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, and has concluded that such internal control over financial reporting was effective.
Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Trading Arrangements of Directors and Executive Officers.
None of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined under Item 408(a) of Regulation S-K) during the quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2026 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2025, under the headings “Management,” “Proposal 1 - Election of Directors,” “Board Committees and Meetings,” and, to the extent applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.
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
(a)The following documents are filed as part of this report:
1.Financial Statements
Information in response to this Item is included in Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.Exhibits
The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	10/13/2016

3.1.1	Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	5/22/2019

3.1.2	Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	5/27/2020

3.1.3	Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-37900	3.1	5/25/2023

3.2	Amended and Restated Bylaws.	8-K	001-37900	3.2	5/22/2019

4.1	Form of Common Stock Certificate of the registrant.	S-1	333-213569	4.1	9/09/2016

4.4	Description of Common Stock.	10-K	001-37900	4.4	3/04/2021

10.1†	Form of Indemnity Agreement between the registrant and its directors and officers.	S-1	333-213569	10.1	9/09/2016

10.2†	2008 Equity Incentive Plan, as amended, and Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise.	S-1/A	333-213569	10.2	9/26/2016

10.3†	Amended and Restated 2016 Equity Incentive Plan.	8-K	001-37900	10.1	5/22/2018

10.3.1†	First Amendment to the Amended and Restated 2016 Equity Incentive Plan.	8-K	001-37900	10.1	5/25/2021

10.4†	Form of Stock Option Grant Notice, Option Agreement and Form of Notice of Exercise used with the 2016 Equity Incentive Plan.	S-1/A	333-213569	10.3	9/26/2016

10.5†	Form of Restricted Stock Unit Award Agreement under the 2016 Equity Incentive Plan.	10-Q	001-37900	10.3	11/13/2017

10.6†	2016 Employee Stock Purchase Plan.	S-1/A	333-213569	10.4	9/26/2016

10.7	Lease, dated as of June 6, 2008, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.5	9/09/2016

10.7.1	Amendment No. 1 to Lease, dated as of February 2, 2009, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.6	9/09/2016

10.7.2	Amendment No. 2 to Lease, dated as of February 18, 2010, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.7	9/09/2016

10.7.3	Amendment No. 3 to Lease, dated as of July 20, 2011, by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.8	9/09/2016

10.7.4	Amendment No. 4 to Lease, dated as of June, 2014 by and between the registrant and Freescale Semiconductor, Inc.	S-1	333-213569	10.9	9/09/2016

10.7.5	Amendment No. 5 to Lease, dated as of March 22, 2017 by and between the registrant and Freescale Semiconductor, Inc.	8-K	001-37900	10.1	3/28/2017

10.7.6	Amendment No. 6 to Lease, dated as of October 31, 2017 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-K	001-37900	10.40	3/15/2018

10.7.7	Amendment No. 7 to Lease, effective as of June 30, 2018 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-Q	001-37900	10.1	11/14/2018

10.7.8	Amendment No. 8 to Lease, effective as of November 30, 2019 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-K	001-37900	10.15	3/13/2020

10.7.9	Amendment No. 9 to Lease, effective as of March 31, 2020 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-Q	001-37900	10.2	8/06/2020

10.7.10	Amendment No. 10 to Lease, effective as of February 12, 2022 by and between the registrant and NXP USA, Inc. (formerly Freescale Semiconductor, Inc.).	10-K	001-37900	10.7.10	3/2/2023

10.9	Commercial Industrial Lease Agreement, dated as of May 18, 2012 by and between the registrant and Principal Life Insurance Company.	S-1	333-213569	10.17	9/09/2016

10.9.1	Amendment No. 1 to Commercial Industrial Lease Agreement, dated August 12, 2016 by and between the registrant and Legacy Stonelake JV-T, LLC, successor in interest to Principal Life Insurance Company.	S-1	333-213569	10.22	9/09/2016

10.10	Sublease Agreement, dated January 31, 2017 by and between the registrant and NXP USA, Inc. and Consent to of Landlord to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001-37900	10.1	3/28/2017

10.10.1	First Amendment to Sublease Agreement, dated February 13, 2017, by and between the registrant and NXP USA, Inc. and Consent of Landlord to Amendment to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001-37900	10.2	3/28/2017

10.10.2	Second Amendment to Sublease Agreement dated March 2, 2017 by and between the registrant and NXP USA, Inc. and Consent of Landlord to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	8-K	001-37900	10.3	3/28/2017

10.10.3	Third Amendment to Sublease Agreement, dated October 17, 2017 by and between the registrant and NXP USA, Inc. and Consent of Landlord to Sublease, dated March 10, 2017, by and among the registrant, NXP USA, Inc. and VWP-BV CM 5670, LLC.	10-K	001-37900	10.39	3/15/2018

10.11++	STT-MRAM Joint Development Agreement, dated as of October 17, 2014 by and between the registrant and GLOBALFOUNDRIES Inc.	10-Q	001-37900	10.1	11/2/2023

10.11.1++	Amendment No. 1 to the STT-MRAM Joint Development Agreement, dated as of May 27, 2016 by and between the registrant and GLOBALFOUNDRIES Inc.	10-Q	001-37900	10.2	11/2/2023

10.11.2++	Amendment No. 2 to the STT-MRAM Joint Development Agreement, effective as of July 25, 2017 by and between the registrant and GLOBALFOUNDRIES Inc.	10-K	001-37900	10.11.2	3/04/2021

10.11.3++	Amendment No. 3 to the STT-MRAM Joint Development Agreement, effective as of January 1, 2018 by and between the registrant and GLOBALFOUNDRIES Inc.	10-Q	001-37900	10.3	11/2/2023

10.11.4++	Amendment No. 4 to the STT-MRAM Joint Development Agreement, effective as of December 31, 2019 by and between the registrant and GLOBALFOUNDRIES, Inc.	10-K	001-37900	10.11.4	3/04/2021

10.12+	Manufacturing Agreement, dated as of October 23, 2014 by and between the registrant and GLOBALFOUNDRIES Singapore Pte. Ltd.	S-1	333-213569	10.20	9/09/2016

10.13	Restricted Stock Purchase Agreement, dated as of October 21, 2014 by and between the registrant and GLOBALFOUNDRIES Inc.	S-1	333-213569	10.21	9/09/2016

10.14	Common Stock Purchase Agreement, dated as of September 23, 2016 by and between the registrant and GigaDevice (HK) Limited.	S-1/A	333-213569	10.23	9/26/2016

10.15	Subcontract Agreement, dated as of October 3, 2022, by and between the registrant and QuickLogic Corporation.	10-Q	001-37900	10.2	11/10/2022

10.16†	Non-employee Director Compensation Program, as Amended.	10-Q	001-37900	10.1	5/4/2023

10.17†	Offer Letter, dated December 30, 2020, by and between the registrant and Darin Billerbeck.	10-K	001-37900	10.26	3/04/2021

10.18†	Executive Employment Agreement, effective as of April 3, 2021, by and between the registrant and Sanjeev Aggarwal.	8-K	001-37900	10.1	7/22/2021

10.19†	First Amendment to Executive Employment Agreement, effective as of March 14, 2022, by and between the registrant and Sanjeev Aggarwal.	8-K	001-37900	10.1	3/02/2022

10.20†	First Amendment to Offer Letter, effective as of March 14, 2022, by and between the registrant and Darin Billerbeck.	8-K	001-37900	10.2	3/02/2022

10.21†	Amended and Restated Executive Severance and Change in Control Plan.	10-Q	001-37900	10.2	5/02/2024

10.22†	Restricted Stock Unit Grants to Executive Chairman, CEO and CFO.	8-K	001-37900	Item 5.02	5/12/2022

10.23†	Offer Letter, dated July 10, 2018, by and between the registrant and David Schrenk.	10-Q	001-37900	10.1	5/02/2024

10.24†˄	Joint Development Agreement, dated August 8, 2024, by and between the registrant and Frontgrade Colorado Springs LLC.	10-Q	001-37900	10.3	11/05/2024

10.25†	Offer Letter, dated November 12, 2024, by and between the registrant and William Cooper.	8-K	001-37900	10.1	1/08/2025

10.26†	Executive Employment Agreement, dated February 26, 2025, by and between the registrant and William Cooper.	10-K	001-37900	10.30	2/27/2025

10.27†*	Offer Letter, dated July 18, 2025, by and between the registrant and Sean Dougherty.

19.1	Insider Trading and Trading Window Policy	10-K	001-37900	19.1	2/27/2025

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Incentive Compensation Recoupment Policy	10-K	001-37900	97.1	2/29/2024

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________________________________________________
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
++Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.
˄Portions of the exhibit have been omitted pursuant to Item 601(b) of Regulation S-K because the omitted information is (a) not material and (b) the type of information that the Registrant both customarily and actually treats as private and confidential. In addition, certain exhibits and schedules to the exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
†Indicates a management contract or compensatory plan.
(b)We have filed or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the Exhibit Index immediately above.
(c)See Item 15(a)2 above.
Item 16. Form 10-K Summary
Not provided.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chandler, Arizona, on March 4, 2026.

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

Signature	Title	Date

/s/ Sanjeev Aggarwal	Chief Executive Officer and Director	March 4, 2026
Sanjeev Aggarwal	(Principal Executive Officer)

/s/ William Cooper	Chief Financial Officer	March 4, 2026
William Cooper	(Principal Financial and Accounting Officer)

/s/ Darin G. Billerbeck	Chairman of the Board	March 4, 2026
Darin G. Billerbeck

/s/ Lawrence G. Finch	Director	March 4, 2026
Lawrence G. Finch

/s/ Geoff Ribar	Director	March 4, 2026
Geoff Ribar

/s/ Tara Long	Director	March 4, 2026
Tara Long

/s/ Glen Hawk	Director	March 4, 2026
Glen Hawk

/s/ Douglas Mitchell	Director	March 4, 2026
Douglas Mitchell