Form 10-Q
period 2026-03-31
EVERSPIN TECHNOLOGIES INC.
filed 2026-04-29
CIK 1438423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________
FORM 10-Q
____________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the Registrant’s Common Stock outstanding as of April 23, 2026, was 23,447,577.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
EVERSPIN TECHNOLOGIES, INC.
Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$40,494	$44,450
Accounts receivable, net	10,164	8,101
Inventory	11,255	10,734
Prepaid expenses and other current assets	1,811	1,877
Total current assets	63,724	65,162
Property and equipment, net	14,925	14,140
Intangible assets, net	1,272	1,714
Right-of-use assets	2,918	3,251
Other assets	352	342
Total assets	$83,191	$84,609

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,510	$5,180
Accrued liabilities	4,531	3,651
Lease liabilities, current portion	1,399	1,381
Contract obligations	291	1,472
Software liabilities, current portion	1,329	1,769
Total current liabilities	11,060	13,453
Lease liabilities, net of current portion	1,599	1,956
Software liabilities, net of current portion	16	15
Long-term income tax liability	271	268
Total liabilities	$12,946	$15,692
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 23,320,978 and 22,977,797 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	207,996	206,370
Accumulated deficit	(137,753)	(137,455)
Total stockholders’ equity	70,245	68,917
Total liabilities and stockholders’ equity	$83,191	$84,609
The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Product sales	$14,100	$11,026
Licensing, royalty, patent, engineering services and other revenue	772	2,112
Total revenue	14,872	13,138
Cost of product sales	6,955	6,029
Cost of licensing, royalty, patent, engineering services and other revenue	74	356
Total cost of sales	7,029	6,385
Gross profit	7,843	6,753
Operating expenses:
Research and development	3,605	3,356
General and administrative	5,061	3,838
Sales and marketing	1,893	1,491
Total operating expenses	10,559	8,685
Loss from operations	(2,716)	(1,932)
Interest income	317	408
Other income, net	2,106	388
Net loss before income taxes	(293)	(1,136)
Income tax expense	(3)	(30)
Net loss and comprehensive loss	$(296)	$(1,166)
Net loss per common share:
Basic	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.05)
Weighted average shares of common stock outstanding:
Basic	23,137,815	22,188,114
Diluted	23,137,815	22,188,114
The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.
Condensed Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	22,977,797	$2	$206,370	$(137,455)	$68,917
Exercise of stock options	57,027	—	326	—	326
Issuance of common stock under stock incentive plans	286,154	—	—	—	—
Stock-based compensation expense	—	—	1,300	—	1,300
Other	—	—	—	(2)	(2)
Net loss	—	—	—	(296)	(296)
Balance at March 31, 2026	23,320,978	$2	$207,996	$(137,753)	$70,245

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	22,059,697	$2	$199,460	$(136,869)	$62,593
Exercise of stock options	10,620	—	29	—	29
Issuance of common stock under stock incentive plans	281,828	—	—	—	—
Stock-based compensation expense	—	—	1,577	—	1,577
Net loss	—	—	—	(1,166)	(1,166)
Balance at March 31, 2025	22,352,145	$2	$201,066	$(138,035)	$63,033
The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(296)	$(1,166)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	699	846
Stock-based compensation	1,300	1,577
Changes in operating assets and liabilities:
Accounts receivable	(2,063)	(843)
Inventory	(521)	(1,881)
Prepaid expenses and other current assets	66	235
Other assets	30	(56)
Accounts payable	1,575	1,066
Accrued liabilities	948	(103)
Deferred revenue	—	1,062
Contract obligations	(1,181)	564
Lease liabilities, net	10	15
Long-term income tax liability	3	124
Net cash provided by operating activities	570	1,440
Cash flows from investing activities
Purchases of property and equipment	(4,355)	(913)
Purchases of intangible assets	(479)	(478)
Net cash used in investing activities	(4,834)	(1,391)
Cash flows from financing activities
Payments on finance leases	(16)	(17)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	324	29
Net cash provided by financing activities	308	12
Net (decrease) increase in cash and cash equivalents	(3,956)	61
Cash and cash equivalents at beginning of period	44,450	42,097
Cash and cash equivalents at end of period	$40,494	$42,158
Supplementary cash flow information:
Operating cash flows paid for operating leases	$357	$353
Financing cash flows paid for finance leases	$16	$17
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued liabilities	$485	$230
The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.
Notes to Unaudited Condensed Financial Statements
1. Organization and Nature of Business
Everspin Technologies, Inc. (“we”, “our”, “us”, “Everspin Technologies”, “Everspin”, or the “Company”) was incorporated in Delaware on May 16, 2008. The Company’s magnetoresistive random access memory (MRAM) solutions offer the persistence of non-volatile memory with the speed and endurance of random access memory and enable the protection of mission critical data particularly in the event of power interruption or failure. The Company’s MRAM solutions allow its customers in key markets, such as industrial, medical, automotive/transportation, aerospace, and data center, to design high performance, power-efficient and reliable systems without the need for bulky batteries or capacitors.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2025, has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future year.
The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC.
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
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Trade accounts receivable	$10,249	$8,231
Unbilled accounts receivable	230	179
Allowance for product returns and price adjustments	(315)	(309)
Accounts receivable, net	$10,164	$8,101
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

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31, 2026	December 31, 2025
Customers	2026	2025
Customer A	28%	11%	36%	57%
Customer B	*	11%	*	*
Customer C	11%	*	*	*
Customer D	*	19%	*	*
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
Recently Adopted Accounting Pronouncements
The Company adopted Accounting Standards Update (ASU) 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (ASC) Topic 606. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. The guidance is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within fiscal years beginning after December 15, 2025.
The Company adopted ASU 2025-05 effective January 1, 2026, on a prospective basis. The adoption of ASU 2025-05 did not have a significant impact on the financial statements and related disclosures.
Recently Issued Accounting Pronouncements Under Evaluation
In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the statement of operations, as well as disclosures about selling expenses. ASU 2024-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, on a prospective basis, with the option for retrospective application. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact that the standard will have on its financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software, which updates guidance for recognizing software development costs to better align the accounting with how software is developed. The update removes references to development stages, introduces a probable completion threshold, and incorporates website development costs into the internal-use software framework under ASC Topic 350. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those fiscal years, on a prospective basis, with the option for retrospective application. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact that the standard will have on its financial statements and related disclosures.
In December 2025, the FASB issued ASU No.2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the update is to provide clarity about current interim requirements. The amendments in this update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 are effective for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact that the standard will have on its financial statements and related disclosures.
In December 2025, the FASB issued ASU No.2025-12, Codification Improvements, which addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. The amendments to ASC 260 must be applied retrospectively, while all other amendments may be applied prospectively or retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact that the standard will have on its financial statements and related disclosures.
The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on the financial statements and related disclosures.
3. Statements of Operations and Comprehensive Loss Components
Revenue
The Company sells products to its distributors, original equipment manufacturers, original design manufacturers and contract manufacturers. The Company also recognizes revenue under licensing, patent, engineering services and royalty agreements with some customers.
The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Three Months Ended March 31,
	2026	2025
Distributor	$13,322	$7,918
Non-distributor	1,550	5,220
Total revenue	$14,872	$13,138
The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended March 31,
	2026	2025
Point in time	$14,241	$11,158
Over time	631	1,980
Total revenue	$14,872	$13,138
The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended March 31,
	2026	2025
Product sales	$14,100	$11,026
Licensing	—	511
Royalties	141	132
Engineering services and other revenue	631	1,469
Total revenue	$14,872	$13,138
The Company licenses its intellectual property and is entitled to consideration based on the customer’s sales. The Company makes estimates in instances when the customer reports sales on a lagged basis and actual information is not available timely. The estimates are based on historical trends in the customer’s activity and current market conditions. The amounts are reported in licensing, royalty, patent, engineering services and other revenue in the statements of operations and comprehensive loss.
The Company recognizes revenue in three primary geographic regions: Asia-Pacific (APAC); North America; and Europe, Middle East and Africa (EMEA). The Company recognizes revenue by geography based on the region in which its products are sold, and not to where the end products in which they are assembled are shipped. Revenue by region for the periods indicated was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
APAC	$9,194	$7,259
North America	2,848	2,483
EMEA	2,830	3,396
Total revenue	$14,872	$13,138
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
During the three months ended March 31, 2026, the Company recognized $2.2 million of other income related to the Award, based on progress toward completion. Revenue recognition is based on an input method that measures costs incurred to date relative to total estimated costs over the term of the Award. During the three months ended March 31, 2026, the Company billed $1.0 million relating to the Award. As of March 31, 2026, $0.3 million of the billed amount for the Award is recorded as contract obligations liability on the condensed balance sheets. This amount represents the Company’s obligation to perform future services for which the Company has received or is entitled to receive payment but which are not yet fulfilled.
4. Balance Sheet Components
Inventory
Inventory consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$167	$323
Work-in-process	10,201	9,269
Finished goods	887	1,142
Total inventory	$11,255	$10,734

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Manufacturing equipment	$15,182	$15,070
Computer and network equipment	694	731
Furniture and fixtures	113	113
Construction in Progress	12,061	11,131
Leasehold improvements	1,476	1,476
Total property and equipment, gross	29,526	28,521
Less: accumulated depreciation	(14,601)	(14,381)
Total property and equipment, net	$14,925	$14,140
Depreciation expense during the three months ended March 31, 2026 and 2025 was $0.3 million and $0.4 million, respectively.
Intangible Assets, Net
The gross carrying amounts and accumulated amortization of intangible assets are as follows at the dates indicated (in thousands):

	March 31, 2026
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	0.8	$4,456	$(3,184)	$1,272
Total intangible assets		$4,456	$(3,184)	$1,272

	December 31, 2025
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	1.0	$4,456	$(2,742)	$1,714
Total intangible assets		$4,456	$(2,742)	$1,714
Amortization expense for the intangible assets was $0.4 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31 2026	December 31 2025
Payroll-related expenses	$1,350	$2,481
Inventory	886	425
Other	2,295	745
Total accrued liabilities	$4,531	$3,651

5. Commitments and Contingencies
Leases
Operating leases consist of fabrication, lab, and office space expiring at various dates through 2029. Finance leases relate to a server lease expiring in February 2029. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The undiscounted future non-cancellable lease payments under the Company’s operating and finance leases were as follows (in thousands):

As of March 31, 2026	Amount
Remainder of 2026	$1,123
2027	1,380
2028	595
2029	48
Total lease payments	3,146
Less: imputed interest	(148)
Total lease liabilities	2,998
Less: current portion of lease liabilities	(1,399)
Total lease liabilities, net of current portion	$1,599
Other information related to the Company’s operating lease liabilities was as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (years)	2.21	2.44
Weighted-average discount rate	4.50%	4.50%
Other information related to the Company’s finance lease liabilities was as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (years)	2.92	3.16
Weighted-average discount rate	3.90%	3.90%
Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. Other than the patent infringement lawsuit disclosed below, management is currently not aware of any matters that would have a material adverse effect on the financial position, results of operations or cash flows of the Company.
Patent Infringement Lawsuit
On January 28, 2026, Avalanche Technology, Inc. filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware, alleging infringement of certain patents. Avalanche Technology, Inc. also filed a complaint with the U.S. International Trade Commission seeking the institution of an investigation under Section 337 of the Tariff Act of 1930, as amended. The Company has retained a dedicated legal team and is vigorously defending itself against such claims. As of March 31, 2026, the Company has not recorded an accrual related to these matters because it currently estimates that while possible, a loss is not probable. Further, any possible range of loss cannot reasonably be estimated at this time.

6. Stock-Based Compensation
Share-Based Compensation Expense
The following table presents the details of the Company’s share-based compensation expense (in thousands):

	Three Months Ended March 31,
	2026	2025
General and administrative	$663	$717
Research and development	350	497
Sales and marketing	146	177
Cost of sales	141	186
Total stock-based compensation	$1,300	$1,577
Summary of Stock Option Activity
The following table summarizes the stock option activity for the three months ended March 31, 2026:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In thousands)
Balance—December 31, 2025	1,365,002	$6.16	4.9	$4,303
Options granted	—
Options exercised	(57,027)	$5.72		$244
Options cancelled/forfeited	(853)	$15.86
Balance—March 31, 2026	1,307,122	$6.17	4.7	$3,471
Options exercisable—March 31, 2026	1,306,061	$6.17	4.7	$3,469
The total grant date fair value of options vested was $0.1 million and $0.2 million during the three months ended March 31, 2026 and 2025, respectively.
No options were granted during the three months ended March 31, 2026 and 2025.
As of March 31, 2026, unrecognized compensation expense related to unvested options was not material and is expected to be recognized over a weighted-average period of 1.02 years. Stock-based compensation cost for options capitalized within inventory at March 31, 2026 and 2025 was not material.
2016 Employee Stock Purchase Plan
In January 2026, there was an increase of 229,777 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP) pursuant to the terms of the ESPP. The Company had 1,371,323 shares available for future issuance under the Company’s ESPP as of March 31, 2026. Employees did not purchase any shares during the three months ended March 31, 2026 and 2025.

Restricted Stock Units
The following table summarizes restricted stock units (RSUs) activity for the three months ended March 31, 2026:

	RSUs Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2025	1,294,166	$6.63
Granted	860,844	$8.86
Vested	(286,154)	$7.16
Cancelled/forfeited	(584)	$7.30
Balance—March 31, 2026	1,868,272	$7.58
The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of March 31, 2026, there was $13.4 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 3.2 years. Compensation cost capitalized within inventory was not material as of March 31, 2026 and 2025.
7. Significant Agreements
GLOBALFOUNDRIES Inc. Joint Development Agreement
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
The following tables set forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):
Basic and diluted EPS

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(296)	$(1,166)
Net loss attributable to common stockholders, diluted	$(296)	$(1,166)

Denominator:
Weighted-average shares of common stock outstanding, basic	23,137,815	22,188,114
Weighted-average shares of common stock outstanding, diluted	23,137,815	22,188,114
Net loss per common share, basic	$(0.01)	$(0.05)
Net loss per common share, diluted	$(0.01)	$(0.05)
Potentially dilutive securities representing 1.2 million and 1.8 million stock options and RSUs that were outstanding during the three months ended March 31, 2026, and 2025, respectively, were excluded from the computation of diluted earnings per common share during these periods as their inclusion would have an antidilutive effect.
9. Subsequent Events
Foundry Services Agreement
On April 8, 2026, the Company entered into a foundry services agreement (Foundry Agreement) with Microchip Technology (Microchip) under which Microchip will manufacture 8-inch Toggle MRAM, Tunnel Magneto Resistance Sensors and STT-MRAM wafers for the Company at Microchip’s Fab 4 facility in Gresham, Oregon. The Foundry Agreement has an initial term of ten years and provides for two-year renewal periods. The Company has reimbursement obligations under the Foundry Agreement estimated at approximately $13.95 million related to the installation of the manufacturing facility, subject to adjustment based on actual documented expenditures. The Foundry Agreement includes minimum purchase commitments that ramp over time to a maximum of 1,300 wafers per quarter. The Company expects capacity for Toggle and Sensor flows to commence approximately 18 months from the effective date of the Foundry Agreement and capacity for STT flows to commence approximately 30 months from the effective date of the Foundry Agreement.
Strategic Agreement with U.S. Prime Contractor
On April 24, 2026, the Company entered into a subcontract and related statement of work with Amentum Services Inc. in connection with a U.S. government Microelectronics Research, Development, Test and Evaluation program. Under the agreement, the Company will provide research and development, process technology and engineering services to support the development and qualification of domestic Toggle MRAM for Mil-Aero applications. The agreement provides for milestone-based payments over a 30-month performance period from April 16, 2026 through November 21, 2028 and has an aggregate value of $40.0 million. The agreement includes option periods exercisable by the contractor and may be terminated under certain circumstances tied to termination of the related prime contract.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and related notes included in Part I, Item 1 of this report and with our audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Overview
We are a pioneer in the successful commercialization of Magnetoresistive Random Access Memory (MRAM) technology. Our portfolio of MRAM technologies, including Toggle MRAM, Tunnel Magneto Resistance (TMR) Sensors, and Spin-transfer Torque MRAM (STT-MRAM), is delivering superior performance, persistence and reliability in non-volatile memories that transform how mission-critical data is protected against power loss. With almost 20 years of MRAM technology and manufacturing leadership, our memory solutions deliver significant value to our customers in key markets such as industrial, medical, automotive/transportation, aerospace and defense, and data center. We are the leading supplier of discrete MRAM components and a successful licensor of our broad portfolio of related technology and intellectual property.
We sell our products directly and through our established distribution channels to industry-leading original equipment manufacturers, original design manufacturers and contract manufacturers.
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

Adjusted net income. Our management and board of directors use adjusted net income to assess and evaluate our overall performance and financial trends, inform the annual budgeting process, and guide both short-term and long-term operational and strategic planning. As such, we believe adjusted net income provides meaningful insight for investors into our financial performance, consistent with how our management team and board of directors view and analyze our results. Adjusted net income is a non-GAAP financial measure and should be considered alongside, but not as a replacement for or superior to, net income as reported in accordance with GAAP. The following table provides a reconciliation of net income, the most directly comparable GAAP measure, to adjusted net income for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Adjusted net income (loss) reconciliation:
Net loss	$(296)	$(1,166)
Stock-based compensation expense	1,300	1,577
Litigation costs	1,629	—
Adjusted net income	$2,633	$411
Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2026	2025	2026	2025

	(In thousands)		(As a percentage of revenue)
Product sales	$14,100	$11,026	95%	84%
Licensing, royalty, patent, engineering services and other revenue	772	2,112	5	16
Total revenue	14,872	13,138	100	100
Cost of product sales	6,955	6,029	47	46
Cost of licensing, royalty, patent, engineering services and other revenue	74	356	—	3
Total cost of sales	7,029	6,385	47	49
Gross profit	7,843	6,753	53	51
Operating expenses:
Research and development	3,605	3,356	24	26
General and administrative	5,061	3,838	34	29
Sales and marketing	1,893	1,491	13	11
Total operating expenses	10,559	8,685	71	66
Loss from operations	(2,716)	(1,932)	(18)	(15)
Interest income	317	408	2	3
Other income, net	2,106	388	14	3
Net loss before income taxes	(293)	(1,136)	(2)	(9)
Income tax expense	(3)	(30)	—	—
Net loss and comprehensive loss	$(296)	$(1,166)	(2)%	(9)%

Comparison of the three months ended March 31, 2026 and 2025
Revenue
We generated 90% and 60% of our revenue from products sold through distributors for the three months ended March 31, 2026 and 2025, respectively.
We maintain a direct selling relationship, for strategic purposes, with several key customer accounts. We have organized our sales team and representatives into three primary regions: Asia-Pacific (APAC); North America; and Europe, Middle East and Africa (EMEA). We recognize revenue by geography based on the region in which our products are sold, and not where the end products in which they are assembled are shipped. Our revenue by region for the periods indicated was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
APAC	$9,194	$7,259
North America	2,848	2,483
EMEA	2,830	3,396
Total revenue	$14,872	$13,138

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Product sales	$14,100	$11,026	$3,074	27.9%
Licensing, royalty, patent, engineering services and other revenue	772	2,112	(1,340)	(63.4)%
Total revenue	$14,872	$13,138	$1,734	13.2%
Total revenue increased by $1.7 million, or 13.2%, from $13.1 million during the three months ended March 31, 2025 to $14.9 million during the three months ended March 31, 2026. The increase was due to an increase in product sales of $3.1 million or 27.9%, and partially offset by a decrease in licensing, royalty, patent, engineering services and other revenue of $1.3 million.
Licensing, royalty, patent, engineering services and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. We estimate royalty revenue earned throughout the year, with an annual adjustment recognized for actual sales in the first quarter of each fiscal year. Licensing, royalty, patent, engineering services and other revenue decreased by $1.3 million, or 63.4% from $2.1 million during the three months ended March 31, 2025, to $0.8 million during the three months ended March 31, 2026. The decrease was primarily due to the conclusion of an agreement for the development of an AI technology application.
Cost of Sales and Gross Margin

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Cost of product sales	$6,955	$6,029	$926	15.4%
Cost of licensing, royalty, patent, engineering services and other revenue	74	356	(282)	(79.2)%
Total cost of sales	$7,029	$6,385	$644	10.1%
Gross margin	52.7%	51.4%

Cost of product sales increased by $0.9 million, or 15.4%, from $6.0 million during the three months ended March 31, 2025, to $7.0 million during the three months ended March 31, 2026. Cost of product sales relate primarily to costs of our Toggle and STT products and have increased consistently and proportionately with the increase in revenues.
Cost of licensing, royalty, patent, engineering services and other revenue decreased by $0.3 million, or 79.2%, from $0.4 million during the three months ended March 31, 2025, to $0.1 million during the three months ended March 31, 2026. The decrease was primarily due to a decrease in licensing costs related to labor and materials associated with the development of an AI technology application.
Gross margin increased from 51.4% during the three months ended March 31, 2025, to 52.7% during the three months ended March 31, 2026. Gross margin increased as a result of the different revenue mix and yield improvements.
Operating Expenses
Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant component of each of our operating expense categories.

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Research and development	$3,605	$3,356	$249	7.4%
Research and development as a % of revenue	24%	26%
Research and Development Expenses. Research and development expenses increased by $0.2 million, or 7.4%, from $3.4 million during the three months ended March 31, 2025, to $3.6 million during the three months ended March 31, 2026. The research and development expenses increase relates primarily to higher compensation costs and contract labor.

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
General and administrative	$5,061	$3,838	$1,223	31.9%
General and administrative as a % of revenue	34%	29%
General and Administrative Expenses. General and administrative expenses increased by $1.2 million, or 31.9%, from $3.8 million during the three months ended March 31, 2025, to $5.1 million during the three months ended March 31, 2026. The increase is primarily due to the litigation costs related to the patent infringement lawsuit described in Note 5 to our condensed financial statements included in Item 1 of this report.

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Sales and marketing	$1,893	$1,491	$402	27.0%
Sales and marketing as a % of revenue	13%	11%

Sales and Marketing Expenses. Sales and marketing expenses increased by $0.4 million, or 27.0%, from $1.5 million during the three months ended March 31, 2025, to $1.9 million during the three months ended March 31, 2026. The increase is sales and marketing expenses relates primarily to higher compensation costs and contract labor.

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Interest income	$317	$408	$(91)	(22.3)%
Interest income slightly decreased by $0.1 million, or 22.3%, from $0.4 million during the three months ended March 31, 2025, to $0.3 million during the three months ended March 31, 2026. The decrease is primarily due to the decrease in interest rates.
Other Income, Net

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Other income, net	$2,106	$388	$1,718	442.8%
Other income, net increased by $1.7 million, or 442.8%, from $0.4 million during the three months ended March 31, 2025, to $2.1 million during the three months ended March 31, 2026. Other income relates primarily to other income recognized from a strategic award we received to develop a long-term plan to provide manufacturing services for aerospace and defense segments.
Liquidity and Capital Resources
As of March 31, 2026, we had $40.5 million of cash and cash equivalents, compared to $44.5 million as of December 31, 2025. We believe our cash and cash equivalents are sufficient to meet our anticipated capital requirements in the next 12 months. Our long-term capital requirements will depend on many factors, including, among other things, our growth rate, the timing and extent of our spending to support our current and future manufacturing requirements, research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Cash provided by operating activities	$570	$1,440
Cash used in investing activities	(4,834)	(1,391)
Cash provided by financing activities	308	12
Cash Flows From Operating Activities
During the three months ended March 31, 2026, cash provided by operating activities was $0.6 million, which consisted of net loss of $0.3 million, non-cash charges of $2.0 million and changes of net operating assets and liabilities of $1.1 million. The non-cash charges primarily consisted of stock-based compensation of $1.3 million, depreciation and amortization of $0.7 million. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable of $1.6 million, an increase in accrued liabilities of $0.9 million, offset by an increase in accounts receivable of $2.1 million, a decrease in contract obligation of $1.2 million, and an increase in inventory of $0.5 million.
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
Cash Flows From Investing Activities
Cash used in investing activities during the three months ended March 31, 2026 was $4.8 million primarily due to $4.4 million in purchases of manufacturing equipment and $0.5 million in purchase of intangible assets.
Cash used in investing activities during the three months ended March 31, 2025 was $1.4 million primarily due to $0.9 million in purchases of manufacturing equipment and $0.5 million in purchase of intangible assets.
Cash Flows From Financing Activities
Cash provided by financing activities during the three months ended March 31, 2026 was $0.3 million, consisting of proceeds from the exercise of employee stock options and purchase of shares under our employee stock purchase plan, offset by payments of finance leases.
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
There have been no changes to our critical accounting policies and estimates described in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 4, 2026, that have had a material impact on our condensed financial statements and related notes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for a smaller reporting company.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
On January 28, 2026, Avalanche Technology, Inc. filed a complaint against us in the United States District Court for the District of Delaware alleging patent infringement under 35 U.S.C. § 271. The case is captioned as Avalanche Technology, Inc. v. Everspin Technologies, Inc., Case No. 1:26-cv-91-GBW. In its complaint, Avalanche Technology, Inc. alleges that we are infringing U.S. Patent Nos. 9,318,179, 9,419,210, 11,678,586, and 10,490,737. On March 13, 2026, the Delaware court ordered a stay of the case. On January 28, 2026, Avalanche Technology, Inc. filed a complaint in the United States International Trade Commission (USITC) naming us as a proposed respondent and requesting institution of an investigation based on the importation into the United States, the sale for importation, and the sale within the United States after importation, of certain magnetoresistive devices, products containing same and components thereof, that allegedly infringe certain claims of U.S. Patent Nos. 9,318,179, 9,419,210, 11,678,586, and 10,490,737. On February 27, 2026, the USITC instituted an investigation entitled Certain Magnetoresistive Devices, Products Containing Same and Components Thereof, USITC Inv. No. 337-TA-1487. 91 Fed. Reg. 10624 (Mar. 4, 2026). The USITC Administrative Law Judge has set a target date of July 6, 2027, for completion of the investigation. We believe that we have meritorious arguments against Avalanche’s claims and intend to vigorously defend ourselves against such claims. Additional information regarding these matters is included in Note 5, Commitments and Contingencies, to the condensed financial statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In addition to information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our annual report on Form 10-K for our fiscal year ended December 31, 2025 which set forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. You should review and consider such Risk Factors in making any investment decision with respect to our securities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Arrangements of Directors and Executive Officers
None of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined under Item 408(a) of Regulation S-K) during the quarter ended March 31, 2026.

Item 6. Exhibits
EXHIBIT INDEX

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	10/13/2016

3.1.1	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/22/2019

3.1.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/27/2020

3.1.3	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/25/2023

3.2	Amended and Restated Bylaws	8-K	001-37900	3.2	5/22/2019

10.1*	Non-Employee Director Compensation Program, as amended in March 2026

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Everspin Technologies, Inc.

Date: April 29, 2026	By:	/s/ Sanjeev Aggarwal
Sanjeev Aggarwal
Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2026	By:	/s/ William Cooper
William Cooper
Chief Financial Officer
(Principal Financial Officer)