Form 10-Q
period 2026-06-30
EVERSPIN TECHNOLOGIES INC.
filed 2026-08-05
CIK 1438423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________
FORM 10-Q
____________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the Registrant’s Common Stock outstanding as of July 30, 2026, was 24,350,009.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
EVERSPIN TECHNOLOGIES, INC.
Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$43,896	$44,450
Accounts receivable, net	10,770	8,101
Inventory	13,085	10,734
Prepaid expenses and other current assets	1,257	1,877
Total current assets	69,008	65,162
Property and equipment, net	14,843	14,140
Intangible assets, net	897	1,714
Right-of-use assets	2,756	3,251
Other assets	1,889	342
Total assets	$89,393	$84,609

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,394	$5,180
Accrued liabilities	6,654	3,651
Deferred revenue	2,958	—
Lease liabilities, current portion	1,405	1,381
Contract obligations	271	1,472
Software liabilities, current portion	889	1,769
Total current liabilities	14,571	13,453
Lease liabilities, net of current portion	1,428	1,956
Software liabilities, net of current portion	16	15
Long-term income tax liability	271	268
Total liabilities	$16,286	$15,692
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 24,271,438 and 22,977,797 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	214,447	206,370
Accumulated deficit	(141,342)	(137,455)
Total stockholders’ equity	73,107	68,917
Total liabilities and stockholders’ equity	$89,393	$84,609
The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product sales	$15,313	$11,091	$29,413	$22,117
Licensing, royalty, engineering services and other revenue	3,423	2,110	4,195	4,222
Total revenue	18,736	13,201	33,608	26,339
Cost of product sales	8,296	6,166	15,251	12,195
Cost of licensing, royalty, engineering services and other revenue	343	267	417	623
Total cost of sales	8,639	6,433	15,668	12,818
Gross profit	10,097	6,768	17,940	13,521
Operating expenses:
Research and development	4,838	3,580	8,443	6,936
General and administrative	7,827	3,642	12,888	7,480
Sales and marketing	1,815	1,507	3,708	2,998
Total operating expenses	14,480	8,729	25,039	17,414
Loss from operations	(4,383)	(1,961)	(7,099)	(3,893)
Interest income	316	423	633	831
Other income, net	478	842	2,584	1,230
Net loss before income taxes	(3,589)	(696)	(3,882)	(1,832)
Income tax benefit (expense)	—	26	(3)	(4)
Net loss and comprehensive loss	$(3,589)	$(670)	$(3,885)	$(1,836)
Net loss per common share:
Basic	$(0.15)	$(0.03)	$(0.17)	$(0.08)
Diluted	$(0.15)	$(0.03)	$(0.17)	$(0.08)
Weighted average shares of common stock outstanding:
Basic	23,882,618	22,504,957	23,512,274	22,347,411
Diluted	23,882,618	22,504,957	23,512,274	22,347,411
The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.
Condensed Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	22,977,797	$2	$206,370	$(137,455)	$68,917
Exercise of stock options	57,027	—	326	—	326
Issuance of common stock under stock incentive plans	286,154	—	—	—	—
Stock-based compensation expense	—	—	1,300	—	1,300
Other	—	—	—	(2)	(2)
Net Loss	—	—	—	(296)	(296)
Balance at March 31, 2026	23,320,978	$2	$207,996	$(137,753)	$70,245
Exercise of stock options	763,131	—	4,787	—	4,787
Issuance of common stock under stock incentive plans	187,329	—	290	—	290
Stock-based compensation expense	—	—	1,374	—	1,374
Net Loss	—	—	—	(3,589)	(3,589)
Balance at June 30, 2026	24,271,438	$2	$214,447	$(141,342)	$73,107

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	22,059,697	$2	$199,460	$(136,869)	$62,593
Exercise of stock options	10,620	—	29	—	29
Issuance of common stock under stock incentive plans	281,828	—	—	—	—
Stock-based compensation expense	—	—	1,577	—	1,577
Net Loss	—	—	—	(1,166)	(1,166)
Balance at March 31, 2025	22,352,145	$2	$201,066	$(138,035)	$63,033
Exercise of stock options	12,733	—	39	—	39
Issuance of common stock under stock incentive plans	205,713	—	254	—	254
Stock-based compensation expense	—	—	1,419	—	1,419
Net Loss	—	—	—	(670)	(670)
Balance at June 30, 2025	22,570,591	$2	$202,778	$(138,705)	$64,075
The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(3,885)	$(1,836)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,407	1,695
Gain on sale of property and equipment	—	(25)
Stock-based compensation	2,674	2,996
Changes in operating assets and liabilities:
Accounts receivable	(2,670)	4,352
Inventory	(2,351)	(2,196)
Prepaid expenses and other current assets	620	157
Other assets	(417)	(50)
Accounts payable	495	809
Accrued liabilities	3,072	(196)
Deferred revenue	2,958	(78)
Contract obligations	(1,201)	699
Lease liabilities, net	24	30
Long-term income tax liability	3	98
Net cash provided by operating activities	729	6,455
Cash flows from investing activities
Purchases of property and equipment	(5,677)	(2,901)
Purchases of intangible assets	(976)	(977)
Net cash used in investing activities	(6,653)	(3,878)
Cash flows from financing activities
Payments on finance leases	(33)	(34)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	5,403	322
Net cash provided by financing activities	5,370	288
Net (decrease) increase in cash and cash equivalents	(554)	2,865
Cash and cash equivalents at beginning of period	44,450	42,097
Cash and cash equivalents at end of period	$43,896	$44,962
Supplementary cash flow information:
Cash paid for taxes	$31	$36
Operating cash flows paid for operating leases	$715	$707
Financing cash flows paid for finance leases	$33	$34
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$175	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$399	$26
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2025, has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future year.
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
Segment Information
The Company’s MRAM technology solutions are sold as products and services through MRAM-based products, licenses and royalties of MRAM and magnetic sensor technology and backend foundry and design services. The Company identifies and manages the business activities in one reportable segment. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (CODM). The CODM utilizes the Company’s long-range plan, which includes product development roadmaps and long-range financial models, as a key input to resource allocation. The CODM makes decisions on resource allocation, assesses performance of the business, and monitors budget versus actual results using net income (loss). Significant segment expenses within net income are those separately presented on the Company’s statements of operations and comprehensive loss, which include cost of sales, research and development, general and administrative, and sales and marketing expenses.
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
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Trade accounts receivable	$10,827	$8,231
Unbilled accounts receivable	148	179
Allowance for product returns and price adjustments	(205)	(309)
Accounts receivable, net	$10,770	$8,101
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

	Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30 2026	December 31 2025
Customers	2026	2025	2026	2025
Customer A	*	14%	*	16%	*	*
Customer B	10%	*	11%	*	*	*
Customer C	16%	*	*	*	*	*
Customer D	21%	20%	24%	15%	33%	57%
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

3. Statements of Operations and Comprehensive Loss Components
Revenue
The Company sells products to its distributors, original equipment manufacturers, original design manufacturers and contract manufacturers. The Company also recognizes revenue under licensing, engineering services and royalty agreements with some customers.
The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Distributor	$14,790	$8,731	$28,112	$16,649
Non-distributor	3,946	4,470	5,496	9,690
Total revenue	$18,736	$13,201	$33,608	$26,339
The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Point in time	$15,452	$11,416	$29,693	$22,574
Over time	3,284	1,785	3,915	3,765
Total revenue	$18,736	$13,201	$33,608	$26,339
The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product sales	$15,313	$11,091	$29,413	$22,117
Licensing	—	643	—	1,154
Royalties	139	325	280	457
Engineering services and other revenue	3,284	1,142	3,915	2,611
Total revenue	$18,736	$13,201	$33,608	$26,339
The Company licenses its intellectual property and is entitled to consideration based on the customer’s sales. The Company makes estimates in instances when the customer reports sales on a lagged basis and actual information is not available timely. The estimates are based on historical trends in the customer’s activity and current market conditions. The amounts are reported in licensing, royalty, engineering services and other revenue in the statements of operations and comprehensive loss.
The Company recognizes revenue in three primary geographic regions: Asia-Pacific (APAC); North America; and Europe, Middle East and Africa (EMEA). The Company recognizes revenue by geography based on the region in which its products are sold, and not where the end products in which they are assembled are shipped. Revenue by region for the periods indicated was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
APAC	$10,866	$8,582	$20,060	$15,841
North America	5,256	2,926	8,104	5,409
EMEA	2,614	1,693	5,444	5,089
Total revenue	$18,736	$13,201	$33,608	$26,339

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
During the three and six months ended June 30, 2026, the Company recognized $0.5 million and $2.6 million of other income related to the Award, respectively, based on progress toward completion. Income recognition is based on an input method that measures costs incurred to date relative to total estimated costs over the term of the Award. During the three and six months ended June 30, 2026, the Company billed $0.5 million and $1.5 million relating to the Award, respectively. As of June 30, 2026, $0.3 million of the billed amount for the Award is recorded as a contract obligations liability on the condensed balance sheets. This amount represents the Company’s obligation to perform future services for which the Company has received or is entitled to receive payment but which are not yet fulfilled.
4. Balance Sheet Components
Inventory
Inventory consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$505	$323
Work-in-process	12,021	9,269
Finished goods	559	1,142
Total inventory	$13,085	$10,734
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Manufacturing equipment	$15,341	$15,070
Computer and network equipment	689	731
Furniture and fixtures	113	113
Construction in Progress	11,835	11,131
Leasehold improvements	1,476	1,476
Total property and equipment, gross	29,454	28,521
Less: accumulated depreciation	(14,611)	(14,381)
Total property and equipment, net	$14,843	$14,140
For the three months ended June 30, 2026 and 2025, the depreciation expense was $0.3 million and $0.4 million, respectively. For the six months ended June 30, 2026 and 2025, depreciation expense was $0.5 million and $0.7 million, respectively.

Intangible Assets, Net
The gross carrying amounts and accumulated amortization of intangible assets are as follows at the dates indicated (in thousands):

	June 30, 2026
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	0.6	$4,525	$(3,628)	$897
Total intangible assets		$4,525	$(3,628)	$897

	December 31, 2025
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	1.0	$4,456	$(2,742)	$1,714
Total intangible assets		$4,456	$(2,742)	$1,714
For the three months ended June 30, 2026 and 2025, the amortization expense for the intangible assets was $0.5 million and $0.4 million, respectively. For the six months ended June 30, 2026 and 2025, the amortization expense for the intangible assets was $0.9 million and $0.9 million, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30 2026	December 31 2025
Payroll-related expenses	$2,680	$2,481
Legal fees	2,564	185
Inventory	788	425
Other	622	560
Total accrued liabilities	$6,654	$3,651
Deferred Revenue
During the three months ended June 30, 2026, the Company executed two engineering services agreements with two customers. The total consideration in the two arrangements is $40.3 million. The Company is recognizing revenue related to the performance obligations over time using the input method based on costs incurred to date relative to the total expected costs of the contract and began recognizing revenue in the second quarter of 2026.
As of June 30, 2026, the Company has billed $6.2 million for the performance under the agreements. Under the input method of recognition, the Company has recognized $3.3 million in revenue for the three and six months ended June 30, 2026. As a result, the Company has recorded $2.9 million in deferred revenue as of June 30, 2026. The Company expects to recognize the remaining $37.0 million of the transaction price as services are performed throughout the contractual period and performance is expected to be complete in the year ended December 31, 2028.

5. Commitments and Contingencies
Leases
Operating leases consist of fabrication, lab, and office space expiring at various dates through 2029. Finance leases relate to a server lease expiring in February 2029. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The undiscounted future non-cancellable lease payments under the Company’s operating and finance leases were as follows (in thousands):

As of June 30, 2026	Amount
Remainder of 2026	$749
2027	1,513
2028	658
2029	48
Total lease payments	2,968
Less: imputed interest	(135)
Total lease liabilities	2,833
Less: current portion of lease liabilities	(1,405)
Total lease liabilities, net of current portion	$1,428
Other information related to the Company’s operating lease liabilities was as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (years)	2.02	2.44
Weighted-average discount rate	4.77%	4.50%
Other information related to the Company’s finance lease liabilities was as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (years)	2.67	3.16
Weighted-average discount rate	3.90%	3.90%
Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. Other than the patent infringement lawsuit disclosed below, management is currently not aware of any matters that would have a material adverse effect on the financial position, results of operations or cash flows of the Company.
Patent Infringement Lawsuit
On January 28, 2026, Avalanche Technology, Inc. filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware, alleging infringement of certain patents. Avalanche Technology, Inc. also filed a complaint with the U.S. International Trade Commission seeking the institution of an investigation under Section 337 of the Tariff Act of 1930, as amended. The Company has retained a dedicated legal team and is vigorously defending itself against such claims. As of June 30, 2026, the Company has not recorded an accrual related to these matters because it currently estimates that while possible, a loss is not probable. Further, any possible range of loss cannot reasonably be estimated at this time.

6. Stock-Based Compensation
Share-Based Compensation Expense
The following table presents the details of the Company’s share-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$674	$688	$1,337	$1,405
Research and development	372	437	722	934
Sales and marketing	170	133	316	310
Cost of sales	158	161	299	347
Total stock-based compensation	$1,374	$1,419	$2,674	$2,996
Summary of Stock Option Activity
The following table summarizes the stock option activity for the six months ended June 30, 2026:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In thousands)
Balance—December 31, 2025	1,365,002	$6.16	4.9	$4,303
Options granted	—
Options exercised	(820,158)	$6.23		$18,470
Options cancelled/forfeited	(853)	$11.16
Balance—June 30, 2026	543,991	$6.03	4.4	$9,872
Options exercisable—June 30, 2026	543,182	$6.03	4.4	$9,858
The total grant date fair value of options vested was $0.1 million and $0.2 million during the three months ended June 30, 2026 and 2025, respectively, and $0.1 million and $0.4 million during the six months ended June 30, 2026 and 2025, respectively.
No options were granted during the three and six months ended June 30, 2026 or 2025.
As of June 30, 2026, unrecognized compensation expense related to unvested options was not material and is expected to be recognized over a weighted-average period of 0.78 years. Stock-based compensation cost for options capitalized within inventory at June 30, 2026 and 2025 was not material.
2016 Employee Stock Purchase Plan
In January 2026, there was an increase of 229,777 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP) pursuant to the terms of the ESPP. The Company had 1,304,274 shares available for future issuance under the ESPP as of June 30, 2026. Employees purchased 67,049 shares for $290,000 during the three and six months ended June 30, 2026. Employees purchased 61,181 shares for $254,000 during the three and six months ended June 30, 2025.

Restricted Stock Units
The following table summarizes restricted stock units (RSUs) activity for the six months ended June 30, 2026:

	RSUs Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2025	1,294,166	$6.63
Granted	884,683	$9.48
Vested	(406,434)	$7.31
Cancelled/forfeited	(3,100)	$7.01
Balance—June 30, 2026	1,769,315	$7.90
The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of June 30, 2026, there was $12.8 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.9 years. Compensation cost capitalized within inventory was not material as of June 30, 2026 and 2025.
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
The following tables set forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):
Basic and diluted EPS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(3,589)	$(670)	$(3,885)	$(1,836)
Net loss attributable to common stockholders, diluted	$(3,589)	$(670)	$(3,885)	$(1,836)

Denominator:
Weighted-average shares of common stock outstanding, basic	23,882,618	22,504,957	23,512,274	22,347,411
Weighted-average shares of common stock outstanding, diluted	23,882,618	22,504,957	23,512,274	22,347,411
Net loss per common share, basic	$(0.15)	$(0.03)	$(0.17)	$(0.08)
Net loss per common share, diluted	$(0.15)	$(0.03)	$(0.17)	$(0.08)
Potentially dilutive securities representing 1.9 million and 1.6 million stock options and RSUs that were outstanding during the three months ended June 30, 2026, and 2025, respectively, and 1.7 million and 1.6 million stock options and RSUs outstanding during the six months ended June 30, 2026 and 2025, respectively, were excluded from the computation of diluted earnings per common share during these periods as their inclusion would have an antidilutive effect.

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
Key Metrics
We monitor a variety of key financial metrics to help us evaluate trends, establish budgets, measure the effectiveness of our business strategies, and assess operational efficiencies. These financial metrics include revenue, gross margin, operating expenses, and operating income determined in accordance with GAAP. Additionally, we monitor and project cash flow to determine our sources and uses for working capital to fund our operations. We also monitor adjusted net income, a non-GAAP financial measure, and design wins. We define adjusted net income as net income adjusted for stock-based compensation expense, litigation costs, and non-recurring engineering fees (“NRE”).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

			(in thousands)
Adjusted net income (loss) reconciliation:
Net loss	$(3,589)	$(670)	$(3,885)	$(1,836)
Stock-based compensation expense	1,374	1,419	2,674	2,996
Litigation costs	4,027	—	5,656	—
Non-recurring engineering fees	1,050	—	1,050	—
Adjusted net income	$2,862	$749	$5,495	$1,160
Results of Operations
The following tables set forth our results of operations for the periods indicated:

	Three Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)		(As a percentage of revenue)
Product sales	$15,313	$11,091	82%	84%
Licensing, royalty, engineering services and other revenue	3,423	2,110	18	16
Total revenue	18,736	13,201	100	100
Cost of product sales	8,296	6,166	44	47
Cost of licensing, royalty, engineering services and other revenue	343	267	2	2
Total cost of sales	8,639	6,433	46	49
Gross profit	10,097	6,768	54	51
Operating expenses:
Research and development	4,838	3,580	26	27
General and administrative	7,827	3,642	42	28
Sales and marketing	1,815	1,507	10	11
Total operating expenses	14,480	8,729	78	66
Loss from operations	(4,383)	(1,961)	(23)	(15)
Interest income	316	423	2	3
Other income, net	478	842	3	6
Net loss before income taxes	(3,589)	(696)	(18)	(5)
Income tax benefit (expense)	—	26	—	—
Net loss and comprehensive loss	$(3,589)	$(670)	(18)%	(5)%

Comparison of the three months ended June 30, 2026 and 2025
Revenue
We generated 79% and 66% of our revenue from products sold through distributors for the three months ended June 30, 2026 and 2025, respectively.
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

	Three Months Ended June 30,
	2026	2025
APAC	$10,866	$8,582
North America	5,256	2,926
EMEA	2,614	1,693
Total revenue	$18,736	$13,201

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Product sales	$15,313	$11,091	$4,222	38.1%
Licensing, royalty, engineering services and other revenue	3,423	2,110	$1,313	62.2%
Total revenue	$18,736	$13,201	$5,535	41.9%
Total revenue increased by $5.5 million, or 41.9%, from $13.2 million during the three months ended June 30, 2025 to $18.7 million during the three months ended June 30, 2026. The increase was due to an increase in product sales of $4.2 million or 38.1%, primarily driven by higher customer demand and increased unit shipments, and an increase in licensing, royalty, engineering services and other revenue of $1.3 million or 62.2%.
Licensing, royalty, engineering services and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Licensing, royalty, engineering services and other revenue increased by $1.3 million, or 62.2%, from $2.1 million during the three months ended June 30, 2025, to $3.4 million during the three months ended June 30, 2026. The increase was primarily due to the commencement of a subcontract agreement providing engineering services for military and aerospace applications.

Cost of Sales and Gross Margin

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Cost of product sales	$8,296	$6,166	$2,130	34.5%
Cost of licensing, royalty, engineering services and other revenue	343	267	76	28.5%
Total cost of sales	$8,639	$6,433	$2,206	34.3%
Gross margin	53.9%	51.3%
Cost of product sales increased by $2.1 million, or 34.5%, from $6.2 million during the three months ended June 30, 2025, to $8.3 million during the three months ended June 30, 2026. Cost of product sales have increased consistently and proportionately with the increase in revenues on our Toggle and STT products.
Cost of licensing, royalty, engineering services and other revenue remained consistent at $0.3 million for the three months ended June 30, 2025 and the three months ended June 30, 2026, respectively.
Gross margin increased from 51.3% during the three months ended June 30, 2025, to 53.9% during the three months ended June 30, 2026. Gross margin increased as a result of the different revenue mix.
Operating Expenses
Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant component of each of our operating expense categories.

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Research and development	$4,838	$3,580	$1,258	35.1%
Research and development as a % of revenue	26%	27%
Research and Development Expenses. Research and development expenses increased by $1.3 million, or 35.1%, from $3.6 million during the three months ended June 30, 2025, to $4.8 million during the three months ended June 30, 2026. The research and development expenses increase relates primarily to non-recurring engineering fees.

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
General and administrative	$7,827	$3,642	$4,185	114.9%
General and administrative as a % of revenue	42%	28%
General and Administrative Expenses. General and administrative expenses increased by $4.2 million, or 114.9%, from $3.6 million during the three months ended June 30, 2025, to $7.8 million during the three months ended June 30,

2026. The increase is primarily due to the litigation costs related to the patent infringement lawsuit described in Note 5 to our condensed financial statements included in Item 1 of this report.

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Sales and marketing	$1,815	$1,507	$308	20.4%
Sales and marketing as a % of revenue	10%	11%
Sales and Marketing Expenses. Sales and marketing expenses increased by $0.3 million, or 20.4%, from $1.5 million during the three months ended June 30, 2025, to $1.8 million during the three months ended June 30, 2026. The increase in sales and marketing expenses relates primarily to higher compensation costs and contract labor.

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Interest income	$316	$423	$(107)	(25.3)%
Interest income decreased by $0.1 million, or 25.3%, from $0.4 million during the three months ended June 30, 2025, to $0.3 million during the three months ended June 30, 2026. The decrease is primarily due to the decrease in interest rates.
Other Income, Net

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Other income, net	$478	$842	$(364)	(43.2)%
Other income, net decreased by $0.4 million, or 43.2%, from $0.8 million during the three months ended June 30, 2025, to $0.5 million during the three months ended June 30, 2026. Other income relates primarily to other income recognized from a strategic award we received to develop a long-term plan to provide manufacturing services for aerospace and defense segments.

	Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)		(As a percentage of revenue)
Product sales	$29,413	$22,117	88%	84%
Licensing, royalty, engineering services and other revenue	4,195	4,222	12	16
Total revenue	33,608	26,339	100	100
Cost of product sales	15,251	12,195	45	46
Cost of licensing, royalty, engineering services and other revenue	417	623	1	2
Total cost of sales	15,668	12,818	46	49
Gross profit	17,940	13,521	54	51
Operating expenses:
Research and development	8,443	6,936	25	26
General and administrative	12,888	7,480	38	28
Sales and marketing	3,708	2,998	11	11
Total operating expenses	25,039	17,414	74	65
Loss from operations	(7,099)	(3,893)	(21)	(15)
Interest income	633	831	2	3
Other income, net	2,584	1,230	8	5
Net loss before income taxes	(3,882)	(1,832)	(11)	(7)
Income tax benefit (expense)	(3)	(4)	—	—
Net loss and comprehensive loss	$(3,885)	$(1,836)	(11)%	(7)%
Comparison of the six months ended June 30, 2026 and 2025
Revenue
We generated 84% and 63% of our revenue from products sold through distributors for the six months ended June 30, 2026 and 2025, respectively.
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

	Six Months Ended June 30,
	2026	2025
APAC	$20,060	$15,841
North America	8,104	5,409
EMEA	5,444	5,089
Total revenue	$33,608	$26,339

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Product sales	$29,413	$22,117	$7,296	33.0%
Licensing, royalty, engineering services and other revenue	4,195	4,222	(27)	(0.6)%
Total revenue	$33,608	$26,339	$7,269	27.6%
Total revenue increased by $7.3 million, or 27.6%, from $26.3 million during the six months ended June 30, 2025 to $33.6 million during the six months ended June 30, 2026. The increase was due to an increase in product sales of $7.3 million or 33.0%, primarily driven by higher customer demand and increased unit shipments.
Licensing, royalty, engineering services and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. We estimate royalty revenue earned throughout the year, with an annual adjustment recognized for actual sales in the first quarter of each fiscal year. Licensing, royalty, engineering services and other revenue remained consistent at $4.2 million for six months ended June 30, 2025 and six months ended June 30, 2026, respectively.
Cost of Sales and Gross Margin

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Cost of product sales	$15,251	$12,195	$3,056	25.1%
Cost of licensing, royalty, engineering services and other revenue	417	623	(206)	(33.1)%
Total cost of sales	$15,668	$12,818	$2,850	22.2%
Gross margin	53.4%	51.3%
Cost of product sales increased by $3.1 million, or 25.1%, from $12.2 million during the six months ended June 30, 2025, to $15.3 million during the six months ended June 30, 2026. Cost of product sales have increased consistently and proportionately with the increase in revenues on our Toggle and STT products.
Cost of licensing, royalty, engineering services and other revenue decreased by $0.2 million, or 33.1%, from $0.6 million during the six months ended June 30, 2025, to $0.4 million during the six months ended June 30, 2026. The decrease was primarily due to a decrease in licensing costs related to labor and materials associated with the development of an AI technology application.
Gross margin increased from 51.3% during the six months ended June 30, 2025, to 53.4% during the six months ended June 30, 2026. Gross margin increased as a result of the different revenue mix.

Operating Expenses
Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant component of each of our operating expense categories.

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Research and development	$8,443	$6,936	$1,507	21.7%
Research and development as a % of revenue	25%	26%
Research and Development Expenses. Research and development expenses increased by $1.5 million, or 21.7%, from $6.9 million during the six months ended June 30, 2025, to $8.4 million during the six months ended June 30, 2026. The research and development expenses increase relates primarily to non-recurring engineering fees.

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
General and administrative	$12,888	$7,480	$5,408	72.3%
General and administrative as a % of revenue	38%	28%
General and Administrative Expenses. General and administrative expenses increased by $5.4 million, or 72.3%, from $7.5 million during the six months ended June 30, 2025, to $12.9 million during the six months ended June 30, 2026. The increase is primarily due to the litigation costs related to the patent infringement lawsuit described in Note 5 to our condensed financial statements included in Item 1 of this report.

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Sales and marketing	$3,708	$2,998	$710	23.7%
Sales and marketing as a % of revenue	11%	11%
Sales and Marketing Expenses. Sales and marketing expenses increased by $0.7 million, or 23.7%, from $3.0 million during the six months ended June 30, 2025, to $3.7 million during the six months ended June 30, 2026. The increase in sales and marketing expenses relates primarily to higher compensation costs and contract labor.

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Interest income	$633	$831	$(198)	(23.8)%
Interest income slightly decreased by $0.2 million, or 23.8%, from $0.8 million during the six months ended June 30, 2025, to $0.6 million during the six months ended June 30, 2026. The change is primarily due to the decrease in interest rates.

Other Income, Net

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Other income, net	$2,584	$1,230	$1,354	110.1%
Other income, net increased by $1.4 million, or 110.1%, from $1.2 million during the six months ended June 30, 2025, to $2.6 million during the six months ended June 30, 2026. Other income relates primarily to income recognized from a strategic award we received to develop a long-term plan to provide manufacturing services for aerospace and defense segments.
Liquidity and Capital Resources
As of June 30, 2026, we had $43.9 million of cash and cash equivalents, compared to $44.5 million as of December 31, 2025. We believe our cash and cash equivalents are sufficient to meet our anticipated capital requirements in the next 12 months. Our long-term capital requirements will depend on many factors, including, among other things, our growth rate, the timing and extent of our spending to support our current and future manufacturing requirements, research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Month Ended June 30,
	2026	2025

	(In thousands)
Cash provided by operating activities	$729	$6,455
Cash used in investing activities	(6,653)	(3,878)
Cash provided by financing activities	5,370	288
Cash Flows From Operating Activities
During the six months ended June 30, 2026, cash provided by operating activities was $0.7 million, which consisted of net loss of $3.9 million, non-cash charges of $4.1 million and changes of net operating assets and liabilities of $0.5 million. The non-cash charges consisted of stock-based compensation of $2.7 million and depreciation and amortization of $1.4 million. The change in our net operating assets and liabilities was primarily due to an increase in accrued liabilities of $3.1 million, an increase in deferred revenue of $3.0 million, a decrease in prepaid and other current assets of $0.6 million, an increase in accounts payable of $0.5 million, offset by an increase in accounts receivable of $2.7 million, an increase in inventory of $2.4 million, a decrease in contract obligation of $1.2 million and an increase in other assets of $0.4 million.
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

Cash Flows From Investing Activities
Cash used in investing activities during the six months ended June 30, 2026 was $6.7 million due to $5.7 million in purchases of manufacturing equipment and $1.0 million in purchases of intangible assets.
Cash used in investing activities during the six months ended June 30, 2025 was $3.9 million due to $2.9 million in purchases of manufacturing equipment and $1.0 million in purchases of intangible assets.
Cash Flows From Financing Activities
Cash provided by financing activities during the six months ended June 30, 2026 was $5.4 million, primarily due to proceeds from the exercise of employee stock options and purchase of shares under our employee stock purchase plan offset by a nominal amount in payments on finance leases.
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
Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
There have been no changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. Other Information
Trading Arrangements of Directors and Executive Officers.
None of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined under Item 408(a) of Regulation S-K) during the quarter ended June 30, 2026.

Item 6. Exhibits
EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	10/13/2016

3.1.1	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/22/2019

3.1.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/27/2020

3.1.3	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37900	3.1	5/25/2023

3.2	Amended and Restated Bylaws	8-K	001-37900	3.2	5/22/2019

10.1*	Foundry Services Agreement, dated April 8, 2026, by and between the registrant and Microchip Technology

10.2*	Subcontract Number S26-03-01 and Statement of Work, dated April 24, 2026, by and between the registrant and Amentum Services Inc.
10.3*	Austin Office Lease Extension, dated April 3, 2026, by and between the Company and University Federal Credit Union

10.4	Amended and Restated 2016 Equity Incentive Plan	8-K	001-37900	10.1	5/22/2026

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Everspin Technologies, Inc.

Date: August 5, 2026	By:	/s/ Sanjeev Aggarwal
Sanjeev Aggarwal
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ William Cooper
William Cooper
Chief Financial Officer
(Principal Financial Officer)