Form 10-Q
period 2026-09-30
EVERSPIN TECHNOLOGIES INC.
filed 2026-11-13
CIK 1438423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________
FORM 10-Q
____________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the Registrant’s Common Stock outstanding as of November 11, 2026, was 24,534,193.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
EVERSPIN TECHNOLOGIES, INC.
Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$43,042	$44,450
Accounts receivable, net	11,066	8,101
Inventory	13,959	10,734
Prepaid expenses and other current assets	1,721	1,877
Total current assets	69,788	65,162
Property and equipment, net	15,503	14,140
Intangible assets, net	458	1,714
Right-of-use assets	2,416	3,251
Other assets	1,960	342
Total assets	$90,125	$84,609

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,914	$5,180
Accrued liabilities	9,311	3,651
Lease liabilities, current portion	1,427	1,381
Contract obligations	—	1,472
Software liabilities, current portion	449	1,769
Total current liabilities	21,101	13,453
Lease liabilities, net of current portion	1,063	1,956
Software liabilities, net of current portion	17	15
Long-term income tax liability	276	268
Total liabilities	$22,457	$15,692
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 24,418,092 and 22,977,797 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	216,183	206,370
Accumulated deficit	(148,517)	(137,455)
Total stockholders’ equity	67,668	68,917
Total liabilities and stockholders’ equity	$90,125	$84,609
The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.
Condensed Statements of Operations and Comprehensive (Loss) Income
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product sales	$16,945	$12,690	$46,358	$34,807
Licensing, royalty, engineering services and other revenue	3,703	1,370	7,898	5,592
Total revenue	20,648	14,060	54,256	40,399
Cost of product sales	9,622	6,628	24,873	18,823
Cost of licensing, royalty, engineering services and other revenue	417	226	834	849
Total cost of sales	10,039	6,854	25,707	19,672
Gross profit	10,609	7,206	28,549	20,727
Operating expenses:
Research and development	3,553	3,583	11,996	10,519
General and administrative	13,029	3,690	25,917	11,170
Sales and marketing	1,956	1,478	5,664	4,476
Total operating expenses	18,538	8,751	43,577	26,165
Loss from operations	(7,929)	(1,545)	(15,028)	(5,438)
Interest income	351	432	984	1,263
Other income, net	413	1,164	2,997	2,394
Net (loss) income before income taxes	(7,165)	51	(11,047)	(1,781)
Income tax (expense) benefit	(10)	3	(13)	(1)
Net (loss) income and comprehensive (loss) income	$(7,175)	$54	$(11,060)	$(1,782)
Net (loss) income per common share:
Basic	$(0.29)	$0.00	$(0.46)	$(0.08)
Diluted	$(0.29)	$0.00	$(0.46)	$(0.08)
Weighted average shares of common stock outstanding:
Basic	24,365,922	22,669,872	23,799,950	22,456,079
Diluted	24,365,922	23,147,119	23,799,950	22,456,079
The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.
Condensed Statements of Stockholders’ Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	22,977,797	$2	$206,370	$(137,455)	$68,917
Exercise of stock options	57,027	—	326	—	326
Issuance of common stock under stock incentive plans	286,154	—	—	—	—
Stock-based compensation expense	—	—	1,300	—	1,300
Other	—	—	—	(2)	(2)
Net loss	—	—	—	(296)	(296)
Balance at March 31, 2026	23,320,978	$2	$207,996	$(137,753)	$70,245
Exercise of stock options	763,131	—	4,787	—	4,787
Issuance of common stock under stock incentive plans	187,329	—	290	—	290
Stock-based compensation expense	—	—	1,374	—	1,374
Net loss	—	—	—	(3,589)	(3,589)
Balance at June 30, 2026	24,271,438	$2	$214,447	$(141,342)	$73,107
Exercise of stock options	29,692	—	205	—	205
Issuance of common stock under stock incentive plans	116,962	—	—	—	—
Stock-based compensation expense	—	—	1,531	—	1,531
Net loss	—	—	—	(7,175)	(7,175)
Balance at September 30, 2026	24,418,092	$2	$216,183	$(148,517)	$67,668

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	22,059,697	$2	$199,460	$(136,869)	$62,593
Exercise of stock options	10,620	—	29	—	29
Issuance of common stock under stock incentive plans	281,828	—	—	—	—
Stock-based compensation expense	—	—	1,577	—	1,577
Net loss	—	—	—	(1,166)	(1,166)
Balance at March 31, 2025	22,352,145	$2	$201,066	$(138,035)	$63,033
Exercise of stock options	12,733	—	39	—	39
Issuance of common stock under stock incentive plans	205,713	—	254	—	254
Stock-based compensation expense	—	—	1,419	—	1,419
Net loss	—	—	—	(670)	(670)
Balance at June 30, 2025	22,570,591	$2	$202,778	$(138,705)	$64,075
Exercise of stock options	59,470	—	285	—	285
Issuance of common stock under stock incentive plans	126,718	—	—	—	—
Stock-based compensation expense	—	—	1,407	—	1,407
Net income	—	—	—	54	54
Balance at September 30, 2025	22,756,779	$2	$204,470	$(138,651)	$65,821
The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.
Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(11,060)	$(1,782)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,119	2,561
Gain on sale of property and equipment	—	(25)
Stock-based compensation	4,205	4,403
Changes in operating assets and liabilities:
Accounts receivable	(2,966)	3,034
Inventory	(3,225)	(2,709)
Prepaid expenses and other current assets	156	398
Other assets	(450)	(17)
Accounts payable	8,234	(590)
Accrued liabilities	6,006	532
Deferred revenue	—	887
Contract obligations	(1,472)	489
Lease liabilities, net	37	44
Long-term income tax liability	8	111
Net cash provided by operating activities	1,592	7,336
Cash flows from investing activities
Purchases of property and equipment	(7,059)	(3,239)
Purchases of intangible assets	(1,500)	(1,494)
Net cash used in investing activities	(8,559)	(4,733)
Cash flows from financing activities
Payments on finance leases	(49)	(50)
Proceeds from exercise of stock options and purchase of shares in employee stock purchase plan	5,608	607
Net cash provided by financing activities	5,559	557
Net (decrease) increase in cash and cash equivalents	(1,408)	3,160
Cash and cash equivalents at beginning of period	44,450	42,097
Cash and cash equivalents at end of period	$43,042	$45,257
Supplementary cash flow information:
Cash paid for taxes	$31	$38
Operating cash flows paid for operating leases	$1,073	$1,061
Financing cash flows paid for finance leases	$49	$50
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$175	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$136	$302
The accompanying notes are an integral part of these condensed financial statements.

EVERSPIN TECHNOLOGIES, INC.
Notes to Unaudited Condensed Financial Statements
1. Organization and Nature of Business
Everspin Technologies, Inc. (“we”, “our”, “us”, “Everspin Technologies”, “Everspin”, or the “Company”) was incorporated in Delaware on May 16, 2008. The Company’s magnetoresistive random access memory (MRAM) solutions offer the persistence of non-volatile memory with the speed and endurance of random access memory and enable the protection of mission critical data particularly in the event of power interruption or failure. The Company’s MRAM solutions allow its customers in key markets, such as industrial, medical, automotive/transportation, aerospace, military and defense, and data center, to design high performance, power-efficient and reliable systems without the need for bulky batteries or capacitors.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2025, has been derived from the audited financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future year.
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
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Trade accounts receivable	$11,170	$8,231
Unbilled accounts receivable	109	179
Allowance for product returns and price adjustments	(213)	(309)
Accounts receivable, net	$11,066	$8,101
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

	Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2026	December 31, 2025
Customers	2026	2025	2026	2025
Customer A	*	*	*	11%	*	*
Customer B	12%	*	11%	*	13%	*
Customer C	16%	*	12%	*	*	*
Customer D	23%	34%	24%	22%	40%	57%
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the update is to provide clarity about current interim requirements. The amendments in this update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 are effective for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact that the standard will have on its financial statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements, which addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. The amendments to ASC 260 must be applied retrospectively, while all other amendments may be applied prospectively or retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact that the standard will have on its financial statements and related disclosures.
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
The following table presents the Company’s revenues disaggregated by sales channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Distributor	$16,626	$12,094	$44,738	$28,743
Non-distributor	4,022	1,966	9,518	11,656
Total revenue	$20,648	$14,060	$54,256	$40,399
The following table presents the Company’s revenues disaggregated by timing of recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Point in time	$17,105	$12,833	$46,798	$35,407
Over time	3,543	1,227	7,458	4,992
Total revenue	$20,648	$14,060	$54,256	$40,399
The following table presents the Company’s revenues disaggregated by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product sales	$16,945	$12,690	$46,358	$34,807
Licensing	15	9	15	1,163
Royalties	160	143	440	600
Engineering services and other revenue	3,528	1,218	7,443	3,829
Total revenue	$20,648	$14,060	$54,256	$40,399
The Company licenses its intellectual property and is entitled to consideration based on the customer’s sales. The Company makes estimates in instances when the customer reports sales on a lagged basis and actual information is not available in real time. The estimates are based on historical trends in the customer’s activity and current market conditions. The amounts are reported in licensing, royalty, engineering services and other revenue in the statements of operations and comprehensive loss.
The Company recognizes revenue in three primary geographic regions: Asia-Pacific (APAC); North America; and Europe, Middle East and Africa (EMEA). The Company recognizes revenue by geography based on the region in which its products are sold, and not where the end products in which they are assembled are shipped. Revenue by region for the periods indicated was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
APAC	$12,759	$8,571	$32,819	$24,412
North America	5,246	2,497	13,350	7,906
EMEA	2,643	2,992	8,087	8,081
Total revenue	$20,648	$14,060	$54,256	$40,399
Other Income, Net
On August 14, 2024, the Company received a strategic award to develop a long-term plan to provide manufacturing services for military and defense segments (the Award). Under the Award, the Company will provide a plan to mitigate risks to its MRAM manufacturing supply chain. Pursuant to the Award, the Company may receive cash payments upon the achievement of certain technical tasks and deliverables. The Award allows for milestones totaling up to approximately $14.6 million for the Company over a span of 2.5 years.
The Award is not in the ordinary course of the Company’s business and hence not a contract with a customer. The Company has applied the revenue recognition principles under Accounting Standards Codification 606 by analogy.
During the three and nine months ended September 30, 2026, the Company recognized $0.5 million and $3.1 million of other income related to the Award, respectively, based on progress toward completion. Income recognition is based on an input method that measures costs incurred to date relative to total estimated costs over the term of the Award. The Company did not bill any amounts related to the Award during the three months ended September 30, 2026, and billed $1.5 million during the nine months ended September 30, 2026.
4. Balance Sheet Components
Inventory
Inventory consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$519	$323
Work-in-process	11,401	9,269
Finished goods	2,039	1,142
Total inventory	$13,959	$10,734

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Manufacturing equipment	$15,449	$15,070
Computer and network equipment	668	731
Furniture and fixtures	180	113
Construction in progress	12,583	11,131
Leasehold improvements	1,490	1,476
Total property and equipment, gross	30,370	28,521
Less: accumulated depreciation	(14,867)	(14,381)
Total property and equipment, net	$15,503	$14,140
For the three months ended September 30, 2026 and 2025, the depreciation expense was $0.3 million and $0.4 million, respectively. For the nine months ended September 30, 2026 and 2025, depreciation expense was $0.8 million and $1.1 million, respectively.
Intangible Assets, Net
The gross carrying amounts and accumulated amortization of intangible assets are as follows at the dates indicated (in thousands):

	September 30, 2026
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	0.4	$4,535	$(4,077)	$458
Total intangible assets		$4,535	$(4,077)	$458

	December 31, 2025
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	1.0	$4,456	$(2,742)	$1,714
Total intangible assets		$4,456	$(2,742)	$1,714
For the three months ended September 30, 2026 and 2025, the amortization expense for the intangible assets was $0.4 million and $0.4 million, respectively. For the nine months ended September 30, 2026 and 2025, the amortization expense for the intangible assets was $1.3 million and $1.3 million, respectively.

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Payroll-related expenses	$3,576	$2,481
Legal fees	2,124	185
Regulatory provision	2,715	—
Inventory	626	425
Other	270	560
Total accrued liabilities	$9,311	$3,651
Deferred Revenue
During the three and nine months ended September 30, 2026, the Company executed one and three engineering services agreements with one and two customers, respectively. The total consideration of the three arrangements is $41.4 million. The Company is recognizing revenue related to the performance obligations over time using the input method based on costs incurred to date relative to the total expected costs of the contract and began recognizing revenue in the three and nine months ended September 30, 2026, respectively.
As of September 30, 2026, the Company has billed $6.5 million for the performance under the agreements. Under the input method of recognition, the Company has recognized $6.8 million in revenue for nine months ended September 30, 2026. As a result, the Company does not have any deferred revenue as of September 30, 2026. The Company expects to recognize the remaining $34.6 million of the total consideration as services are performed throughout the contractual period. The Company expects to complete the related performance obligations in the years ended December 31, 2027, and 2028, respectively.
5. Commitments and Contingencies
Leases
Operating leases consist of fabrication, lab, and office space expiring at various dates through 2029. Finance leases relate to a server lease expiring in February 2029. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The undiscounted future non-cancellable lease payments under the Company’s operating and finance leases were as follows (in thousands):

As of September 30, 2026	Amount
Remainder of 2026	$374
2027	1,513
2028	658
2029	48
Total lease payments	2,593
Less: imputed interest	(103)
Total lease liabilities	2,490
Less: current portion of lease liabilities	(1,427)
Total lease liabilities, net of current portion	$1,063

Other information related to the Company’s operating lease liabilities was as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (years)	1.79	2.44
Weighted-average discount rate	4.77%	4.50%
Other information related to the Company’s finance lease liabilities was as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (years)	2.42	3.16
Weighted-average discount rate	3.90%	3.90%
Legal Proceedings
From time to time, the Company may become involved in legal proceedings arising from the ordinary course of its business. Other than the patent infringement lawsuit and the regulatory provision disclosed below, management is currently not aware of any matters that would have a material adverse effect on the financial position, results of operations or cash flows of the Company.
Patent Infringement Lawsuit
On January 28, 2026, Avalanche Technology, Inc. filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware, alleging infringement of certain patents. Avalanche Technology, Inc. also filed a complaint with the U.S. International Trade Commission seeking the institution of an investigation under Section 337 of the Tariff Act of 1930, as amended. The Company has retained a dedicated legal team and is vigorously defending itself against such claims. As of September 30, 2026, the Company has not recorded an accrual related to these matters because it currently estimates that while possible, a loss is not probable. Further, any possible range of loss cannot reasonably be estimated at this time.
Regulatory Provision
In April 2025, the Company submitted a voluntary self-disclosure to the Department of Commerce’s Bureau of Industry and Security (“BIS”) relating to certain historical sales by the Company’s distributors that resulted in apparent violations of U.S. export control laws and regulations. The apparent violations in question involved sales of EAR99 memory devices through an Asian distributor to end-users in Russia, as well as sales of EAR99 memory devices through a separate distributor to restricted entities in China. In all cases, once the Company became aware of the transactions, all transactions with these entities were ceased. Since submitting its disclosure, the Company has cooperated fully with BIS relating to its investigation.
On August 6, 2026, BIS presented the Company with a proposed charging letter (the “PCL”) indicating that BIS intended to initiate an enforcement proceeding relating to the matters identified in the voluntary self-disclosure. Subsequently, BIS shared proposed settlement terms, and Everspin and BIS have entered into settlement discussions where BIS is asserting a potential civil monetary penalty of approximately $11.2 million. The Company does not believe this amount is supported by the facts, applicable law, or BIS precedent, and has submitted responses to BIS disputing BIS’s proposed penalty calculation. The Company proposed a settlement counteroffer of approximately $2.7 million.
We continue to seek to resolve this matter through an administrative settlement and negotiations are ongoing. In connection with these discussions, and consistent with its most recent settlement offer, the Company has recorded an accrual of approximately $2.7 million within general and administrative expenses and accrued liabilities on our Condensed Balance Sheet. It is reasonably possible that the ultimate resolution of the matter, including any fine that may ultimately be imposed, could differ from the amount currently accrued and be as high as approximately $11.2 million, an amount most recently proposed by BIS staff. The Company remains engaged in settlement discussions with BIS and intends to vigorously defend itself.

6. Stock-Based Compensation
Share-Based Compensation Expense
The following table presents the details of the Company’s share-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative	$762	$678	$2,099	$2,083
Research and development	391	424	1,113	1,358
Sales and marketing	231	144	547	454
Cost of sales	147	161	446	508
Total stock-based compensation	$1,531	$1,407	$4,205	$4,403
Summary of Stock Option Activity
The following table summarizes the stock option activity for the nine months ended September 30, 2026:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In thousands)
Balance—December 31, 2025	1,365,002	$6.16	4.9	$4,303
Options granted	—
Options exercised	(849,850)	$6.26		$18,801
Options cancelled/forfeited	(1,045)	$10.33
Balance—September 30, 2026	514,107	$5.98	4.1	$6,405
Options exercisable—September 30, 2026	513,541	$5.98	4.1	$6,399
The total grant date fair value of options vested was $0.1 million and $0.2 million during the three months ended September 30, 2026 and 2025, respectively, and $0.1 million and $0.5 million during the nine months ended September 30, 2026 and 2025, respectively.
No options were granted during the three and nine months ended September 30, 2026 or 2025.
As of September 30, 2026, unrecognized compensation expense related to unvested options was not material and is expected to be recognized over a weighted-average period of 0.53 years. Stock-based compensation cost for options capitalized within inventory at September 30, 2026 and 2025 was not material.

2016 Employee Stock Purchase Plan
In January 2026, there was an increase of 229,777 shares reserved for issuance under the Company’s Employee Stock Purchase Plan (ESPP) pursuant to the terms of the ESPP. The Company had 1,304,274 shares available for future issuance under the ESPP as of September 30, 2026. Employees did not purchase any shares during the three months ended September 30, 2026 and 2025. Employees purchased 67,049 shares for $290,000 during the nine months ended September 30, 2026. Employees purchased 61,181 shares for $254,000 during the nine months ended September 30, 2025.

Restricted Stock Units
The following table summarizes restricted stock units (RSUs) activity for the nine months ended September 30, 2026:

	RSUs Outstanding
	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Balance—December 31, 2025	1,294,166	$6.63
Granted	958,890	$10.07
Vested	(523,396)	$7.65
Cancelled/forfeited	(19,992)	$11.49
Balance—September 30, 2026	1,709,668	$8.19
The fair value of RSUs is determined on the date of grant based on the market price of the Company’s common stock on that date. As of September 30, 2026, there was $12.4 million of unrecognized stock-based compensation expense related to RSUs to be recognized over a weighted-average period of 2.7 years. Compensation cost capitalized within inventory was not material as of September 30, 2026 and 2025.
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
If GF manufactures, sells, or transfers to customers wafers containing production qualified STT-MRAM devices that utilize certain design information, GF will be required to pay the Company a royalty.

8. Net (Loss) Income Per Common Share
Basic net (loss) income per common share is calculated by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding for the period less shares subject to repurchase, without consideration of potentially dilutive securities. Diluted earnings per share is calculated using the treasury stock method by dividing net (loss) income by the total weighted average shares of common stock outstanding in addition to the potential impact of dilutive securities including restricted stock units and options. In periods with a net loss, potentially dilutive securities are excluded from the Company’s calculation of earnings per share as their inclusion would have an antidilutive effect.
The following tables set forth the computation of basic and diluted net (loss) income per share attributable to common stockholders (in thousands, except share and per share amounts):
Basic and diluted EPS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income	$(7,175)	$54	$(11,060)	$(1,782)
Net (loss) income attributable to common stockholders, diluted	$(7,175)	$54	$(11,060)	$(1,782)

Denominator:
Weighted-average shares of common stock outstanding, basic	24,365,922	22,669,872	23,799,950	22,456,079
Weighted-average shares of common stock outstanding, diluted	24,365,922	23,147,119	23,799,950	22,456,079
Net (loss) income per common share, basic	$(0.29)	$0.00	$(0.46)	$(0.08)
Net (loss) income per common share, diluted	$(0.29)	$0.00	$(0.46)	$(0.08)
Potentially dilutive securities representing 1.4 million and 0.9 million stock options and RSUs that were outstanding during the three months ended September 30, 2026, and 2025, respectively, and 1.6 million and 1.5 million stock options and RSUs outstanding during the nine months ended September 30, 2026 and 2025, respectively, were excluded from the computation of diluted earnings per common share during these periods as their inclusion would have an antidilutive effect.

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
Overview
We are a pioneer in the successful commercialization of Magnetoresistive Random Access Memory (MRAM) technology. Our portfolio of MRAM technologies, including Toggle MRAM, Tunnel Magneto Resistance (TMR) Sensors, and Spin-transfer Torque MRAM (STT-MRAM), is delivering superior performance, persistence and reliability in non-volatile memories that transform how mission-critical data is protected against power loss. With almost 20 years of MRAM technology and manufacturing leadership, our memory solutions deliver significant value to our customers in key markets such as industrial, medical, automotive/transportation, aerospace, military and defense, and data center. We are the leading supplier of discrete MRAM components and a successful licensor of our broad portfolio of related technology and intellectual property.
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
Key Metrics
We monitor a variety of key financial metrics to help us evaluate trends, establish budgets, measure the effectiveness of our business strategies, and assess operational efficiencies. These financial metrics include revenue, gross margin, operating expenses, and operating income determined in accordance with GAAP. Additionally, we monitor and project cash flow to determine our sources and uses for working capital to fund our operations. We also monitor adjusted net income, a non-GAAP financial measure, and design wins. We define adjusted net income as net income adjusted for stock-based compensation expense, litigation costs, the regulatory provision, and non-recurring engineering fees (NRE).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

			(in thousands)
Adjusted net (loss) income reconciliation:
Net (loss) income	$(7,175)	$54	$(11,060)	$(1,782)
Stock-based compensation expense	1,531	1,407	4,205	4,403
Litigation costs	5,987	—	11,643	—
Regulatory provision	2,715	—	2,715	—
Non-recurring engineering fees	—	—	1,050	—
Adjusted net income	$3,058	$1,461	$8,553	$2,621
Results of Operations
The following tables set forth our results of operations for the periods indicated:

	Three Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)		(As a percentage of revenue)
Product sales	$16,945	$12,690	82%	90%
Licensing, royalty, engineering services and other revenue	3,703	1,370	18	10
Total revenue	20,648	14,060	100	100
Cost of product sales	9,622	6,628	47	47
Cost of licensing, royalty, engineering services and other revenue	417	226	2	2
Total cost of sales	10,039	6,854	49	49
Gross profit	10,609	7,206	51	51
Operating expenses:
Research and development	3,553	3,583	17	25
General and administrative	13,029	3,690	63	26
Sales and marketing	1,956	1,478	9	11
Total operating expenses	18,538	8,751	89	62
Loss from operations	(7,929)	(1,545)	(38)	(11)
Interest income	351	432	2	3
Other income, net	413	1,164	2	8
Net (loss) income before income taxes	(7,165)	51	(34)	—
Income tax (expense) benefit	(10)	3	—	—
Net (loss) income and comprehensive (loss) income	$(7,175)	$54	(34)%	—%

Comparison of the three months ended September 30, 2026 and 2025
Revenue
We generated 81% and 86% of our revenue from products sold through distributors for the three months ended September 30, 2026 and 2025, respectively.
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

	Three Months Ended September 30,
	2026	2025
APAC	$12,759	$8,571
North America	5,246	2,497
EMEA	2,643	2,992
Total revenue	$20,648	$14,060

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Product sales	$16,945	$12,690	$4,255	33.5%
Licensing, royalty, engineering services and other revenue	3,703	1,370	2,333	170.3%
Total revenue	$20,648	$14,060	$6,588	46.9%
Total revenue increased by $6.6 million, or 46.9%, from $14.1 million during the three months ended September 30, 2025 to $20.6 million during the three months ended September 30, 2026.
Product sales saw an increase of $4.3 million or 33.5%, primarily driven by higher customer demand and increased unit shipments.
Licensing, royalty, engineering services and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Licensing, royalty, engineering services and other revenue increased by $2.3 million, or 170.3%, from $1.4 million during the three months ended September 30, 2025, to $3.7 million during the three months ended September 30, 2026. The increase was primarily due to a subcontract agreement providing engineering services for military and defense applications.

Cost of Sales and Gross Margin

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Cost of product sales	$9,622	$6,628	$2,994	45.2%
Cost of licensing, royalty, engineering services and other revenue	417	226	191	84.5%
Total cost of sales	$10,039	$6,854	$3,185	46.5%
Gross margin	51.4%	51.3%
Cost of product sales increased by $3.0 million, or 45.2%, from $6.6 million during the three months ended September 30, 2025, to $9.6 million during the three months ended September 30, 2026. The increase was primarily due to higher product sales volume and higher manufacturing costs associated with our STT-MRAM products.
Cost of licensing, royalty, engineering services and other revenue increased by $0.2 million, or 84.5%, from $0.2 million during the three months ended September 30, 2025, to $0.4 million during the three months ended September 30, 2026. The increase was primarily attributable to the progression of our engineering services subcontract agreements.
Gross margin increased from 51.3% during the three months ended September 30, 2025, to 51.4% during the three months ended September 30, 2026. Gross margin increased primarily due to a higher proportion of licensing, royalty, engineering services and other revenue, which carries higher margins, partially offset by lower product margins.
Operating Expenses
Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant components of each of our operating expense categories.

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Research and development	$3,553	$3,583	$(30)	(0.8)%
Research and development as a % of revenue	17%	25%
Research and Development Expenses. Research and development expenses remained consistent at $3.6 million during each of the three months ended September 30, 2025 and 2026.

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
General and administrative	$13,029	$3,690	$9,339	253.1%
General and administrative as a % of revenue	63%	26%
General and Administrative Expenses. General and administrative expenses increased by $9.3 million, or 253.1%, from $3.7 million during the three months ended September 30, 2025, to $13.0 million during the three months ended

September 30, 2026. The increase is primarily due to the litigation costs related to the patent infringement lawsuit and the $2.7 million related to the regulatory provision, each described in Note 5 to our condensed financial statements included in Item 1 of this report.

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Sales and marketing	$1,956	$1,478	$478	32.3%
Sales and marketing as a % of revenue	9%	11%
Sales and Marketing Expenses. Sales and marketing expenses increased by $0.5 million, or 32.3%, from $1.5 million during the three months ended September 30, 2025, to $2.0 million during the three months ended September 30, 2026. The increase in sales and marketing expenses relates primarily to higher compensation costs and contract labor.

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Interest income	$351	$432	$(81)	(18.8)%
Interest income decreased by $0.1 million, or 18.8%, from $0.4 million during the three months ended September 30, 2025, to $0.4 million during the three months ended September 30, 2026. The decrease is primarily due to the decrease in interest rates.
Other Income, Net

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Other income, net	$413	$1,164	$(751)	(64.5)%
Other income, net decreased by $0.8 million, or 64.5%, from $1.2 million during the three months ended September 30, 2025, to $0.4 million during the three months ended September 30, 2026. Other income relates primarily to other income recognized from a strategic award we received to develop a long-term plan to provide manufacturing services for military and defense segments.

	Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)		(As a percentage of revenue)
Product sales	$46,358	$34,807	85%	86%
Licensing, royalty, engineering services and other revenue	7,898	5,592	15	14
Total revenue	54,256	40,399	100	100
Cost of product sales	24,873	18,823	46	47
Cost of licensing, royalty, engineering services and other revenue	834	849	2	2
Total cost of sales	25,707	19,672	48	49
Gross profit	28,549	20,727	52	51
Operating expenses:
Research and development	11,996	10,519	22	26
General and administrative	25,917	11,170	48	28
Sales and marketing	5,664	4,476	10	11
Total operating expenses	43,577	26,165	80	65
Loss from operations	(15,028)	(5,438)	(28)	(13)
Interest income	984	1,263	2	3
Other income, net	2,997	2,394	6	6
Net (loss) income before income taxes	(11,047)	(1,781)	(20)	(4)
Income tax (expense) benefit	(13)	(1)	—	—
Net (loss) income and comprehensive (loss) income	$(11,060)	$(1,782)	(20)%	(4)%
Comparison of the nine months ended September 30, 2026 and 2025
Revenue
We generated 82% and 71% of our revenue from products sold through distributors for the nine months ended September 30, 2026 and 2025, respectively.
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

	Nine Months Ended September 30,
	2026	2025
APAC	$32,819	$24,412
North America	13,350	7,906
EMEA	8,087	8,081
Total revenue	$54,256	$40,399

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Product sales	$46,358	$34,807	$11,551	33.2%
Licensing, royalty, engineering services and other revenue	7,898	5,592	2,306	41.2%
Total revenue	$54,256	$40,399	$13,857	34.3%
Total revenue increased by $13.9 million, or 34.3%, from $40.4 million during the nine months ended September 30, 2025 to $54.3 million during the nine months ended September 30, 2026.
Product sales saw an increase of $11.6 million or 33.2%, primarily driven by higher customer demand and increased unit shipments.
Licensing, royalty, engineering services and other revenue is a highly variable revenue item characterized by a small number of transactions annually with revenue based on size and terms of each transaction. Licensing, royalty, engineering services and other revenue increased by $2.3 million, or 41.2%, from $5.6 million during the nine months ended September 30, 2025 to $7.9 million during the nine months ended September 30, 2026. The increase was primarily due to a subcontract agreement providing engineering services for military and defense applications.
Cost of Sales and Gross Margin

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Cost of product sales	$24,873	$18,823	$6,050	32.1%
Cost of licensing, royalty, engineering services and other revenue	834	849	(15)	(1.8)%
Total cost of sales	$25,707	$19,672	$6,035	30.7%
Gross margin	52.6%	51.3%
Cost of product sales increased by $6.1 million, or 32.1%, from $18.8 million during the nine months ended September 30, 2025, to $24.9 million during the nine months ended September 30, 2026. Cost of product sales has increased consistently and proportionately with the increase in revenues on our Toggle and STT products.
Cost of licensing, royalty, engineering services and other revenue remained consistent at $0.8 million during the nine months ended September 30, 2025, and the nine months ended September 30, 2026, despite an increase in related revenue, primarily due to changes in the mix of labor and materials costs associated with the progression of our engineering services subcontract agreements.
Gross margin increased from 51.3% during the nine months ended September 30, 2025, to 52.6% during the nine months ended September 30, 2026. Gross margin increased primarily due to higher margins on licensing, royalty, engineering services and other revenue, which also increased as a proportion of total revenue, and a slight improvement in product margins.

Operating Expenses
Our operating expenses consist of research and development, general and administrative and sales and marketing expenses. Personnel-related expenses, including salaries, benefits, bonuses and stock-based compensation, are among the most significant components of each of our operating expense categories.

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Research and development	$11,996	$10,519	$1,477	14.0%
Research and development as a % of revenue	22%	26%
Research and Development Expenses. Research and development expenses increased by $1.5 million, or 14.0%, from $10.5 million during the nine months ended September 30, 2025, to $12.0 million during the nine months ended September 30, 2026. The increase in research and development expenses relates primarily to non-recurring engineering fees.

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
General and administrative	$25,917	$11,170	$14,747	132.0%
General and administrative as a % of revenue	48%	28%
General and Administrative Expenses. General and administrative expenses increased by $14.7 million, or 132.0%, from $11.2 million during the nine months ended September 30, 2025, to $25.9 million during the nine months ended September 30, 2026. The increase is primarily due to the litigation costs related to the patent infringement lawsuit and the $2.7 million related to the regulatory provision, each described in Note 5 to our condensed financial statements included in Item 1 of this report.

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Sales and marketing	$5,664	$4,476	$1,188	26.5%
Sales and marketing as a % of revenue	10%	11%
Sales and Marketing Expenses. Sales and marketing expenses increased by $1.2 million, or 26.5%, from $4.5 million during the nine months ended September 30, 2025, to $5.7 million during the nine months ended September 30, 2026. The increase in sales and marketing expenses relates primarily to higher compensation costs and contract labor.

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Interest income	$984	$1,263	$(279)	(22.1)%

Interest income decreased by $0.3 million, or 22.1%, from $1.3 million during the nine months ended September 30, 2025, to $1.0 million during the nine months ended September 30, 2026. The change is primarily due to the decrease in interest rates.
Other Income, Net

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(Dollars in thousands)
Other income, net	$2,997	$2,394	$603	25.2%
Other income, net increased by $0.6 million, or 25.2%, from $2.4 million during the nine months ended September 30, 2025, to $3.0 million during the nine months ended September 30, 2026. Other income relates primarily to income recognized from a strategic award we received to develop a long-term plan to provide manufacturing services for military and defense segments.
Liquidity and Capital Resources
As of September 30, 2026, we had $43.0 million of cash and cash equivalents, compared to $44.5 million as of December 31, 2025. We believe our cash and cash equivalents are sufficient to meet our anticipated capital requirements in the next 12 months. Our long-term capital requirements will depend on many factors, including, among other things, our growth rate, the timing and extent of our spending to support our current and future manufacturing requirements, research and development activities, the timing and cost of establishing additional sales and marketing capabilities, and the introduction of new products.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
Cash provided by operating activities	$1,592	$7,336
Cash used in investing activities	(8,559)	(4,733)
Cash provided by financing activities	5,559	557
Cash Flows From Operating Activities
During the nine months ended September 30, 2026, cash provided by operating activities was $1.6 million, which consisted of net loss of $11.1 million, non-cash charges of $6.3 million and changes of net operating assets and liabilities of $6.3 million. The non-cash charges consisted of stock-based compensation of $4.2 million and depreciation and amortization of $2.1 million. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable of $8.2 million, an increase in accrued liabilities of $6.0 million, partially offset by an increase in inventory of $3.2 million, an increase in accounts receivable of $3.0 million, a decrease in contract obligations of $1.5 million and an increase in other assets of $0.5 million.
During the nine months ended September 30, 2025, cash provided by operating activities was $7.3 million, which consisted of net loss of $1.8 million, non-cash charges of $6.9 million and changes of net operating assets and liabilities of $2.2 million. The non-cash charges consisted of stock-based compensation of $4.4 million and depreciation and amortization of $2.6 million. The change in our net operating assets and liabilities was primarily due to a decrease in accounts receivable of $3.0 million, an increase in deferred revenue of $0.9 million, an increase in accrued liabilities of $0.5 million, an increase in contract obligations of $0.5 million, a decrease in prepaid and other current assets of $0.4 million, an increase in long-term income tax liability of $0.1 million, offset by an increase in inventory of $2.7 million and a decrease in accounts payable of $0.6 million.
Cash Flows From Investing Activities
Cash used in investing activities during the nine months ended September 30, 2026 was $8.6 million due to $7.1 million in purchases of property and equipment and $1.5 million in purchases of intangible assets.
Cash used in investing activities during the nine months ended September 30, 2025 was $4.7 million due to $3.2 million of purchases of property and equipment and $1.5 million in purchases of intangible assets.
Cash Flows From Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2026 was $5.6 million, primarily due to proceeds from the exercise of employee stock options and purchase of shares under our employee stock purchase plan offset by a nominal amount in payments on finance leases.
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
Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In April 2025, the Company submitted a voluntary self-disclosure to the Department of Commerce’s Bureau of Industry and Security (“BIS”) relating to certain historical sales by the Company’s distributors that resulted in apparent violations of U.S. export control laws and regulations. Since submitting its disclosure, the Company has cooperated fully with BIS relating to its investigation. We continue to seek to resolve this matter through an administrative settlement and negotiations are ongoing. Additional information regarding this matter, including the related regulatory provision, is included in Note 5, Commitments and Contingencies, to the condensed financial statements included in this Quarterly Report on Form 10-Q.
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
Item 5. Other Information
Trading Arrangements of Directors and Executive Officers.
None of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined under Item 408(a) of Regulation S-K) during the quarter ended September 30, 2026.

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

Everspin Technologies, Inc.

Date: November 13, 2026	By:	/s/ Sanjeev Aggarwal
Sanjeev Aggarwal
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ William Cooper
William Cooper
Chief Financial Officer
(Principal Financial Officer)